Form 10-Q
period 2000-03-31
PRAECIS PHARMACEUTICALS INC
filed 2000-06-07
CIK 1033025

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   -----------

                                    FORM 10-Q

                                   -----------

      (Mark One)
      [X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

                                       OR

      [ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from ____ to ____

                        Commission File Number: 000-30289


                      PRAECIS PHARMACEUTICALS INCORPORATED
                     --------------------------------------
             (Exact name of registrant as specified in its charter)


          Delaware                                 04-3200305
          -------------------------            -----------------
          (State or other jurisdiction of      (I.R.S. Employer
          incorporation or organization)       Identification No.)


                 One Hampshire Street, Cambridge, MA 02139-1572
                 ----------------------------------------------
              (Address of principal executive offices and zip code)

                                 (617) 494-8400
                                 --------------
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                     Yes [ ]   No [X]

         ALTHOUGH THE REGISTRANT HAS FILED ALL REPORTS REQUIRED TO BE FILED BY
         SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS, THE REGISTRANT DID NOT BECOME SUBJECT TO SUCH FILING REQUIREMENTS UNTIL THE REGISTRATION OF CERTAIN SHARES OF ITS COMMON STOCK PURSUANT TO A REGISTRATION STATEMENT ON FORM S-1 WAS DECLARED EFFECTIVE BY THE SECURITIES AND EXCHANGE COMMISSION ON APRIL 26, 2000.

         As of May 31, 2000, there were 41,864,570 shares of the registrant's common stock, $.01 par value, outstanding.

                      PRAECIS PHARMACEUTICALS INCORPORATED

                                    FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 2000

                                      INDEX



                                                                                          Page
                                                                                         Number
                                                                                         ------
PART I.  FINANCIAL INFORMATION                                                              3

Item 1.  Financial Statements
              Condensed Balance Sheets at March 31, 2000 and December 31, 1999              3
              Condensed Statements of Operations for the three months ended
              March 31, 2000 and 1999                                                       4
              Condensed Statements of Cash Flows for the three months ended
              March 31, 2000 and 1999                                                       5
              Notes to Condensed Financial Statements                                       6

Item 2.  Management's Discussion and Analysis of Financial Condition
and Results of Operations                                                                   9

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                        22

PART II. OTHER INFORMATION                                                                 23

Item 2.  Changes in Securities and Use of Proceeds                                         23

Item 4.  Submission of Matters to a Vote of Security Holders                               24

Item 6.  Exhibits and Reports on Form 8-K                                                  24

SIGNATURE                                                                                  26

EXHIBIT INDEX                                                                              27

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                      PRAECIS PHARMACEUTICALS INCORPORATED
                            CONDENSED BALANCE SHEETS
                        (In thousands, except share data)

                                                                                    March 31,     December 31,
                                                                                      2000            1999
                                                                                     ------         ---------
                                                                                   (unaudited)
ASSETS
Current assets:
  Cash and cash equivalents.................................................       $  86,296        $  94,525
  Accounts receivable.......................................................           6,344            8,121
  Unbilled revenue..........................................................           2,667            4,259
  Materials inventory.......................................................          26,330           21,100
  Prepaid expenses and other assets.........................................           4,205              708
  Deferred income taxes.....................................................           5,575            5,575
                                                                                   ---------        ---------

        Total current assets................................................         131,417          134,288

Property and equipment, net.................................................           5,903            6,043
                                                                                   ---------        ---------

              Total assets..................................................       $ 137,320        $ 140,331
                                                                                   =========        =========


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................................       $   8,702        $   9,878
  Accrued expenses..........................................................           6,517            6,859
  Deferred revenue..........................................................           5,803            5,501
  Advance payments..........................................................          26,330           21,100
  Income taxes payable......................................................             100            4,672
  Current portion of capital lease obligations..............................              39               58
                                                                                   ---------        ---------

        Total current liabilities...........................................          47,491           48,068
Deferred revenue............................................................           3,410            4,547

Commitments and contingencies

Stockholders' equity:
Series A, B, C, D, E Convertible Preferred Stock, $0.01 par value; 3,750,000 shares authorized; 3,417,300 shares issued and outstanding at March 31, 2000
and December 31, 1999.......................................................              35               35
Common Stock, $0.01 par value; 60,000,000 shares authorized; 7,031,870
shares in 2000 and 6,358,684 shares in 1999 issued and outstanding..........              70               64
Additional paid-in capital..................................................          89,882           88,710
Accumulated deficit.........................................................          (3,568)          (1,093)
                                                                                   ---------        ---------

        Total stockholders' equity..........................................          86,419           87,716
                                                                                   ---------        ---------

              Total liabilities and stockholders' equity....................       $ 137,320        $ 140,331
                                                                                   =========        =========

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                      PRAECIS PHARMACEUTICALS INCORPORATED
                       CONDENSED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (unaudited)

                                                            Three months ended
                                                                 March 31,
                                                     --------------------------------
                                                         2000                1999
                                                     ------------        ------------
Revenues:
    Corporate collaborations......................   $      9,001        $      1,143
                                                     ------------        ------------
          Total revenues..........................          9,001               1,143

Costs and expenses:
    Research and development......................         11,276              11,131
    General and administrative....................          1,394                 917
                                                     ------------        ------------
        Total costs and expenses..................         12,670              12,048
                                                     ------------        ------------


Operating loss....................................         (3,669)            (10,905)

Interest income, net..............................          1,294                 976
                                                     ------------        ------------

Loss before income taxes..........................         (2,375)             (9,929)
Provision for income taxes........................            100                 100
                                                     ------------        ------------

Net loss..........................................   $     (2,475)       $    (10,029)
                                                     ============        ============


Basic and diluted net loss per share..............   $      (0.36)       $      (1.68)

Weighted average number of basic
  and diluted shares outstanding..................      6,844,407           5,987,174

Pro forma basic and diluted net loss per share....   $      (0.08)       $      (0.32)

Pro forma weighted average number of basic
    and diluted shares outstanding................     32,452,257          31,595,024

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                      PRAECIS PHARMACEUTICALS INCORPORATED
                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (unaudited)

                                                                          Three months ended
                                                                               March 31,
                                                                       -------------------------
                                                                          2000            1999
                                                                       ---------       ---------
OPERATING ACTIVITIES:
Net loss...........................................................    $ (2,475)       $(10,029)
Adjustments to reconcile net loss to cash used in
operating activities:
   Depreciation and amortization...................................         633             242
   Deferred income taxes...........................................          --          (1,324)
   Stock compensation..............................................         462              --
   Changes in operating assets and liabilities:
      Accounts receivable..........................................       1,777            (835)
      Unbilled revenue.............................................       1,592             (82)
      Materials inventory..........................................      (5,230)             --
      Prepaid expenses and other assets............................      (3,497)           (690)
      Accounts payable.............................................      (1,176)          2,530
      Accrued expenses.............................................        (342)           (312)
      Deferred revenue.............................................        (835)            154
      Advance payments.............................................       5,230              --
      Income taxes payable.........................................      (4,572)            650
                                                                       --------        --------
Net cash used in operating activities..............................      (8,433)         (9,696)


INVESTING ACTIVITIES:
Purchase of property and equipment.................................        (493)         (1,240)
                                                                       --------        --------
Net cash used in investing activities..............................        (493)         (1,240)


FINANCING ACTIVITIES:
Principal repayments of capital lease obligations..................         (19)           (111)
Proceeds from issuance of common stock, options and warrants.......         716              18
                                                                       --------        --------
Net cash provided by (used in) financing activities................         697             (93)
                                                                       --------        --------


Net decrease in cash and cash equivalents..........................      (8,229)        (11,029)
Cash and cash equivalents, beginning of period.....................      94,525          85,298
                                                                       --------        --------

Cash and cash equivalents, end of period...........................    $ 86,296        $ 74,269
                                                                       ========        ========

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                      PRAECIS PHARMACEUTICALS INCORPORATED
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


1.  BASIS OF PRESENTATION

The accompanying condensed financial statements have been prepared by PRAECIS PHARMACEUTICALS INCORPORATED (the "Company") in accordance with generally accepted accounting principles and pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is suggested that the financial statements be read in conjunction with the audited financial statements and the accompanying notes included in the Company's Registration Statement on Form S-1 (File No. 333-96351) (the "Registration Statement"), which was declared effective by the SEC on April 26, 2000.

The information furnished reflects all adjustments which, in the opinion of management, are considered necessary for a fair presentation of results for the interim periods. Such adjustments consist only of normal recurring items. It should also be noted that results for the interim periods are not necessarily indicative of the results expected for the full year or any future period.

The preparation of these financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NEW ACCOUNTING PRONOUNCEMENTS

In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44, ACCOUNTING FOR CERTAIN TRANSACTIONS INVOLVING STOCK COMPENSATION (the "Interpretation"). This Interpretation clarifies how companies should apply the Accounting Principles Board's Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES. The Interpretation will be applied prospectively to new awards, modifications to outstanding awards, and changes in employee status on or after July 1, 2000, except as follows: the definition of an employee applies to awards granted after December 15, 1998; the Interpretation applies to modifications that reduce the exercise price of an award after December 15, 1998; and the Interpretation applies to modifications that add a reload feature to an award made after January 12, 2000. The Company believes that there are no awards that would result in an adjustment at July 1, 2000 as a result of this Interpretation.

In December 1999, the SEC issued Staff Accounting Bulletin 101 ("SAB 101"), REVENUE RECOGNITION IN FINANCIAL STATEMENTS. SAB 101 clarifies the SEC staff's views on applying generally accepted accounting principles to revenue recognition in financial statements. In March 2000, the SEC issued an amendment, SAB 101A, which deferred the effective date of SAB 101. The Company believes its revenue recognition policies are in compliance with SAB 101.

NET LOSS PER SHARE

Basic net loss per share is based on the weighted average number of common shares outstanding. For the three months ended March 31, 2000 and 1999, diluted net loss per common share is the same as basic net loss per common share as the inclusion of weighted average shares of common stock issuable upon exercise of stock options and warrants would be antidilutive.

Pro forma net loss per share has been computed as described above and also gives effect, under SEC guidance, to the conversion of preferred shares not included above that automatically converted to common shares upon the closing of the Company's initial public offering in April 2000 (See Note 5), using the if-converted method.

The calculation of historical basic and diluted net loss per share is as follows (in thousands, except per share amounts):

                                                                   Three Months Ended
                                                                        March 31,
                                                           ---------------------------------
                                                               2000                 1999
                                                           ------------         -----------
Historical:
   Net loss...........................................     $     (2,475)       $    (10,029)
                                                           ============        ============
   Weighted average number of common shares
      outstanding used in computing basic and
      diluted net loss per share......................        6,844,407           5,987,174
                                                           ============        ============
Basic and diluted net loss per share..................     $      (0.36)       $      (1.68)
                                                           ============        ============
Pro forma:
   Net loss...........................................     $     (2,475)       $    (10,029)
                                                           ============        ============
   Weighted average number of common shares used in
      computing basic and diluted net loss per share
      (from above)....................................        6,844,407           5,987,174
   Adjustment to reflect the effect of the
      assumed conversion of preferred stock from
      the date of issuance............................       25,607,850          25,607,850
                                                           ------------        ------------
   Weighted average number of common shares outstanding
      used in computing pro forma basic and diluted net
      loss per share..................................       32,452,257          31,595,024
                                                           ============        ============
Pro forma basic and diluted net loss per share........     $      (0.08)        $     (0.32)
                                                           ============        ============

3. COMMITMENTS

BUILDING

On January 14, 2000, the Company signed a purchase and sale agreement to purchase, for $41.5 million, land and a building to be used as its principal headquarters and research facility. In connection with this agreement, the Company has made deposits of $1.2 million and expects the transaction to close in the second quarter of 2000. The Company expects to use approximately $30.0 million of the net proceeds of its initial public offering for the purchase of this facility and related improvements. The Company intends to obtain first mortgage financing of up to approximately $33.0 million for the balance of the required amount and expects to close a mortgage financing transaction in the second quarter of 2000.

In connection with the decision to relocate its principal operations to the new facility, the Company may incur approximately $1.0 million of incremental cash and non-cash operating costs during the approximate 12 month transition period.

4. STOCK SPLIT

On March 8, 2000, the Company effected a two-for-one stock split of its common stock, par value $.01 per share (the "Common Stock"), in the form of a 100% stock dividend. All common share and per share data in the accompanying financial statements have been retroactively adjusted to reflect the stock split.


5. SUBSEQUENT EVENTS

INITIAL PUBLIC OFFERING

On April 26, 2000, the Company's Registration Statement was declared effective by the SEC. Pursuant to the Registration Statement, on May 2, 2000, the Company sold 8,000,000 shares of its Common Stock at $10 per share and on May 8, 2000, the Company sold an additional 1,200,000 shares of Common Stock at $10 per share pursuant to the underwriters' exercise in full of their over-allotment option. The Company received net proceeds of approximately $84,310,000 from its initial public offering (including the net proceeds from the sale of shares pursuant to the exercise by the underwriters of the over-allotment option), after payment of underwriting discounts and commissions and estimated offering expenses.

The accompanying balance sheet is as of March 31, 2000, and does not reflect the net proceeds of the Company's initial public offering. Upon the closing of the Company's initial public offering on May 2, 2000, all of the outstanding shares of the Company's convertible preferred stock, par value $.01 per share (the "Preferred Stock"), automatically converted into 25,607,850 shares of Common Stock. Immediately following the automatic conversion of the Preferred Stock, the Company filed an amended and restated certificate of incorporation. Under the amended and restated certificate of incorporation, the Company is authorized to issue 200,000,000 shares of Common Stock and 10,000,000 shares of Preferred Stock. There currently are no shares of Preferred Stock issued and outstanding.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING DISCUSSION OF OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS SHOULD BE READ IN CONJUNCTION WITH THE CONDENSED FINANCIAL STATEMENTS AND ACCOMPANYING NOTES TO THOSE STATEMENTS INCLUDED ELSEWHERE IN THIS FORM 10-Q. THIS FORM 10-Q CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, THAT INVOLVE RISKS AND UNCERTAINTIES. ALL STATEMENTS OTHER THAN STATEMENTS OF HISTORICAL INFORMATION PROVIDED HEREIN ARE FORWARD-LOOKING STATEMENTS AND MAY CONTAIN INFORMATION ABOUT FINANCIAL RESULTS, ECONOMIC CONDITIONS, TRENDS AND KNOWN UNCERTAINTIES. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE DISCUSSED IN THE FORWARD-LOOKING STATEMENTS AS A RESULT OF A NUMBER OF FACTORS, WHICH INCLUDE THOSE DISCUSSED IN THIS SECTION AND ELSEWHERE IN THIS REPORT AND THE RISKS DISCUSSED IN THE COMPANY'S OTHER FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS, WHICH REFLECT MANAGEMENT'S ANALYSIS, JUDGMENT, BELIEF OR EXPECTATION ONLY AS OF THE DATE HEREOF. THE COMPANY UNDERTAKES NO OBLIGATION TO PUBLICLY REISSUE OR MODIFY THESE FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES THAT ARISE AFTER THE DATE HEREOF.


OVERVIEW

         Since our inception, we have been engaged in developing drugs for the treatment of a variety of human diseases. Our lead program is the development of abarelix, a drug to treat diseases that respond to the lowering of hormone levels. We have entered into collaborations with Amgen Inc. and Sanofi-Synthelabo S.A. to further develop and commercialize our abarelix products.

         Since our inception, we have had no revenues from product sales. We have received revenues in the form of signing, performance-based, cost sharing and contract services payments from corporate collaborations. These revenues enabled us to achieve profitability and positive cash flow before any financing activity for fiscal 1997, 1998 and 1999. From inception through March 31, 2000, we recognized approximately $128.7 million in revenues under these collaboration agreements. Under these agreements, we could receive additional non-refundable performance-based payments and reimbursement for ongoing development costs, as well as a percentage of future product profits. For the next several years, we expect that our sources of revenue, if any, will consist primarily of interest income and payments from our corporate collaborators.

         Our accumulated deficit as of March 31, 2000 was approximately $3.6 million. Substantially all of our expenditures to date have been for drug development activities and for general and administrative expenses.

         Due to the high costs associated with preparing to launch our first product, as well as other research and development and general and administrative expenses, we expect to have net operating losses for fiscal 2000 and the following several years. We do not expect to generate operating income until several years after abarelix-depot-M, our drug for the treatment of prostate cancer, is approved for marketing by the FDA. We will require regulatory approval to market all of our future products.

         In August 1996, we entered into a collaboration and license agreement with Boehringer Ingelheim International GmbH. Under this agreement, Boehringer paid us approximately $5.4 million over approximately two years. These payments consisted of an initial signing payment and additional payments for the screening of Boehringer compounds and reimbursement of personnel and related materials expenses. We also are entitled to receive royalties on the net sales of any product containing a Boehringer compound which we screened if Boehringer develops and commercializes the product.

         In May 1997, we entered into an agreement with Sanofi-Synthelabo for the development and commercialization of abarelix products in Europe, Latin America, the Middle East and various countries in Africa. Under our agreement with Sanofi-Synthelabo, we could receive up to approximately $69.6 million in non-refundable fees and performance-based payments. For supply of product to Sanofi-Synthelabo, we receive a transfer price that varies based on sales price and volume. Additionally, we are entitled to receive reimbursement for ongoing development costs. To date, we have received a total of approximately $30.9 million in non-refundable fees, performance-based payments and reimbursement for ongoing development costs under the Sanofi-Synthelabo agreement.

         In 1997 and 1998, we entered into agreements with Roche Products Inc. for the research, development and commercialization of abarelix products in all countries outside of the Sanofi-Synthelabo territory. In December 1998, we and Roche mutually terminated the agreement. During the term of the agreement, Roche paid to us approximately $28.2 million in performance-based and cost-sharing payments. Roche retains no rights to the abarelix program and has no equity interest in us.

         Effective March 1999, we entered into an agreement with Amgen for the development and commercialization of abarelix products in the countries not covered by the Sanofi-Synthelabo agreement. Under the agreement, we could receive up to $25.0 million in signing and performance-based fees. Of this $25.0 million, we have received $10.0 million to date, which is the minimum amount payable under the agreement. The remaining $15.0 million is payable upon FDA approval of an NDA relating to abarelix. Amgen will pay the first $175.0 million of all authorized costs and expenses associated with the research, development and commercialization of abarelix products in the United States. Following these expenditures, in general we will share with Amgen all subsequent United States research and development costs for abarelix products through the launch period and we will reimburse Amgen for a share of costs associated with establishing a sales and marketing infrastructure in the United States. In general, we will receive a transfer price and royalty based on a sharing of the resulting profits on sales of abarelix products in the United States. All program expenses in Amgen's licensed territory outside the United States will be borne by Amgen, and we will receive a royalty on net sales of abarelix products in those territories.

         We have granted Amgen exclusive manufacturing and commercialization rights for abarelix products for all indications in the licensed territories. Initially, we are responsible for supplying Amgen with its requirements for abarelix products in the licensed territory. Amgen has provided us with written notice of its intent to assume manufacturing responsibility for abarelix products pursuant to the terms of our agreement. Under the agreement, we will retain manufacturing responsibility for the depot formulation of abarelix following the transfer, subject to the terms of the agreement.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THREE MONTHS ENDED MARCH 31, 1999

         Revenues for the three months ended March 31, 2000 increased 687% to approximately $9.0 million, from approximately $1.1 million for the corresponding period in 1999. The increase in revenues was due to significantly increased cost-sharing payments under our collaboration agreements, principally our agreement with Amgen.

         Research and development expenses for the three months ended March 31, 2000 increased approximately 1% to approximately $11.3 million, from approximately $11.1 million for the corresponding period in 1999. During the current period, expenses related to phase I and II/III clinical trials of abarelix-depot-F, our drug for the treatment of endometriosis, as well as spending related to our Apan and Latranal drug development programs were higher than those experienced in the corresponding period in 1999. These spending increases were offset in part by decreases in expenses related to two pivotal phase III clinical trials of abarelix-depot-M, and expenses related to both abarelix research and development materials and related drug formulation. We expect to continue to expand our research and development efforts and, accordingly, expect research and development costs to increase in the future.

         General and administrative expenses for the three months ended March 31, 2000 increased 52% to approximately $1.4 million, from approximately $1.0 million for the corresponding period in 1999. The increase in expenses reflects higher personnel costs as well as expenses associated with an increased use of consultants and external contractors. We expect that general and administrative expenses will continue to increase as we hire additional administrative personnel to support continued growth of our research and development efforts and incur additional costs related to being a public company, including directors' and officers insurance, investor relations programs and printing and legal costs.

         Net interest income for the three months ended March 31, 2000 increased 33% to approximately $1.3 million, from approximately $1.0 million for the corresponding period in 1999. This increase was attributable to a higher average cash balance as well as a higher average interest rate during the first quarter of 2000 as compared to the corresponding period in 1999. We anticipate that interest income will substantially increase as a result of our increased cash and investment balances from our initial public offering in the second quarter of 2000.

         The provision for income taxes for the three months ended March 31, 2000 and 1999 was $0.1 million. The provision for income taxes consists primarily of state income taxes.

LIQUIDITY AND CAPITAL RESOURCES

         We have financed our operations since inception principally through private placements of equity securities and our initial public offering. Prior to our initial public offering, we had received net proceeds of approximately $10.5 million from the private placement of our common stock, $0.5 million from the private placement of warrants to purchase common stock and $78.5 million from the private placement of convertible preferred stock. Additionally, we have received a total of approximately $155.2 million for one-time signing payments and performance-based payments, cost reimbursements and contract service payments under our collaboration agreements. We also have received $12.1 million from interest on invested cash balances and paid $0.4 million in interest expense associated with equipment leasing. As of March 31, 2000, we had cash and cash equivalents of $86.3 million and working capital of $83.9 million.

         On May 2, 2000, we completed our initial public offering, selling 8,000,000 shares of common stock at a price of $10 per share, raising a total of approximately $73.2 million in net proceeds after payment of underwriting discounts and commissions and estimated offering expenses. On May 3, 2000, the underwriters of our initial public offering exercised their right to purchase additional shares of common stock to cover over-allotments. Accordingly, on May 8, 2000, we sold an additional 1,200,000 shares of common stock at a price of $10 per share, resulting in an additional $11.2 million in net proceeds after payment of underwriting discounts and commissions. We sold a total of 9,200,000 shares (including the over-allotment shares) of common stock in our initial public offering for a total of approximately $84.3 million, net of underwriting discounts and commissions and estimated offering expenses. Based upon our existing capital resources, together with the net proceeds of the initial public offering, interest income and payments under our collaboration agreements, we anticipate that we will be able to maintain currently planned operations for at least the next several years.

         For the three months ended March 31, 2000, net cash of $8.4 million was used in operating activities compared to $9.7 for the corresponding period in 1999. During the three months ended March 31, 2000, our use of cash in operations was principally due to our net loss coupled with our payment of 1999 income taxes, as well as an increase in our prepaid expenses and other assets and a decrease in accounts payable, partially offset by decreases in accounts receivable and unbilled revenues. Our investing activities for the three months ended March 31, 2000 were limited to the purchase of property and equipment in the amount of approximately $0.5 million. Our financing activities for the three months ended March 31, 2000 consisted principally of proceeds received from the exercise of common stock options.

         In January 2000, we signed an agreement to purchase, for $41.5 million, land and a building of approximately 175,000 square feet located in the western suburbs of Boston, Massachusetts, which we will use as our principal headquarters and research facility. In connection with our signing this agreement, we made deposits of $1.2 million. We currently expect to use approximately $30.0 million of the net proceeds of our initial public offering for the purchase of this facility and related improvements, and to obtain first mortgage financing for the balance of the required amount. In connection with proposed first mortgage financing of up to approximately $33.0 million, we have agreed to pay the potential lender a $330,000 arrangement fee, of which $165,000 was paid in April 2000 and the remainder will be paid at the closing of the proposed loan transaction, and various additional costs and expenses incurred in connection with the proposed loan. We expect to close the transaction in the second quarter of 2000.

         Under our agreement with Amgen, Amgen will provide us with a line of credit not to exceed $150.0 million through 2002. Under the line of credit, subject to various conditions each year, we are permitted to draw down a maximum of $25.0 million in 2000, $75.0 million in 2001, and in 2002, the remaining balance of the line of credit available after all previous drawdowns. For each drawdown in 2002, we must demonstrate a cash flow need reasonably acceptable to Amgen and meet various other specified conditions, including conditions relating to the commercial sale of abarelix. Borrowings will bear interest at market rates and will be secured by various receivables relating to abarelix products. In addition, all borrowings under the line of credit must be repaid by 2008.

         We expect our funding requirements to increase over the next several years as we continue with current clinical trials for abarelix, initiate clinical trials for additional products, prepare for a potential commercial launch of abarelix products, purchase, improve and move into our new facility and continue to expand our research and development efforts. Our expenditure requirements will depend on numerous factors, including:

     -   the progress of our research and development activities;

     -   the scope and results of preclinical testing and clinical trials;

     -   the cost, timing and outcomes of regulatory reviews;

     -   the rate of technological advances;

     - determinations as to the commercial potential of our products under development;

     -   the status of competitive products;

     -   our ability to defend and enforce our intellectual property rights;

     - the continued viability and duration of our corporate collaboration agreements or other licensing agreements;

     - the establishment, continuation or termination of third-party manufacturing or sales and marketing arrangements;

     -   the development of sales and marketing resources;

     - the establishment of additional strategic or licensing arrangements with other companies or acquisitions;

     -   the availability of financing for the purchase of our new facility;

     - our ability to sublease our current facility and part of our new facility; and

     -   the availability of other financing.

         At December 31, 1999, we had provided a valuation allowance of $3.6 million for our deferred tax assets. The valuation allowance represents the excess of the deferred tax asset over the benefit from future losses that could be carried back if, and when, they occur. Due to anticipated operating losses in the future, we believe that it is more likely than not that we will not realize a portion of the net deferred tax assets in the future and we have provided an appropriate valuation allowance.

YEAR 2000 CONSIDERATIONS

         We, our corporate collaborators, suppliers and other third parties we rely upon use a wide variety of information technologies, computer systems and scientific equipment containing computer chips dedicated to a specific task. As of May 31, 2000, neither we, nor to our knowledge, any of the third parties we depend upon, have experienced any material problems associated with the year 2000 issue. If we or these third parties experience problems in the future as a result of any year 2000-related issues, we could experience an interruption of our research programs. We currently are unable to estimate the duration and extent of any potential interruption, or estimate the effect that any interruption may have on our future revenue. However, we believe that the impact of any residual year 2000-related issues on our research operations will be limited to the ongoing execution of new experiments, and we do not expect that any historical data would be affected. Costs to ensure that our systems and networks are year 2000 compliant have not been, nor do we expect them to be, material.

ADDITIONAL RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

         THE RISKS AND UNCERTAINTIES DESCRIBED BELOW ARE NOT THE ONLY ONES THAT WE FACE. ADDITIONAL RISKS AND UNCERTAINTIES NOT PRESENTLY KNOWN TO US OR THAT ARE CURRENTLY DEEMED IMMATERIAL MAY ALSO IMPAIR OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS. IF ANY OF THESE RISKS ACTUALLY OCCUR, OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS COULD BE MATERIALLY ADVERSELY AFFECTED.

BECAUSE WE HAVE NOT YET MARKETED OR SOLD ANY OF OUR PRODUCTS AND ANTICIPATE SIGNIFICANT INCREASES IN OUR OPERATING EXPENSES OVER THE NEXT SEVERAL YEARS, WE MAY NOT BE PROFITABLE IN THE FUTURE.

         We cannot assure you that we will be profitable in the future or, if we are profitable, that it will be sustainable. All of our potential products are in the research or development stage. We have not yet marketed or sold any of our products, and we may not succeed in developing and marketing any product in the future. To date, we have derived all of our revenues from payments under our collaboration and license agreements and will continue to do so for at least the next several years. In addition, we expect to continue to spend significant amounts to continue clinical studies, obtain regulatory approval for our product candidates and expand our facilities. We also intend to spend substantial amounts to fund additional research and development for other products, enhance our core technologies, and for general and administrative purposes. As of March 31, 2000, we had an accumulated deficit of approximately $3.6 million. We expect that our operating expenses will increase significantly in the near term, resulting in significant operating losses for fiscal 2000 and the next several years.

IF OUR CLINICAL TRIALS ARE NOT SUCCESSFUL, OR IF WE ARE OTHERWISE UNABLE TO OBTAIN AND MAINTAIN THE REGULATORY APPROVAL REQUIRED TO MARKET AND SELL OUR PRODUCTS, WE WOULD INCUR INCREASING OPERATING LOSSES.

         The development and sale of our products is subject to extensive regulation by governmental authorities. Obtaining and maintaining regulatory approval typically is costly and takes many years. Regulatory authorities have substantial discretion to terminate clinical trials, delay or withhold registration and marketing approval, and mandate product recalls. Failure to comply with regulatory requirements may result in criminal prosecution, civil penalties, recall or seizure of products, total or partial suspension of production or injunction, as well as other action against our potential products or us. Outside the United States, we can market a product only if we receive a marketing authorization from the appropriate regulatory authorities. This foreign regulatory approval process includes all of, and in some cases, additional, risks associated with the FDA approval process we describe above.

         To gain regulatory approval from the FDA and foreign regulatory authorities for the commercial sale of any product, we must demonstrate the safety and efficacy of the product in clinical trials. If we develop a product to treat a long-lasting disease, such as cancer or Alzheimer's Disease, we must gather data over an extended period of time. There are many risks associated with our clinical trials. For example, we may be unable to achieve the same level of success in later trials as we did in earlier ones. Additionally, data we obtain from preclinical and clinical activities are susceptible to varying interpretations that could impede regulatory approval. Further, some patients in our prostate cancer and Alzheimer's Disease programs have a high risk of death, age-related disease or other adverse medical events not related to our products. These events may effect the statistical analysis of the safety and efficacy of our products.

         In addition, many factors could delay or terminate our ongoing or future clinical trials. For example, a clinical trial may experience slow patient enrollment or lack of sufficient drug supplies. Patients may experience adverse medical events or side effects, and there may be a real or perceived lack of effectiveness of the drug we are testing. Future governmental action or changes in FDA policy may also result in delays or rejection. Accordingly, we may not be able to obtain product registration or marketing approval for abarelix-depot-M, abarelix-depot-F, or for any of our other products, based on the results of our clinical trials.

         If we obtain regulatory approval for a product, the approval will be limited to those diseases for which our clinical trials demonstrate the product is safe and effective. To date, none of our products have received regulatory approval for commercial sale. If we are delayed in obtaining or are unable to obtain regulatory approval to market our products, we may exhaust our available resources, including the proceeds from our initial public offering, significantly sooner than we had planned. If this happened, we would need to raise additional funds to complete commercialization of our lead products and continue our research and development programs. We cannot assure you that we would be able to obtain these additional funds on favorable terms, if at all.

EVEN IF WE RECEIVE APPROVAL FOR THE MARKETING AND SALE OF OUR PRODUCTS, THEY MAY FAIL TO ACHIEVE MARKET ACCEPTANCE AND, ACCORDINGLY, MAY NEVER BE COMMERCIALLY SUCCESSFUL.

         Many factors may affect the market acceptance and commercial success of any of our potential products, including:

     -   the timing of market entry as compared to competitive products;

     - the effectiveness of our products, including any potential side effects, as compared to alternative treatment methods;

     - the rate of adoption of our products by doctors and nurses and acceptance by the target population;

     - the product labeling or product insert required by the FDA for each of our products;

     - the competitive features of our products as compared to other products, including the frequency of administration of abarelix as compared to other products, and doctor and patient acceptance of these features;

     - the cost-effectiveness of our products and the availability of insurance or other third-party reimbursement, in particular Medicare, for patients using our products;

     - the extent and success of our marketing efforts and those of our collaborators; and

     -   unfavorable publicity concerning our products or any similar products.

If our products are not commercially successful, we may never become profitable.

IF OUR STRATEGIC PARTNERS REDUCE, DELAY OR TERMINATE THEIR FINANCIAL SUPPORT, WE MAY BE UNABLE TO SUCCESSFULLY DEVELOP, MARKET, DISTRIBUTE AND SELL OUR PRODUCTS.

         We depend upon our corporate collaborators, in particular Amgen and Sanofi-Synthelabo, to provide substantial financial support for developing our products. We also will rely on them in some instances to help us obtain regulatory approval for our products and to manufacture, market, distribute or sell our products. Despite our dependence, we have limited control over the amount and timing of resources that our corporate collaborators devote to our programs or potential products. Also, our corporate collaborators may terminate our collaboration agreements in various circumstances. For example, in December 1998, we and Roche Products Inc. mutually terminated our agreement. We and each of Amgen and Sanofi-Synthelabo may mutually terminate our agreement, and, in addition:

     - Amgen and Sanofi-Synthelabo each may terminate its agreement with us if the results of any clinical trial of abarelix materially harms the product's commercial prospects;

     - Amgen may terminate its agreement with us at any time upon 90 days prior written notice; and

     - Sanofi-Synthelabo may terminate its agreement with us if specified adverse events occur relating to our European patent applications or the related patents which may be issued covering abarelix or our Rel-Ease technology.

         We cannot assure you that any of our present or future collaborators will meet their obligations to us under the collaboration agreements. If a collaborator terminates its agreement with us or fails to perform its obligations, it may delay the development or commercialization of the potential product or research program. As a result, we could have to devote unforeseen additional resources to development and commercialization or to terminate one or more of our drug development programs. Due to increased operating costs and lost revenue associated with the termination of a collaboration agreement, we could have to seek funds in addition to the net proceeds of our initial public offering to meet our capital requirements. We cannot assure you that we would be able to raise the necessary funds or negotiate additional corporate collaborations on acceptable terms, if at all, and we may have to curtail or cease operations. For instance, if, following the termination of our agreement with Roche, we had been unable to enter into an alternative collaboration for the development and commercialization of our abarelix products in a timely manner, we likely would have needed to delay or cut back our programs for the development of abarelix or other drugs and to raise additional funds through one or more equity financings prior to the time we had planned to do so and possibly on less than favorable terms.

WE COULD EXPERIENCE DELAYS IN THE RESEARCH, DEVELOPMENT OR COMMERCIALIZATION OF OUR PRODUCTS AS A RESULT OF CONFLICTS WITH OUR CORPORATE COLLABORATORS OR COMPETITION FROM THEM.

         An important part of our strategy involves conducting proprietary research programs. We may pursue opportunities that conflict with our collaborators' businesses. Disagreements with our collaborators could develop over rights to intellectual property, including the ownership of technology co-developed with our collaborators. Our current or future collaborators could develop products in the future that compete with our products. This could diminish our collaborators' commitment to us, and reduce the resources they devote to developing and commercializing our products. Conflicts or disputes with our collaborators, and competition from them, could harm our relationships with our other collaborators, restrict our ability to enter future collaboration agreements and delay the research, development or commercialization of our products.

ALTERNATIVE TREATMENTS ARE AVAILABLE WHICH MAY IMPAIR OUR ABILITY TO CAPTURE MARKET SHARE FOR OUR PRODUCTS.

         Alternative products exist or are under development to treat the diseases for which we are developing drugs. For example, the FDA has approved several drugs for the treatment of prostate cancer that responds to changes in hormone levels. Even if the FDA approves abarelix-depot-M, our product for the treatment of prostate cancer, for commercialization, it may not compete favorably with existing treatments that already have an established market share. If abarelix-depot-M does not achieve broad market acceptance, we may not become profitable.

MANY OF OUR COMPETITORS HAVE SUBSTANTIALLY GREATER RESOURCES THAN WE DO AND MAY BE ABLE TO DEVELOP AND COMMERCIALIZE PRODUCTS THAT MAKE OUR PRODUCTS AND TECHNOLOGIES OBSOLETE AND NON-COMPETITIVE.

         A biotechnology company such as ours must keep pace with rapid technological change and faces intense competition. We compete with biotechnology and pharmaceutical companies for funding, access to new technology, research personnel and in product research and development. Many of these companies have greater financial resources and more experience than we do in developing drugs, obtaining regulatory approvals, manufacturing and marketing. We also face competition from academic and research institutions and government agencies pursuing competitive alternatives to our products and technologies. We expect that all of our products under development will face intense competition from existing or future drugs.

         Our competitors may:

     - successfully identify drug candidates or develop products earlier than we do;

     - obtain approvals from the FDA or foreign regulatory bodies more rapidly than we do;

     - develop products that are more effective, have fewer side effects or cost less than our products; or

     -   successfully market products that compete with our products.

IF WE ARE UNABLE TO OBTAIN AND ENFORCE VALID PATENTS, WE COULD LOSE OUR COMPETITIVE ADVANTAGE.

         Our success will depend in part on our ability to obtain patents and maintain adequate protection of our technologies and products. If we do not adequately protect our intellectual property, competitors may be able to use our technologies and erode our competitive advantage. For example, if we lost our patent protection for abarelix, another party could produce and market abarelix in direct competition with us. Some foreign countries lack rules and methods for defending intellectual property rights and do not protect proprietary rights to the same extent as the United States. Many companies have had difficulty protecting their proprietary rights in these foreign countries.

         Patent positions are sometimes uncertain and usually involve complex legal and factual questions. We can protect our proprietary rights from unauthorized use by third parties only to the extent that our proprietary technologies are covered by valid and enforceable patents or are effectively maintained as trade secrets. To date, we hold seven issued United States patents. We have applied, and will continue to apply, for patents covering both our technologies and products as we deem appropriate. Others may challenge our patent applications or our patent applications may not result in issued patents. Moreover, any issued patents on our own inventions, or those licensed from third parties, may not provide us with adequate protection, or others may challenge, circumvent or narrow our patents. Third-party patents may impair or block our ability to conduct our business. Additionally, third parties may independently develop products similar to our products, duplicate our unpatented products, or design around any patented products we develop.

IF WE ARE UNABLE TO PROTECT OUR TRADE SECRETS AND PROPRIETARY INFORMATION, WE COULD LOSE OUR COMPETITIVE ADVANTAGE IN THE MARKET.

         In addition to patents, we rely on a combination of trade secrets, confidentiality, nondisclosure and other contractual provisions, and security measures to protect our confidential and proprietary information. These measures may not adequately protect our trade secrets or other proprietary information. If they do not adequately protect our rights, third parties could use our technology, and we could lose any competitive advantage we may have. In addition, others may independently develop similar proprietary information or techniques or otherwise gain access to our trade secrets, which could impair any competitive advantage we may have.

IF OUR POTENTIAL PRODUCTS CONFLICT WITH THE PATENTS OF COMPETITORS, UNIVERSITIES OR OTHERS, WE COULD HAVE TO ENGAGE IN COSTLY LITIGATION AND BE UNABLE TO COMMERCIALIZE THOSE PRODUCTS.

         Our potential products may give rise to claims that they infringe other patents. A third party could force us to pay damages or to stop our manufacturing and marketing of the affected products by bringing a legal action against us for any infringement. In addition, a third party could require us to obtain a license to continue to manufacture or market the affected products, and we may not be able to do so. We believe that significant litigation will continue in our industry regarding patent and other intellectual property rights. If we become involved in litigation, it could consume a substantial portion of our resources. Even if legal actions were meritless, defending a lawsuit could take significant time, be expensive and divert management's attention from other business concerns.

IF THIRD PARTIES TERMINATE OUR LICENSES, WE COULD EXPERIENCE DELAYS OR BE UNABLE TO COMPLETE THE DEVELOPMENT AND COMMERCIALIZATION OF OUR PRODUCTS.

         We license some of our technology from third parties. Termination of our licenses could force us to delay or discontinue some of our development and commercialization programs. For example, if Advanced Research and Technology Institutes, Inc., the assignee of Indiana University Foundation, terminated our abarelix license, we could have to discontinue development and commercialization of our abarelix products. We cannot assure you that we would be able to license substitute technology in the future. Our inability to do so could impair our ability to conduct our business because we may lack the technology necessary to develop and commercialize our potential products.

BECAUSE WE DEPEND ON THIRD PARTIES TO CONDUCT LABORATORY TESTING AND HUMAN CLINICAL STUDIES AND ASSIST US WITH REGULATORY COMPLIANCE, WE MAY ENCOUNTER DELAYS IN PRODUCT DEVELOPMENT AND COMMERCIALIZATION.

         We have contracts with a limited number of research organizations to design and conduct our laboratory testing and human clinical studies. If we cannot contract for testing activities on acceptable terms, or at all, we may not complete our product development efforts in a timely manner. To the extent we rely on third parties for laboratory testing and human clinical studies, we may lose some control over these activities. For example, third parties may not complete testing activities on schedule or when we request. In addition, these third parties may not conduct our clinical trials in accordance with regulatory requirements. The failure of these third parties to carry out their contractual duties could delay or prevent the development and commercialization of our products.

IF WE FAIL TO DEVELOP AND MAINTAIN OUR RELATIONSHIPS WITH THIRD-PARTY MANUFACTURERS, OR IF THESE MANUFACTURERS FAIL TO PERFORM ADEQUATELY, WE MAY BE UNABLE TO COMMERCIALIZE OUR PRODUCTS.

         Our capacity to conduct clinical trials and commercialize our products will depend in part on our ability to manufacture our products on a large scale, at a competitive cost and in accordance with regulatory requirements. We must establish and maintain a commercial scale formulation and manufacturing process for all of our potential products to complete clinical trials. We, our collaborators or third-party manufacturers may encounter difficulties with these processes at any time that could result in delays in clinical trials, regulatory submissions or in the commercialization of potential products.

         We have no experience in large-scale product manufacturing, nor do we have the resources or facilities to manufacture products on a commercial scale. We will continue to rely upon contract manufacturers to produce abarelix and other compounds for preclinical, clinical and commercial purposes for a significant period of time. If our supply agreements are not satisfactory, we may not be able to develop or commercialize potential products as planned. The manufacture of our potential products will be subject to current good manufacturing practices regulations. Third-party manufacturers are subject to regulatory review and may fail to comply with these good manufacturing practices regulations. If we need to replace our current third-party manufacturers, or contract with additional manufacturers, we must conduct new product testing and facility compliance inspections. This testing and inspection is costly and time-consuming. Any of these factors could prevent, or cause delays in, obtaining regulatory approvals for, and the manufacturing, marketing or selling of, our products and could also result in significantly higher operating expenses.

         For example, Oread Pharmaceutical Manufacturing, Inc., our supplier of abarelix-depot powder in finished vials, has advised us that its lease for possession and use of the facility where it has conducted its manufacturing operations pursuant to its agreement with us has been terminated, effective June 30, 2000, that it will be unable to continue operations in the leased premises and that it must terminate its agreement with us. Accordingly, we are in the process of making alternative arrangements for this step in the manufacture of abarelix-depot-M. We cannot assure you that we will be able to make these arrangements and transition this manufacturing step in a timely manner or on favorable terms. If we are unable to do so, regulatory approval and commercialization of abarelix-depot-M could be delayed, possibly materially. Moreover, the use of a different manufacturer for this step may require us to undergo additional regulatory review and compliance procedures which could result in additional expenses and delay the commercialization of abarelix-depot-M.

         If we fail to meet our manufacturing and supply obligations under our agreements with either Amgen or Sanofi-Synthelabo, they may assume manufacturing responsibility under their agreements. In addition, if this occurs, we must pay Sanofi-Synthelabo its incremental costs of assuming manufacturing responsibility.

DUE TO OUR INEXPERIENCE AND OUR LIMITED SALES AND MARKETING STAFF, WE WILL DEPEND ON THIRD PARTIES TO SELL AND MARKET OUR PRODUCTS.

         We have no experience in marketing or selling pharmaceutical products and have a limited marketing and sales staff. To achieve commercial success for any approved product, we must either develop a marketing and sales force or enter into arrangements with third parties to market and sell our products. We have granted Amgen and Sanofi-Synthelabo exclusive commercialization rights for abarelix products in defined geographic locations. Our marketing and distribution arrangements with Amgen and Sanofi-Synthelabo may not be successful and we may not receive any revenues from these arrangements. We cannot assure you that we will be able to enter into marketing and sales agreements on acceptable terms, if at all, for any other products.

OUR REVENUES WILL DIMINISH IF WE FAIL TO OBTAIN ACCEPTABLE PRICES OR ADEQUATE REIMBURSEMENT FOR OUR PRODUCTS FROM THIRD-PARTY PAYORS.

         The continuing efforts of government and third-party payors to contain or reduce the costs of health care may limit our commercial opportunity. If government and other third-party payors do not provide adequate coverage and reimbursement for our products, physicians may not prescribe them. If we are unable to offer physicians comparable or superior financial motivation to use our products, we may not be able to generate significant revenues. For example, in some foreign markets, pricing and profitability of prescription pharmaceuticals are subject to government control. In the United States, we expect that there will continue to be federal and state proposals for similar controls. In addition, increasing emphasis on managed care in the United States will continue to put pressure on the pricing of pharmaceutical products. Cost control initiatives could decrease the price that any of our collaborators or we receive for any products in the future. Further, cost control initiatives could impair our collaborators' ability to commercialize our products, and our ability to earn revenues from this commercialization.

         Our ability to commercialize pharmaceutical products, alone or with collaborators, may depend in part on the availability of reimbursement for our products from:

     -   government and health administration authorities;

     -   private health insurers; and

     -   other third-party payors, including Medicare.

         We cannot predict the availability of reimbursement for newly approved health care products. Third-party payors, including Medicare, are challenging the prices charged for medical products and services. Government and other third-party payors increasingly are limiting both coverage and the level of reimbursement for new drugs and refusing, in some cases, to provide coverage for a patient's use of an approved drug for purposes not approved by the FDA. Third-party insurance coverage may not be available to patients for any of our products.

WE MAY BE UNABLE TO SECURE ADEQUATE DEBT FINANCING FOR THE PURCHASE OF OUR NEW FACILITY.

         We have exceeded the capacity of our current facilities, and recently agreed to purchase a new facility in the western suburbs of Boston. We will spend substantial funds to purchase this facility and make necessary improvements. We may be unable to borrow sufficient funds to do so on a timely basis, or at all. If we cannot borrow money, we will be required to use more proceeds from our initial public offering than we originally intended. In addition, we intend to lease part of our new facility and sub-lease our current facility. We may not be able to find a suitable tenant or sub-tenant to occupy these spaces in a timely manner, if at all.

IF WE LOSE OUR KEY PERSONNEL OR ARE UNABLE TO ATTRACT AND RETAIN ADDITIONAL SKILLED PERSONNEL, WE MAY BE UNABLE TO PURSUE OUR PRODUCT DEVELOPMENT AND COMMERCIALIZATION EFFORTS.

         We depend substantially on the principal members of our management and scientific staff, including Malcolm L. Gefter, Ph.D., our Chief Executive Officer, President and Chairman of the Board. We do not have employment agreements with any of our executive officers. Any officer or employee can terminate his or her relationship with us at any time and work for one of our competitors. The loss of these key individuals could result in competitive harm because we could experience delays in our product research, development and commercialization efforts without their expertise.

         Recruiting and retaining qualified scientific personnel to perform future research and development work also will be critical to our success. Competition for skilled personnel is intense and the turnover rate can be high. We compete with numerous companies and academic and other research institutions for experienced scientists. This competition may limit our ability to recruit and retain qualified personnel on acceptable terms. Failure to attract and retain personnel would prevent us from successfully developing our products or core technologies and launching our products commercially. Our planned activities may require the addition of new personnel, including management, and the development of additional expertise by existing management personnel. The inability to acquire these services or to develop this expertise could result in delays in the research, development and commercialization of our products.

WE MAY HAVE SUBSTANTIAL EXPOSURE TO PRODUCT LIABILITY CLAIMS AND MAY NOT HAVE ADEQUATE INSURANCE TO COVER THOSE CLAIMS.

         We may be held liable if any product we develop, or any product made by others using our technologies, causes injury. We have only limited product liability insurance coverage for our clinical trials. We intend to obtain product liability insurance to cover our products approved for marketing and sale. This insurance may be prohibitively expensive or may not fully cover our potential liabilities. Our inability to obtain adequate insurance coverage and at an acceptable cost could prevent or inhibit the commercialization of our products. If a third party sues us for any injury caused by products made by us or using our technologies, our liability could exceed our total assets.

WE USE HAZARDOUS CHEMICALS AND RADIOACTIVE AND BIOLOGICAL MATERIALS IN OUR BUSINESS AND POTENTIAL CLAIMS RELATING TO IMPROPER HANDLING, STORAGE OR DISPOSAL OF THESE MATERIALS COULD BE TIME CONSUMING AND COSTLY.

         Our research and development processes involve the controlled use of hazardous materials, including chemicals and radioactive and biological materials. The health risks associated with accidental exposure to abarelix include temporary impotence or infertility and harmful effects on pregnant women. Our operations also produce hazardous waste products. We cannot eliminate the risk of accidental contamination or discharge from hazardous materials and any resultant injury. Federal, state and local laws and regulations govern the use, manufacture, storage, handling and disposal of hazardous materials. Compliance with environmental laws and regulations may be expensive. Current or future environmental regulations may impair our research, development or production efforts. We might have to pay civil damages in the event of an improper or unauthorized release of, or exposure of individuals to, hazardous materials.

         Some of our collaborators also work with hazardous materials in connection with our collaborations. We have agreed to indemnify our collaborators in some circumstances against damages and other liabilities arising out of development activities or products produced in connection with these collaborations.

FLUCTUATIONS IN CURRENCY EXCHANGE RATES COULD INCREASE THE PAYMENTS WE MUST MAKE UNDER SOME OF OUR SUPPLY AGREEMENTS.

         We currently conduct all our business transactions in United States dollars. However, under two of our supply agreements relating to our abarelix products, the amount we are required to pay our supplier may be adjusted from time to time if the applicable currency exchange rate varies by more than 10% from the agreed exchange rate. Accordingly, significant exchange rate fluctuations could materially increase the required payments under these agreements.

IF WE ENGAGE IN AN ACQUISITION, WE WILL INCUR A VARIETY OF COSTS AND MAY NEVER REALIZE THE ANTICIPATED BENEFITS OF THE ACQUISITION.

         If appropriate opportunities become available, we may attempt to acquire businesses, products or technologies that we believe are a strategic fit with our business. We currently have no commitments or agreements for any acquisitions. If we do undertake any transaction of this sort, the process of integrating an acquired business, product or technology may result in unforeseen operating difficulties and expenditures and may absorb significant management attention that would otherwise be available for ongoing development of our business. Moreover, we may fail to realize the anticipated benefits of any acquisition. Future acquisitions could dilute your ownership interest in us and could cause us to incur debt, expose us to future liabilities and result in amortization expenses related to goodwill and other intangible assets.

THE MARKET PRICE OF OUR COMMON STOCK MAY EXPERIENCE EXTREME PRICE AND VOLUME FLUCTUATIONS.

         The market price of the common stock may fluctuate substantially due to a variety of factors, including:

     - announcements of technological innovations or new products by us or our competitors;

     -   announcement of FDA approval or disapproval of our products;

     - the success rate of our discovery efforts and clinical trials leading to performance-based payments and revenues under our collaborations;

     - developments or disputes concerning patents or proprietary rights, including announcements of infringement, interference or other litigation against us or our licensors;

     - the willingness of collaborators to commercialize our products and the timing of commercialization;

     - announcements concerning our competitors, or the biotechnology or pharmaceutical industry in general;

     - public concerns as to the safety of our products or our competitors' products;

     - changes in government regulation of the pharmaceutical or medical industry;

     - changes in the reimbursement policies of third-party insurance companies or government agencies;

     -   actual or anticipated fluctuations in our operating results;

     - changes in financial estimates or recommendations by securities analysts;

     -   loss of corporate collaborators;

     -   changes in accounting principles; and

     -   the loss of any of our key scientific or management personnel.

         In addition, the stock market has experienced extreme price and volume fluctuations. The market prices of the securities of biotechnology companies, particularly companies like ours without consistent product revenues and earnings, have been highly volatile, and may continue to be highly volatile in the future. This volatility has often been unrelated to the operating performance of particular companies. In the past, securities class action litigation has often been brought against companies that experience volatility in the market price of their securities. Whether or not meritorious, litigation brought against us could result in substantial costs and a diversion of management's attention and resources.

WE EXPECT THAT OUR QUARTERLY RESULTS OF OPERATIONS WILL FLUCTUATE, AND THIS FLUCTUATION COULD CAUSE OUR STOCK PRICE TO DECLINE.

         Our quarterly operating results have fluctuated in the past and are likely to do so in the future. These fluctuations could cause our stock price to decline. Some of the factors that could cause our operating results to fluctuate include:

     - the failure of any of our corporate collaborators to meet their payment obligations, or termination of any of our agreements with them;

     - the timing of development and commercialization of our abarelix products leading to performance-based payments and revenues under our agreements with our corporate collaborators; and

     - the timing of our commercialization of other products resulting in revenues.

         Due to the possibility of fluctuations in our revenues and expenses, we believe that quarter-to-quarter comparisons of our operating results are not a good indication of our future performance.

CONCENTRATION OF OWNERSHIP AMONG OUR EXISTING EXECUTIVE OFFICERS, DIRECTORS AND PRINCIPAL STOCKHOLDERS MAY PREVENT NEW STOCKHOLDERS FROM INFLUENCING SIGNIFICANT CORPORATE DECISIONS.

         After giving effect to our initial public offering, our officers, directors and stockholders affiliated with them control, based on their beneficial ownership as of March 31, 2000, approximately 43.7% of our outstanding common stock, and will until at least 180 days after our initial public offering. As a result, these stockholders, acting together, will be able to significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. The interests of this group of stockholders may not always coincide with our interests or the interests of other stockholders.

ANTI-TAKEOVER PROVISIONS IN OUR CHARTER, BY-LAWS AND UNDER DELAWARE LAW MAY MAKE AN ACQUISITION OF US MORE DIFFICULT, EVEN IF AN ACQUISITION WOULD BE BENEFICIAL TO OUR STOCKHOLDERS.

         Provisions in our certificate of incorporation and by-laws may delay or prevent an acquisition of us or a change in our management. In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporate Law. These provisions may prohibit large stockholders, in particular those owning 15% or more of our outstanding voting stock, from merging or combining with us. These provisions in our charter, by-laws and under Delaware law could reduce the price that investors might be willing to pay for shares of our common stock in the future and result in the market price being lower that it would be without these provisions.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we invest in may have market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with an interest rate fixed at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline. We believe that a 10% decline in the average yield of our investments would adversely impact our net interest income. We do not believe, however, that such a 10% decline would have a material adverse effect on our overall results of operations or cash flows. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds and government and non-government debt securities. The average duration of all of our investments in 1999 and during the three months ended March 31, 2000 was less than one year. Due to the short-term nature of these investments, we believe we have no material exposure to interest rate risk arising from our investments. Therefore, no quantitative tabular disclosure has been provided.

         We have two supply agreements with vendors located outside the United States. We currently conduct all transactions under these agreements in United States dollars, but these transactions are subject to adjustment based upon significant fluctuations in currency exchange rates. If the exchange rate undergoes a change of 10%, we do not believe that it would have a material impact on our results of operations or cash flows.

                        PART II.     OTHER INFORMATION

ITEM 2.           CHANGES IN SECURITIES AND USE OF PROCEEDS.

                  On March 8, 2000, we filed an amendment to our amended and restated certificate of incorporation, as amended, effecting a two-for-one split of our common stock, par value $.01 per share. The common stock share amounts and the option exercise prices set forth below give effect to the 2-for-1 stock split of the common stock.

         (c) During the period covered by this report on Form 10-Q, we issued the securities set forth below that were not registered under the Securities Act of 1933, as amended.

                  From December 31, 2000 through March 31, 2000: (i) we granted options to employees and consultants under our Amended and Restated 1995 Stock Plan, as amended, to purchase a total of 604,930 shares of common stock at an exercise price of $14.50 per share; and (ii) we issued 671,686 shares of common stock upon the exercise of options for aggregate consideration of $695,395.

                  In March 2000, we issued a stock award under our Amended and Restated 1995 Stock Plan, as amended, of 1,500 shares of common stock, with an estimated fair market value of $21,750, to one of our consultants for services rendered.

                  The issuance of options and common stock awards, and the issuance of common stock upon the exercise of options, were exempt from registration under the Securities Act either pursuant to Rule 701 under the Securities Act, as a transaction pursuant to a compensatory benefit plan, or pursuant to Section 4(2) of the Securities Act, as a transaction not involving a public offering. All of the foregoing securities are deemed restricted securities for the purposes of the Securities Act.

         (c) On February 8, 2000, we filed a Registration Statement on Form S-1 (Registration No. 333-96351) with the Securities and Exchange Commission to register under the Securities Act 8,000,000 shares of our common stock (plus an additional 1,200,000 shares subject to an over-allotment option granted to the underwriters). The Registration Statement was declared effective by the Securities and Exchange Commission on April 26, 2000.

                  The managing underwriters for the offering were Salomon Smith Barney Inc., CIBC World Markets Corp. and Credit Suisse First Boston Corporation.

                  The offering was terminated on May 8, 2000, after we had sold all of the 9,200,000 shares of common stock registered under the Registration Statement, including 1,200,000 shares sold pursuant to the exercise of the underwriters' over-allotment option. The initial public offering price was $10.00 per share. The aggregate proceeds of the offering (including the over-allotment option) were $92,000,000. We received net proceeds of approximately $84,310,000, after deducting underwriting discounts and commissions of $6,440,000 and estimated offering expenses.

                  On May 2, 2000, upon the closing of the sale of 8,000,000 shares of common stock to the underwriters in our initial public offering, all of the outstanding shares of our convertible preferred stock automatically converted into 25,607,850 shares of common stock.

                  Because the effective date of the Registration Statement was after March 31, 2000, we had not used any of the net proceeds from the offering through the end of the period covered by this report on Form 10-Q. We expect that our use of the proceeds from the offering will be consistent with the intended use of proceeds set forth in the Registration Statement. Pending such use, we have invested the net proceeds of the offering in short-term, interest-bearing, investment-grade securities.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                  In connection with our initial public offering, after giving effect to the two-for-one stock split, the holders of 6,597,930 shares of common stock, 7,777,882 shares of Series A convertible preferred stock, 7,806,300 shares of Series C convertible preferred stock and 6,753,579 shares of Series E convertible preferred stock, representing a majority of the then-outstanding capital stock entitled to vote on an as-converted basis, acting by written consent dated as of February 28, 2000, approved and adopted the following documents:

          - An amendment to our amended and restated certificate of incorporation, as amended, as was in effect prior to the completion of our initial public offering, providing for a two-for-one split of our common stock. The amendment effecting the stock split was filed with the Secretary of State of the State of Delaware and became effective on March 8, 2000.
          - Our amended and restated certificate of incorporation, which was filed with the Secretary of State of the State of Delaware and became effective on May 2, 2000, following the completion of our initial public offering.
          - Our amended and restated by-laws, which were effective May 2, 2000 upon the filing of the amended and restated certificate of incorporation with the Secretary of State of the State of Delaware.
          - Our Second Amended and Restated 1995 Stock Plan, which was effective as of May 2, 2000.
          - Our Employee Stock Purchase Plan, which will be effective as of July 3, 2000.

                  No outstanding shares of common stock were voted against the approval and adoption of the documents referred to above.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      EXHIBITS

                 EXHIBIT
                 NUMBER                              EXHIBIT
                 ------
                  3.1      Amended and Restated Certificate of Incorporation
                  3.2      Amended and Restated By-Laws
                  *4.1     Specimen certificate representing shares of common
                           stock
                  *4.2     Warrant to purchase Series A Convertible Preferred
                           Stock dated as of August 12, 1998 held by Comdisco,
                           Inc.
                  *4.3     Warrant to purchase Series A Convertible Preferred
                           Stock dated as of August 12, 1998 held by Gregory
                           Stento
                  *4.4     Warrant to purchase Common Stock dated as of May 13,
                           1997
                  *10.1    Amended and Restated Stockholders Agreement dated as
                           of April 30, 1998 by and among the Registrant and
                           certain stockholders referred to therein, as amended
                           by Amendment No. 1 dated as of May 14, 1998,
                           Amendment No. 2 dated as of July 21, 1998 and
                           Amendment No 3 dated as of January 31, 2000
                  *+10.2   Collaboration Agreement dated as of January 31, 2000
                           by and between Human Genome Sciences, Inc. and the
                           Registrant
                  *10.3    Contract of Sale dated as of January 14, 2000 by and
                           between Best Property Fund, L.P. and the Registrant,
                           as amended as of February 7, 2000
                  27       Financial Data Schedule

---------------

         * Incorporated by reference to PRAECIS' Registration Statement on Form S-1 (Registration No. 333-96351) initially filed with the Securities and Exchange Commission on February 8, 2000 and declared effective on April 26, 2000.

         +        Portions of this exhibit have been omitted pursuant to a
request for confidential treatment. Omitted portions have been filed separately with the Securities and Exchange Commission.

         (b)      REPORTS SUBMITTED ON FORM 8-K

                  The Registrant did not file any reports on Form 8-K during the quarter ended March 31, 2000.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                    PRAECIS PHARMACEUTICALS INCORPORATED



Date:    June 7, 2000               By  /s/ Kevin F. McLaughlin
                                      -----------------------------------------
                                      Kevin F. McLaughlin
                                      CHIEF FINANCIAL OFFICER, SENIOR VICE
                                      PRESIDENT, TREASURER AND SECRETARY
                                      (DULY AUTHORIZED OFFICER AND PRINCIPAL
                                      FINANCIAL AND ACCOUNTING OFFICER)

                                  EXHIBIT INDEX

     EXHIBIT
     NUMBER                                     EXHIBIT
     ------
         3.1      Amended and Restated Certificate of Incorporation

         3.2      Amended and Restated By-Laws

         *4.1     Specimen certificate representing shares of common stock

         *4.2 Warrant to purchase Series A Convertible Preferred Stock dated as of August 12, 1998 held by Comdisco, Inc.

         *4.3 Warrant to purchase Series A Convertible Preferred Stock dated as of August 12, 1998 held by Gregory Stento

         *4.4     Warrant to purchase Common Stock dated as of May 13, 1997

         *10.1    Amended and Restated Stockholders Agreement dated as of April
                  30, 1998 by and among the Registrant and certain stockholders referred to therein, as amended by Amendment No. 1 dated as of May 14, 1998, Amendment No. 2 dated as of July 21, 1998 and
                  Amendment No 3 dated as of January 31, 2000

         *+10.2 Collaboration Agreement dated as of January 31, 2000 by and between Human Genome Sciences, Inc. and the Registrant

         *10.3 Contract of Sale dated as of January 14, 2000 by and between Best Property Fund, L.P. and the Registrant, as amended as of February 7, 2000

         27       Financial Data Schedule

-------------

         * Incorporated by reference to PRAECIS' Registration Statement on Form S-1 (Registration No. 333-96351) initially filed with the Securities and Exchange Commission on February 8, 2000 and declared effective on April 26, 2000.

         +        Portions of this exhibit have been omitted pursuant to a
request for confidential treatment. Omitted portions have been filed separately with the Securities and Exchange Commission.