Form 10-Q
period 2000-06-30
PRAECIS PHARMACEUTICALS INC
filed 2000-08-14
CIK 1033025

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

                  For the quarterly period ended June 30, 2000

                                       OR

      [ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from ____ to ____

                        Commission File Number: 000-30289

                      PRAECIS PHARMACEUTICALS INCORPORATED
             -------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                    Delaware                       04-3200305
         -------------------------------       -------------------
         (State or other jurisdiction of        (I.R.S. Employer
          incorporation or organization)       Identification No.)

                 One Hampshire Street, Cambridge, MA 02139-1572
              ----------------------------------------------------
              (Address of principal executive offices and zip code)

                                 (617) 494-8400
                                -----------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes [X]   No [ ]

As of July 31, 2000, there were 41,867,686 shares of the registrant's common stock, $.01 par value, outstanding.

                      PRAECIS PHARMACEUTICALS INCORPORATED

                                    FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 2000
                                      INDEX

                                                                                    PAGE
                                                                                   NUMBER
                                                                                   ------
PART I.            FINANCIAL INFORMATION                                              3

Item 1.            Financial Statements

                   Condensed Consolidated Balance Sheets - June 30, 2000              3
                   (unaudited) and December 31, 1999

                   Condensed Consolidated Statements of Operations (unaudited)        4
                   - three and six months ended June 30, 2000 and 1999

                   Condensed Consolidated Statements of Cash Flows (unaudited)        5
                   - six months ended June 30, 2000 and 1999

                   Notes to Condensed Consolidated Financial Statements               6

Item 2.            Management's Discussion and Analysis of Financial Condition       10
                   and Results of Operations

Item 3.            Quantitative and Qualitative Disclosures About Market Risk        25

PART II.           OTHER INFORMATION                                                 26

Item 2.            Changes in Securities and Use of Proceeds                         26

Item 6.            Exhibits and Reports on Form 8-K                                  27

SIGNATURE                                                                            28

EXHIBIT INDEX                                                                        29


                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                      PRAECIS PHARMACEUTICALS INCORPORATED
                      Condensed Consolidated Balance Sheets
                 (In thousands, except share and per share data)

                                                                                  JUNE 30,   DECEMBER 31,
                                                                                   2000          1999
                                                                                ----------   ------------
                                                                               (unaudited)
ASSETS
Current assets:
  Cash and cash equivalents ................................................    $ 167,931     $  94,525
  Accounts receivable ......................................................        3,460         8,121
  Unbilled revenue .........................................................        2,915         4,259
  Materials inventory ......................................................       29,957        21,100
  Prepaid expenses and other assets ........................................        2,994           708
  Deferred income taxes ....................................................        5,575         5,575
                                                                                ---------     ---------
        Total current assets ...............................................      212,832       134,288

Property and equipment, net ................................................        6,427         6,043
Other assets ...............................................................        2,180            --
                                                                                ---------     ---------
        Total assets .......................................................    $ 221,439     $ 140,331
                                                                                =========     =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable .........................................................    $   6,320     $   9,878
  Accrued expenses .........................................................        7,944         6,859
  Deferred revenue .........................................................        5,391         5,501
  Advance payments .........................................................       29,957        21,100
  Income taxes payable .....................................................           --         4,672
  Current portion of capital lease obligations .............................           19            58
                                                                                ---------     ---------
        Total current liabilities ..........................................       49,631        48,068
Deferred revenue ...........................................................        2,273         4,547

Commitments and contingencies

Stockholders' equity:
Preferred Stock, $0.01 par value; 10,000,000 shares authorized; no shares
  issued and outstanding ....................................................          --             --
Series A, B, C, D, E Convertible Preferred Stock, $0.01 par value; 3,750,000 shares authorized; no shares in 2000 and 3,417,300 shares in 1999 issued
  and outstanding ...........................................................          --             35
Common Stock, $0.01 par value; 200,000,000 shares in 2000 and 60,000,000 shares in 1999 authorized; 41,867,320 shares in 2000 and 6,358,684 shares
  in 1999 issued and outstanding ............................................          419            64
Additional paid-in capital .................................................      174,736        88,710
Accumulated deficit ........................................................       (5,620)       (1,093)
                                                                                ---------     ---------
        Total stockholders' equity .........................................      169,535        87,716
                                                                                ---------     ---------
              Total liabilities and stockholders' equity ...................    $ 221,439     $ 140,331
                                                                                =========     =========


SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                      PRAECIS PHARMACEUTICALS INCORPORATED
                 Condensed Consolidated Statements of Operations
                 (In thousands, except share and per share data)
                                   (unaudited)




                                                           Three Months Ended                Six Months Ended
                                                                June 30,                         June 30,
                                                      ----------------------------      ----------------------------
                                                         2000             1999             2000             1999
                                                      -----------      -----------      -----------      -----------

Revenues:
  Corporate collaborations....................        $     9,972      $    39,202      $    18,973      $    40,345
                                                      -----------      -----------      -----------      -----------
     Total revenues...........................              9,972           39,202           18,973           40,345


Costs and expenses:
  Research and development....................             12,389           17,328           23,665           28,459
  General and administrative..................              1,783            2,510            3,177            3,427
                                                      -----------      -----------      -----------      -----------
    Total costs and expenses..................             14,172           19,838           26,842           31,886
                                                      -----------      -----------      -----------      -----------

Operating income (loss).......................             (4,200)          19,364           (7,869)           8,459
Interest income, net..........................              2,148            1,057            3,442            2,033
                                                      -----------      -----------      -----------      -----------
Income (loss) before income taxes.............             (2,052)          20,421           (4,427)          10,492
Provision for income taxes....................                --             1,600              100            1,700
                                                      -----------      -----------      -----------      -----------
Net income (loss).............................        $    (2,052)     $    18,821      $    (4,527)     $     8,792
                                                      ===========      ===========      ===========      ===========
Net income (loss) per share:
  Basic.......................................        $     (0.07)     $      3.08      $     (0.25)     $      1.45
                                                      ===========      ===========      ===========      ===========
  Diluted.....................................        $     (0.07)     $      0.50      $     (0.25)     $      0.24
                                                      ===========      ===========      ===========      ===========
Weighted average number of common shares:
  Basic.......................................         29,990,086        6,100,933       18,400,705        6,044,368
  Diluted.....................................         29,990,086       37,322,095       18,400,705       37,124,602

Pro forma net income (loss) per share:
  Basic.......................................        $     (0.05)     $      0.59      $     (0.13)     $      0.28
                                                      ===========      ===========      ===========      ===========
  Diluted.....................................        $     (0.05)     $      0.50      $     (0.13)     $      0.24
                                                      ===========      ===========      ===========      ===========
Pro forma weighted average number
  of common shares:
  Basic.......................................         38,713,639       31,708,783       35,566,406       31,652,218
  Diluted.....................................         38,713,639       37,322,095       35,566,406       37,124,602



SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                      PRAECIS PHARMACEUTICALS INCORPORATED
                 Condensed Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (unaudited)





                                                                                             Six Months Ended
                                                                                                 June 30,
                                                                                        ----------------------------
                                                                                           2000             1999
                                                                                        -----------      -----------

OPERATING ACTIVITIES:
Net income (loss).................................................................      $    (4,527)     $     8,792
Adjustments to reconcile net income (loss) to cash (used in)
  provided by operating activities:
  Depreciation and amortization...................................................            1,293              553
  Deferred income taxes...........................................................               --           (2,648)
  Stock compensation..............................................................            1,238               --
  Changes in operating assets and liabilities:
    Accounts receivable...........................................................            4,661           (4,902)
    Unbilled revenue..............................................................            1,344           (8,728)
    Materials inventory...........................................................           (8,857)          (1,324)
    Prepaid expenses and other assets.............................................           (2,286)            (850)
    Other assets..................................................................           (2,180)              --
    Accounts payable..............................................................           (3,558)           4,713
    Accrued expenses..............................................................            1,085            3,904
    Deferred revenue..............................................................           (2,384)           8,481
    Advance payments..............................................................            8,857            1,324
    Income taxes payable..........................................................           (4,672)           2,960
                                                                                        -----------      -----------

Net cash (used in) provided by operating activities...............................           (9,986)          12,275

INVESTING ACTIVITIES:
Purchase of property and equipment................................................           (1,677)          (1,945)
                                                                                        -----------      -----------

Net cash used in investing activities.............................................           (1,677)          (1,945)



FINANCING ACTIVITIES:
Principal repayments of capital lease obligations.................................              (39)            (144)
Initial public offering proceeds (net of offering costs)..........................           84,263               --
Proceeds from exercises of common stock options ..................................              845               41
                                                                                        -----------      -----------
Net cash provided by (used in) financing activities...............................           85,069             (103)
                                                                                        -----------      -----------

Net increase in cash and cash equivalents.........................................           73,406           10,227
Cash and cash equivalents, beginning of period....................................           94,525           85,298
                                                                                        -----------      -----------

Cash and cash equivalents, end of period..........................................      $   167,931      $    95,525
                                                                                        ===========      ===========



SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                      PRAECIS PHARMACEUTICALS INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.       BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared by PRAECIS PHARMACEUTICALS INCORPORATED (the "Company") in accordance with generally accepted accounting principles and pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is suggested that the financial statements be read in conjunction with the audited financial statements and the accompanying notes included in the Company's Registration Statement on Form S-1 (File No. 333-96351) (the "Registration Statement"), which was declared effective by the SEC on April 26, 2000.

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

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NEW ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (SFAS No. 133), which is effective for fiscal year 2001. SFAS No. 133 requires all derivatives to be carried on the balance sheet as assets or liabilities at fair value. The accounting for changes in fair value would depend on the hedging relationship and would be reported in the income statement or as a component of comprehensive income. The Company believes that the adoption of this new accounting standard will not have a material impact on the Company's financial statements.

In December 1999, the SEC issued Staff Accounting Bulletin 101 ("SAB 101"), REVENUE RECOGNITION IN FINANCIAL STATEMENTS. SAB 101 clarifies the SEC staff's views on applying generally accepted accounting principles to revenue recognition in financial statements. In March 2000, the SEC issued an amendment, SAB 101A, which deferred the effective date of SAB 101. In June 2000, the SEC issued an amendment, SAB 101B, which again deferred the effective date of SAB 101. The Company will adopt SAB 101 in the fourth quarter of 2000 in accordance with SAB 101B. The Company believes its revenue recognition policies are in compliance with SAB 101.

In March 2000, the FASB issued Interpretation No. 44, ACCOUNTING FOR CERTAIN TRANSACTIONS INVOLVING STOCK COMPENSATION (the "Interpretation"). This Interpretation clarifies how companies should apply the Accounting Principles Board's Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES. The Interpretation will be applied prospectively to new awards, modifications to outstanding awards, and changes in employee status on or after July 1, 2000, except as follows: the definition of an employee applies to awards granted after December 15, 1998; the Interpretation applies to modifications that reduce the exercise price of an award after December 15, 1998; and the Interpretation applies to modifications that add a reload feature to an award made after January 12, 2000. The Company believes that there are no awards that would result in an adjustment at July 1, 2000 as a result of this Interpretation.

PRINCIPLES OF CONSOLIDATION

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, 830 Winter Street LLC ("830 Winter Street"), a single purpose Delaware limited liability company, that was formed by the Company on June 8, 2000 in connection with the purchase of the Company's new facility in Waltham, Massachusetts. All material intercompany balances and transactions have been eliminated in consolidation.

NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share is based on the weighted average number of common shares outstanding. Diluted net income (loss) per share is calculated using the weighted average number of common shares outstanding plus the dilutive effect of outstanding stock options and warrants using the treasury stock method, and the effect of the convertible preferred stock using the if-converted method. For the three and six months ended June 30, 2000, diluted net income
(loss) per common share is the same as basic net income (loss) per common share as the inclusion of weighted average shares of common stock issuable upon exercise of stock options and warrants would be antidilutive. For the three and six months ended June 30, 1999, the difference between basic and diluted shares used in the computation of net income (loss) per share is 31.2 million and 31.1 million weighted-average common equivalent shares, respectively, resulting from outstanding convertible preferred stock, common stock options and warrants.

Pro forma net income (loss) per share has been computed as described above and also gives effect, under SEC guidance, to the conversion of preferred shares not included above that automatically converted to common shares upon the closing of the Company's initial public offering in May 2000 (See Note 5), using the if-converted method.

The reconciliation of the denominators of the historical and pro forma, basic and diluted net income (loss) per share calculations is as follows:

                                                     Three Months Ended          Six Months Ended
                                                          June 30,                    June 30,
                                                     -------------------         ------------------
                                                     2000           1999         2000          1999
                                                     ----           ----         ----          ----
Historical:

     Weighted average number of common shares
      outstanding used in computing basic net
      income (loss) per share ..................    29,990,086     6,100,933    18,400,705     6,044,368
     Net effect of common stock options,
      warrants and convertible preferred                    --    31,221,162            --    31,080,234
      stock ....................................    ----------    ----------    ----------    ----------
     Weighted average number of common shares
      outstanding used in computing diluted net     29,990,086    37,322,095    18,400,705    37,124,602
      income (loss) per share ..................    ==========    ==========    ==========    ==========

Pro forma:

     Weighted average number of common shares
      used in computing basic net income (loss)
      per share (from above) ...................    29,990,086     6,100,933    18,400,705     6,044,368
     Adjustment to reflect the effect of the
      assumed conversion of preferred stock from     8,723,553    25,607,850    17,165,701    25,607,850
      the date of issuance .....................    ----------    ----------    ----------    ----------
     Weighted average number of common shares
      outstanding used in computing pro forma
      basic net income (loss) per                   38,713,639    31,708,783    35,566,406    31,652,218
      share ....................................    ==========    ==========    ==========    ==========

     Weighted average number of common shares
      used in computing diluted net income
      (loss) per share (from above) ............    29,990,086    37,322,095    18,400,705    37,124,602
     Adjustment to reflect the effect of the
      assumed conversion of preferred stock from     8,723,553            --    17,165,701            --
      the date of issuance .....................    ----------    ----------    ----------    ----------
     Weighted average number of common shares
      used in computing pro-forma diluted net       38,713,639    37,322,095    35,566,406    37,124,602
      income (loss) per share ..................    ==========    ==========    ==========    ==========



3.       STOCK BASED COMPENSATION

Options granted to non-employee consultants to purchase 62,500 shares of common stock at June 30, 2000 are accounted for at fair value in accordance with SFAS 123, ACCOUNTING FOR STOCK-BASED COMPENSATION. During the three and six months ended June 30, 2000, $0.8 million and $1.2 million, respectively, were charged to compensation expense in connection with these options.

4.       STOCK SPLIT

On March 8, 2000, the Company effected a two-for-one stock split of its common stock, par value $.01 per share ("Common Stock"), in the form of a 100% stock dividend. All common share and per share data in the accompanying condensed consolidated financial statements have been retroactively adjusted to reflect the stock split.

5.       INITIAL PUBLIC OFFERING

On April 26, 2000, the Company's Registration Statement was declared effective by the SEC. Pursuant to the Registration Statement, on May 2, 2000, the Company sold 8,000,000 shares of its Common Stock at $10 per share and on May 8, 2000, the Company sold an additional 1,200,000 shares of Common Stock at $10 per share pursuant to the underwriters' exercise in full of their over-allotment option.

The Company received net proceeds of approximately $84.3 million from its initial public offering (including the net proceeds from the sale of shares pursuant to the exercise by the underwriters of the over-allotment option), after payment of underwriting discounts and commissions and estimated offering expenses.

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

6.       SUBSEQUENT EVENTS

BUILDING AND RELATED MORTGAGE FINANCING

On July 11, 2000, the Company purchased, for $41.3 million, through its subsidiary 830 Winter Street, land and a building to be used as its principal headquarters and research facility. In connection with obtaining first mortgage financing to purchase this facility, the Company formed 830 Winter Street and assigned to 830 Winter Street all of its rights and obligations under the related Purchase and Sale Agreement (the "Purchase and Sale Agreement").

On July 11, 2000, 830 Winter Street executed an Acquisition and Construction Loan Agreement (the "Loan Agreement") providing for up to $33.0 million in first mortgage financing. Under the terms of the Loan Agreement, advances are available primarily to pay for the acquisition of and improvements to the Company's new facility. In connection with the purchase of the new facility, an initial advance of $24.0 million was made on July 11, 2000. Advances bear interest at a rate equal to the 30-day LIBOR plus 2.0% (8.64% at July 11, 2000). Interest is payable monthly in arrears commencing July 1, 2000.
Principal is due and payable in full on July 30, 2003, subject to two, one-year extension options. The loan is secured by the new facility, together with all fixtures, equipment, improvements and other items related thereto, and by all rents, income or profits received by 830 Winter Street. As a condition of the financing, the Company executed certain unconditional guaranties of all of 830 Winter Street's obligations under the Loan Agreement and related loan documents.

In connection with the first mortgage financing, in July 2000 830 Winter Street entered into an interest rate cap agreement (the "Interest Rate Cap"), in order to manage fluctuation in cash flows resulting from interest rate risk. Under the terms of the Interest Rate Cap, the Company has hedged its exposure to the underlying interest rate index to a maximum of 30-day LIBOR plus 1.25% (7.88% at July 10, 2000). The term of the Interest Rate Cap is the three-year period ending July 10, 2003.

The Company expects to occupy the new facility during the first quarter of 2001 and intends to sublet a portion of the facility at that time. In connection with the decision to relocate its principal operations to the new facility, the Company may incur approximately $1.0 million of incremental cash and non-cash operating costs during the approximate 12-month transition period.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING DISCUSSION OF OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS SHOULD BE READ IN CONJUNCTION WITH THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND ACCOMPANYING NOTES TO THOSE STATEMENTS INCLUDED ELSEWHERE IN THIS FORM 10-Q. THIS FORM 10-Q CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, THAT INVOLVE RISKS AND UNCERTAINTIES. ALL STATEMENTS OTHER THAN STATEMENTS OF HISTORICAL INFORMATION PROVIDED HEREIN ARE FORWARD-LOOKING STATEMENTS AND MAY CONTAIN INFORMATION ABOUT FINANCIAL RESULTS, ECONOMIC CONDITIONS, TRENDS AND KNOWN UNCERTAINTIES. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE DISCUSSED IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF A NUMBER OF FACTORS, WHICH INCLUDE THOSE DISCUSSED IN THIS SECTION AND ELSEWHERE IN THIS REPORT AND THE RISKS DISCUSSED IN PRAECIS' OTHER FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS, WHICH REFLECT MANAGEMENT'S ANALYSIS, JUDGMENT, BELIEF OR EXPECTATION ONLY AS OF THE DATE HEREOF. PRAECIS UNDERTAKES NO OBLIGATION TO PUBLICLY REISSUE OR MODIFY THESE FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES THAT ARISE AFTER THE DATE HEREOF.

OVERVIEW

         Since our inception, we have been engaged in developing drugs for the treatment of a variety of human diseases. Our lead program is the development of abarelix, a drug to treat diseases that respond to the lowering of hormone levels. We have entered into collaborations with Amgen Inc. and Sanofi-Synthelabo S.A. to further develop and commercialize our abarelix products.

         Since our inception, we have had no revenues from product sales. We have received revenues in the form of signing, performance-based, cost sharing and contract services payments from corporate collaborations. These revenues enabled us to achieve profitability and positive cash flow before any financing activity for fiscal 1997, 1998 and 1999. From inception through June 30, 2000, we recognized approximately $138.7 million in revenues under these collaboration agreements. Under these agreements, we could receive additional non-refundable performance-based payments and reimbursement for ongoing development costs, as well as a percentage of future product profits. For the next several years, we expect that our sources of revenue, if any, will consist primarily of interest income and payments from our corporate collaborators. We expect reimbursement for ongoing development costs under our corporate collaborations to diminish over the next several years.

         Our accumulated deficit as of June 30, 2000 was approximately $5.6 million. Substantially all of our expenditures to date have been for drug development activities and for general and administrative expenses.

         Due to the high costs associated with preparing to launch our first product, as well as other research and development and general and administrative expenses, we expect to have net operating losses for fiscal 2000 and the following several years. We do not expect to generate operating income until several years after abarelix is approved for marketing by the FDA for the treatment of prostate cancer. We will require regulatory approval to market all of our future products.

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

         In May 1997, we entered into an agreement with Sanofi-Synthelabo for the development and commercialization of abarelix products in Europe, Latin America, the Middle East and various countries in Africa. Under our agreement with Sanofi-Synthelabo, we could receive up to approximately $69.6 million in non-refundable fees and performance-based payments. For supply of product to Sanofi-Synthelabo, we receive a transfer price that varies based on sales price and volume. Additionally, we are entitled to receive reimbursement for ongoing development costs. To date, we have received a total of approximately $31.5 million in non-refundable fees, performance-based payments and reimbursement for ongoing development costs under the Sanofi-Synthelabo agreement.

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

         Effective March 1999, we entered into an agreement with Amgen for the development and commercialization of abarelix products in the countries not covered by the Sanofi-Synthelabo agreement. Under the agreement, we could receive up to $25.0 million in signing and performance-based fees. Of this $25.0 million, we have received $10.0 million to date, which is the minimum amount payable under the agreement. The remaining $15.0 million is payable upon FDA approval of a new drug application (NDA), relating to abarelix. Amgen will pay the first $175.0 million of all authorized costs and expenses associated with the research, development and commercialization of abarelix products in the United States. We expect Amgen's $175.0 million funding commitment to be fulfilled during the third quarter of 2000. Following these expenditures, in general we will share with Amgen all subsequent United States research and development costs for abarelix products through the launch period and we will reimburse Amgen for our share of the costs associated with establishing a sales and marketing infrastructure in the United States, as set forth in the Amgen agreement. In general, we will receive a transfer price and royalty based on a sharing of the resulting profits on sales of abarelix products in the United States. All program expenses in Amgen's licensed territory outside the United States will be borne by Amgen, and we will receive a royalty on net sales of abarelix products in those territories.

         We have granted Amgen exclusive manufacturing and commercialization rights for abarelix products for all indications in the licensed territories. During the second quarter of 2000, Amgen assumed manufacturing responsibility for abarelix products, with the exception of the depot formulation, pursuant to the terms of the Amgen agreement. Under the Amgen agreement, we have retained manufacturing responsibility for the depot formulation of abarelix, subject to the terms of the agreement.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THREE MONTHS ENDED JUNE 30, 1999

         Revenues for the three months ended June 30, 2000 decreased 75% to approximately $10.0 million, from approximately $39.2 million for the corresponding period in 1999. The decrease in revenues was the result of a decrease in reimbursable abarelix expenses. In addition, incremental reimbursement revenues were recognized during the three months ended June 30, 1999 which related to reimbursable expenses incurred prior to the signing of the Amgen agreement and recognized as revenue in accordance with the terms therein. We anticipate revenues to continue to decrease due to the expected completion of Amgen's initial funding commitment and the decline in our abarelix development expenses, which will be subject to a reduced rate of reimbursement under our corporate collaborations.

         Research and development expenses for the three months ended June 30, 2000 decreased 29% to approximately $12.4 million, from approximately $17.3 million for the corresponding period in 1999. The decrease in expenses was primarily the result of decreased spending on our abarelix/prostate cancer clinical development program. This decrease was partially offset by increased spending related to our abarelix/endometriosis, Latranal and Apan clinical development programs, as well as discovery research initiatives. We expect Amgen's initial funding commitment will be completed during the third quarter of 2000. Following these expenditiures, in general we will share with Amgen all subsequent United States research and development costs for abarelix products through the launch period.

         General and administrative expenses for the three months ended June 30, 2000 decreased 29% to approximately $1.8 million, from approximately $2.5 million for the corresponding period in 1999. The decrease in expenses was due primarily to sales and marketing costs incurred during the corresponding period in 1999 that are currently being assumed by our corporate partner, Amgen, in order to establish a sales and marketing infrastructure in the United States for abarelix products. The decrease in expenses was partially offset by an increase in personnel and compensation costs, an increased use of consultants and external contractors, and other costs associated with being a public company. We expect that general and administrative expenses will increase as we hire additional administrative personnel to support continued growth of our research and development initiatives and incur additional costs related to being a public company, including directors' and officers insurance, investor relations programs and printing and legal costs. In addition, following the expected completion of Amgen's initial funding commitment during the third quarter of 2000, we will reimburse Amgen for our share of the costs associated with establishing a sales and marketing infrastructure in the United States, as set forth in the Amgen agreement.

         Net interest income for the three months ended June 30, 2000 increased 103% to approximately $2.1 million, from approximately $1.1 million for the corresponding period in 1999. The increase in interest income was due to higher average cash and investment balances from our initial public offering in May 2000 and an increase in average interest rates from the same period last year.

         The provision for income taxes for the three months ended June 30, 2000 and 1999 was zero and $1.6 million, respectively. Our effective tax rate was approximately 16.3% during 1999.

SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO SIX MONTHS ENDED JUNE 30, 1999

         Revenues for the six months ended June 30, 2000 decreased 53% to approximately $19.0 million, from approximately $40.3 million for the corresponding period in 1999. The decrease in revenues was the result of a decrease in reimbursable abarelix expenses. In addition, incremental revenues were recognized during the six months ended June 30, 1999 which related to reimbursable abarelix expenses incurred prior to the signing of the Amgen agreement and recognized as revenue in accordance with the terms therein. We anticipate revenues to continue to decrease due to the expected completion of Amgen's initial funding commitment and the decline in our abarelix development expenses, which will be subject to a reduced rate of reimbursement under our corporate collaborations.

         Research and development expenses for the six months ended June 30, 2000 decreased 17% to approximately $23.7 million, from approximately $28.5 million for the corresponding period in 1999. The decrease in expenses was primarily the result of decreased spending on our abarelix/prostate cancer clinical development program. This decrease was partially offset by increased spending related to our abarelix/endometriosis, Latranal and Apan clinical development programs, as well as discovery research initiatives. We expect Amgen's initial funding commitment will be completed during the third quarter of 2000. Following these expenditiures, in general we will share with Amgen all subsequent United States research and development costs for abarelix products through the launch period.

         General and administrative expenses for the six months ended June 30, 2000 decreased 7% to approximately $3.2 million, from approximately $3.4 million for the corresponding period in 1999. The decrease in expenses for the sixth-month period was due primarily to sales and marketing costs incurred during the corresponding period in 1999 that are currently being assumed by our corporate partner, Amgen, in order to establish a sales and marketing infrastructure in the United States for abarelix products. The decrease in expenses was partially offset by an increase in personnel and compensation costs, an increased use of consultants and external contractors, and other costs associated with being a public company. We expect that general and administrative expenses will increase as we hire additional administrative personnel to support continued growth of our research and development initiatives and incur additional costs related to being a public company, including directors' and officers insurance, investor relations programs and printing and legal costs. In addition, following the expected completion of Amgen's initial funding commitment during the third quarter of 2000, we will reimburse Amgen for our share of the costs associated with establishing a sales and marketing infrastructure in the United States, as set forth in the Amgen agreement.

         Net interest income for the six months ended June 30, 2000 increased 69% to approximately $3.4 million, from approximately $2.0 million for the corresponding period in 1999. The increase in interest income was due to increased cash and investment balances from our initial public offering in May 2000 and an increase in average interest rates from the same period last year.

         The provision for income taxes for the six months ended June 30, 2000 and 1999 was $0.1 million and $1.7 million, respectively. Our effective tax rate was approximately 16.3% during 1999. The provision for income taxes during 2000 was primarily for state income taxes.

LIQUIDITY AND CAPITAL RESOURCES

         We have financed our operations since inception principally through private placements of equity securities and our initial public offering. Prior to our initial public offering, we had received net proceeds of approximately $10.5 million from the private placement of our common stock, $0.5 million from the private placement of warrants to purchase common stock and $78.5 million from the private placement of convertible preferred stock. Additionally, we have received a total of approximately $176.0 million for one-time signing payments and performance-based payments, cost reimbursements and contract service payments under our collaboration agreements. We also have received $14.3 million from interest on invested cash balances and paid $0.4 million in interest expense associated with equipment leasing.

         On May 2, 2000, we completed our initial public offering, selling 8,000,000 shares of common stock at a price of $10 per share, raising a total of approximately $73.1 million in net proceeds after payment of underwriting discounts and commissions and estimated offering expenses. On May 3, 2000, the underwriters of our initial public offering exercised their right to purchase additional shares of common stock to cover over-allotments. Accordingly, on May 8, 2000, we sold an additional 1,200,000 shares of common stock at a price of $10 per share, resulting in an additional $11.2 million in net proceeds after payment of underwriting discounts and commissions. We sold a total of 9,200,000 shares (including the over-allotment shares) of common stock in our initial public offering for a total of approximately $84.3 million, net of underwriting discounts and commissions and estimated offering expenses.

         At June 30, 2000, we had cash and cash equivalents of $167.9 million and working capital of $163.2 million, compared to $94.5 million and $86.2 million, respectively, at December 31, 1999. Based upon our existing capital resources, together with the net proceeds of the initial public offering, interest income and payments under our collaboration agreements, we anticipate that we will be able to maintain currently planned operations for at least the next several years.

         For the six months ended June 30, 2000, net cash of $10.0 million was used in operating activities, compared to $12.3 million provided by operating activities in the corresponding period in 1999. During the six months ended June 30, 2000, our use of cash in operations was principally due to our net loss coupled with our payment of 1999 income taxes, as well as an increase in our prepaid expenses and other assets and a decrease in accounts payable, partially offset by decreases in accounts receivable and unbilled revenues. Our investing activities for the six months ended June 30, 2000 were limited to the purchase of property and equipment in the amount of approximately $1.7 million. Our financing activities for the six months ended June 30, 2000 consisted principally of the proceeds of our initial public offering, as well as proceeds received from the exercise of common stock options.

         On July 11, 2000, we purchased, for $41.3 million, through our wholly owned subsidiary, 830 Winter Street LLC, a single purpose Delaware limited liability company, land and a building of approximately 175,000 square feet located in Waltham, Massachusetts. We will use this building as our principal headquarters and research facility. In connection with obtaining first mortgage financing to purchase this facility, we formed 830 Winter Street and assigned all of our rights and obligations under the related purchase and sale agreement to that entity. 830 Winter Street executed an acquisition and construction loan agreement providing for up to $33.0 million in financing for the acquisition of and improvements to the new facility.

         Under the terms of the loan agreement, advances are available primarily to pay for the acquisition of and improvements to the new facility. In connection with the purchase of the new facility, an initial advance of $24.0 million was made on July 11, 2000. The remaining $9.0 million of the loan will be made available following the expenditure by 830 Winter Street of not less than $4.5 million for renovation costs, and will be subject to various other terms and conditions under the loan documents. Advances bear interest at a rate equal to the 30-day LIBOR plus 2.0% (8.64% at July 11, 2000). Interest is payable monthly in arrears commencing July 1, 2000. Principal is due and payable in full on July 30, 2003, subject to two, one-year extension options. The loan is secured by the new facility, together with all fixtures, equipment, improvements and other items related thereto, and by all rents, income or profits received by 830 Winter Street. In addition, as a condition of the financing, we executed certain unconditional guaranties of all of 830 Winter Street's obligations under the loan agreement and related loan documents. We expect to occupy the new facility during the first quarter of 2001 and intend to sublet a portion of the facility at that time.

         Under our agreement with Amgen, Amgen will provide us with a line of credit not to exceed $150.0 million through 2002. Under the line of credit, subject to various conditions each year, we are permitted to draw down a maximum of $25.0 million in 2000, $75.0 million in 2001, and in 2002, the remaining balance of the line of credit available after all previous drawdowns. For each drawdown in 2002, we must demonstrate a cash flow need reasonably acceptable to Amgen and meet various other specified conditions, including conditions relating to the commercial sale of abarelix. Borrowings will bear interest at market rates and will be secured by various receivables relating to abarelix products. In addition, all borrowings under the line of credit must be repaid by 2008. We anticipate making drawdowns under the loan beginning this year, subject to the conditions set forth in the Amgen agreement.

         We expect our funding requirements to increase over the next several years as we continue with current clinical trials for abarelix, initiate clinical trials for additional products, prepare for a potential commercial launch of abarelix products, improve and move into our new facility and continue to expand our research and development initiatives. Our expenditure requirements will depend on numerous factors, including:

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

YEAR 2000 CONSIDERATIONS

         We, our corporate collaborators, suppliers and other third parties we rely upon use a wide variety of information technologies, computer systems and scientific equipment containing computer chips dedicated to a specific task. As of July 31, 2000, neither we, nor to our knowledge, any of the third parties we depend upon, have experienced any material problems associated with the year 2000 issue. If we or these third parties experience problems in the future as a result of any year 2000-related issues, we could experience an interruption of our research programs. We currently are unable to estimate the duration and extent of any potential interruption, or estimate the effect that any interruption may have on our future revenue. However, we believe that the impact of any residual year 2000-related issues on our research operations will be limited to the ongoing execution of new experiments, and we do not expect that any historical data would be affected. Costs to ensure that our systems and networks are year 2000 compliant have not been, nor do we expect them to be, material.

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

         We cannot assure you that we will be profitable in the future or, if we are profitable, that it will be sustainable. All of our potential products are in the research or development stage. We have not yet marketed or sold any of our products, and we may not succeed in developing and marketing any product in the future. To date, we have derived substantially all of our revenues from payments under our collaboration and license agreements and will continue to do so for at least the next several years. In addition, we expect to continue to spend significant amounts to continue clinical studies, obtain regulatory approval for our product candidates and expand our facilities. We also intend to spend substantial amounts to fund additional research and development for other products, enhance our core technologies, and for general and administrative purposes. As of June 30, 2000, we had an accumulated deficit of approximately $5.6 million. We expect that our operating expenses will increase significantly in the near term, resulting in significant operating losses for fiscal 2000 and the next several years.

IF OUR CLINICAL TRIALS ARE NOT SUCCESSFUL, OR IF WE ARE OTHERWISE UNABLE TO OBTAIN AND MAINTAIN THE REGULATORY APPROVAL REQUIRED TO MARKET AND SELL OUR PRODUCTS, WE WOULD INCUR ADDITIONAL OPERATING LOSSES.

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

         In addition, many factors could delay or terminate our ongoing or future clinical trials. For example, a clinical trial may experience slow patient enrollment or lack of sufficient drug supplies. Patients may experience adverse medical events or side effects, and there may be a real or perceived lack of effectiveness of the drug we are testing. Future governmental action or changes in FDA policy may also result in delays or rejection. Accordingly, we may not be able to obtain product registration or marketing approval for abarelix depot, our drug candidate for the treatment of prostate cancer and endometriosis, or for any of our other products, based on the results of our clinical trials.

         If we obtain regulatory approval for a product, the approval will be limited to those diseases for which our clinical trials demonstrate the product is safe and effective. To date, none of our products have received regulatory approval for commercial sale. If we are delayed in obtaining or are unable to obtain regulatory approval to market our products, we may exhaust our available resources, including the proceeds from our initial public offering, which was completed in May 2000, significantly sooner than we had planned. If this happened, we would need to raise additional funds to complete commercialization of our lead products and continue our research and development programs. We cannot assure you that we would be able to obtain these additional funds on favorable terms, if at all.

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

         - Amgen may terminate its agreement with us at any time upon 90 days prior written notice; and

         - Sanofi-Synthelabo may terminate its agreement with us if specified adverse events occur relating to our European patent applications or the related patents which may be issued covering abarelix or our Rel-Ease(TM) technology.

         We cannot assure you that any of our present or future collaborators will meet their obligations to us under the collaboration agreements. If a collaborator terminates its agreement with us or fails to perform its obligations, it may delay the development or commercialization of the potential product or research program. As a result, we could have to devote unforeseen additional resources to development and commercialization or to terminate one or more of our drug development programs. Due to increased operating costs and lost revenue associated with the termination of a collaboration agreement, we could have to seek funds in addition to the net proceeds of our initial public offering, which was completed in May 2000, to meet our capital requirements. We cannot assure you that we would be able to raise the necessary funds or negotiate additional corporate collaborations on acceptable terms, if at all, and we may have to curtail or cease operations. For instance, if, following the termination of our agreement with Roche, we had been unable to enter into an alternative collaboration for the development and commercialization of our abarelix products in a timely manner, we likely would have needed to delay or cut back our programs for the development of abarelix or other drugs and to raise additional funds through one or more equity financings prior to the time we had planned to do so and possibly on less than favorable terms.

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

         For example, Oread Pharmaceutical Manufacturing, Inc., the supplier of abarelix depot powder in finished vials, advised us that its lease for possession and use of the facility where it conducted its manufacturing operations pursuant to its agreement with us had been terminated, effective June 30, 2000, that it would be unable to continue operations in the leased premises and that it must terminate its agreement with us. Although we were able to make alternative arrangements for this step in the manufacture of abarelix depot in a timely manner, the use of a different manufacturer may require us to undergo additional regulatory review and compliance procedures which could result in additional expenses and delay the regulatory approval and commercialization of abarelix depot for the treatment of prostate cancer.

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

ALTERNATIVE TREATMENTS ARE AVAILABLE WHICH MAY IMPAIR OUR ABILITY TO CAPTURE MARKET SHARE FOR OUR PRODUCTS.

         Alternative products exist or are under development to treat the diseases for which we are developing drugs. For example, the FDA has approved several drugs for the treatment of prostate cancer that responds to changes in hormone levels. Even if the FDA approves abarelix depot for commercialization for the treatment of prostate cancer, it may not compete favorably with existing treatments that already have an established market share. If abarelix depot does not achieve broad market acceptance as a drug for the treatment of prostate cancer, we may not become profitable.

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

         Patent positions are sometimes uncertain and usually involve complex legal and factual questions. We can protect our proprietary rights from unauthorized use by third parties only to the extent that our proprietary technologies are covered by valid and enforceable patents or are effectively maintained as trade secrets. To date, we own or exclusively license eight issued United States patents. We have applied, and will continue to apply, for patents covering both our technologies and products as we deem appropriate. Others may challenge our patent applications or our patent applications may not result in issued patents. Moreover, any issued patents on our own inventions, or those licensed from third parties, may not provide us with adequate protection, or others may challenge, circumvent or narrow our patents. Third-party patents may impair or block our ability to conduct our business. Additionally, third parties may independently develop products similar to our products, duplicate our unpatented products, or design around any patented products we develop.

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

WE MAY BE UNABLE TO SUB-LEASE OUR CURRENT FACILITY OR FIND SUITABLE TENANTS FOR A PORTION OF OUR NEW FACILITY.

         We have exceeded the capacity of our current facilities, and recently purchased, through our wholly owned subsidiary, 830 Winter Street LLC, a new facility in Waltham, Massachusetts. In July 2000, we executed a 15-year lease with 830 Winter Street for our new facility. We intend to sub-lease a portion of our new facility to third-parties and to sub-lease our current facility. We may not be able to find suitable sub-tenants to occupy these spaces in a timely manner, if at all.

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

         After giving effect to our initial public offering, our officers, directors and stockholders affiliated with them control, based on their beneficial ownership as of July 31, 2000, a significant percentage of our outstanding common stock, and will until at least 180 days after our initial public offering. As a result, these stockholders, acting together, will be able to significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. The interests of this group of stockholders may not always coincide with our interests or the interests of other stockholders.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we invest in may have market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with an interest rate fixed at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline. We believe that a 10% decline in the average yield of our investments would adversely impact our net interest income. We do not believe, however, that such a 10% decline would have a material adverse effect on our overall results of operations or cash flows. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds and government and non-government debt securities. The average duration of all of our investments in 1999 and during the six months ended June 30, 2000 was less than one year. Due to the short-term nature of these investments, we believe we have no material exposure to interest rate risk arising from our investments.

         In connection with the purchase of our new facility in July 2000, 830 Winter Street, our wholly owned subsidiary, executed an acquisition and construction loan agreement that provides for up to $33.0 million in borrowings at a floating interest rate indexed to the 30-day LIBOR. Concurrent with that transaction, 830 Winter Street also entered into an interest rate cap agreement which limits exposure to interest rate increases to 30-day LIBOR plus 1.25%. With regard to borrowings under the loan agreement, we believe that we have mitigated our risk to significant adverse fluctuations in interest rates and we do not believe that a 10% change in interest rates would have a material impact on our results of operations or cash flows.

         Accordingly, we do not believe that there is any material market risk exposure with respect to derivative or other financial instruments that would require quantitative tabular disclosure under this item.

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

              On April 5, 2000, we issued 6,100 shares of common stock upon the exercise of options for aggregate consideration of $38,887.50.

              The issuance of common stock upon the exercise of options was exempt from registration under the Securities Act either pursuant to Rule 701 under the Securities Act, as a transaction pursuant to a compensatory benefit plan, or pursuant to Section 4(2) of the Securities Act, as a transaction not involving a public offering. The foregoing securities are deemed restricted securities for the purposes of the Securities Act.

         (d) On February 8, 2000, we filed a Registration Statement on Form S-1 (Registration No. 333-96351) with the Securities and Exchange Commission to register under the Securities Act 8,000,000 shares of our common stock (plus an additional 1,200,000 shares subject to an over-allotment option granted to the underwriters). The Registration Statement was declared effective by the Securities and Exchange Commission on April 26, 2000.

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

              The offering was terminated on May 8, 2000, after we had sold all of the 9,200,000 shares of common stock registered under the Registration Statement, including 1,200,000 shares sold pursuant to the exercise of the underwriters' over-allotment option. The initial public offering price was $10.00 per share. The aggregate proceeds of the offering (including the over-allotment option) were $92,000,000. In connection with the offering, we paid an aggregate of $6,440,000 in underwriting discounts and commissions and incurred approximately $1,300,000 in other offering expenses. We did not pay any finders' fees in connection with our initial public offering.

              We received net offering proceeds of approximately $84,260,000, after deducting underwriting discounts and commissions and other offering related expenses. From April 26, 2000 through June 30, 2000, we had not used any of the net proceeds from our initial public offering. We expect to use approximately $28.0 million of the net proceeds of the offering for the purchase of our new facility and related improvements. Pending use of these proceeds, we have invested these funds in short-term, interest-bearing, investment-grade securities.

              No direct or indirect payments were made by PRAECIS for offering expenses or from the net offering proceeds to any director, officer, person owning ten percent or more of any class of equity securities of PRAECIS, general partner of PRAECIS or their associates or to any affiliate of PRAECIS.

              We have not determined the specific allocation of the remaining proceeds of the offering. While we cannot specify with certainty the particular uses for such proceeds, we currently intend to use the remaining proceeds over time for: (i) the production of abarelix drug products; (ii) clinical trial expenses related to abarelix and other clinical and preclinical testing and expansion of research and development initiatives;
(iii) sales and marketing expenses associated with the commercial launch of abarelix; and (iv) working capital and general corporate purposes. Our management will continue to have broad discretion over the actual use of these proceeds.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits

               EXHIBIT
               NUMBER                    EXHIBIT
               -------                   -------
                  3.1      Amended and Restated Certificate of Incorporation (1)
                  3.2      Amended and Restated By-Laws (1)
                  4.1      Specimen certificate representing shares of common
                           stock (2)
                  4.2      Warrant to purchase Series A Convertible Preferred
                           Stock dated as of August 12, 1998 held by Comdisco,
                           Inc. (2)
                  4.3      Warrant to purchase Series A Convertible Preferred
                           Stock dated as of August 12, 1998 held by Gregory
                           Stento (2)
                  4.4      Warrant to purchase Common Stock dated as of May 13,
                           1997 (2)
                  10.1     Second Amended and Restated 1995 Stock Plan
                  10.2     Acquisition and Construction Loan Agreement dated as
                           of July 11, 2000 between 830 Winter Street LLC and
                           Anglo Irish Bank Corporation plc and related Loan and
                           Security Agreements
                  10.3     Guaranty of Costs and Completion dated as of July 11,
                           2000
                  10.4     Guaranty of Non-Recourse Exceptions dated as of July
                           11, 2000
                  10.5     Environmental Compliance and Indemnity Agreement
                           dated as of July 11, 2000 executed by 830 Winter
                           Street LLC and the Registrant
                  10.6     Lease Agreement dated as of July 11, 2000 between 830
                           Winter Street LLC, as landlord, and the Registrant,
                           as tenant
                  10.7     Letter Amendment, effective as of March 1, 2000, to
                           Lease dated as of August 19, 1998 by and between the
                           Registrant and BDG Piscataway, LLC
                  27       Financial Data Schedule

----------------

(1) Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 filed with the Securities and Exchange Commission on June 7, 2000.

(2) Incorporated by reference to Registration Statement on Form S-1 (Registration No. 333-96351) initially filed with the Securities and Exchange Commission on February 8, 2000 and declared effective on April 26, 2000.

         (b)  Reports Submitted on Form 8-K

         The Registrant did not file any reports on Form 8-K during the quarter ended June 30, 2000.

                                    SIGNATURE

                  Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                       PRAECIS PHARMACEUTICALS INCORPORATED


Date:  August 14, 2000                By  /s/ KEVIN F. McLAUGHLIN
                                          -------------------------
                                          Kevin F. McLaughlin
                                          Chief Financial Officer, Senior Vice
                                          President, Treasurer and Secretary
                                          (Duly Authorized Officer and Principal
                                          Financial and Accounting Officer)

                                  EXHIBIT INDEX


                EXHIBIT
                NUMBER                 EXHIBIT
                -------                -------
                  3.1      Amended and Restated Certificate of Incorporation (1)
                  3.2      Amended and Restated By-Laws (1)
                  4.1      Specimen certificate representing shares of common
                           stock (2)
                  4.2      Warrant to purchase Series A Convertible Preferred
                           Stock dated as of August 12, 1998 held by Comdisco,
                           Inc. (2)
                  4.3      Warrant to purchase Series A Convertible Preferred
                           Stock dated as of August 12, 1998 held by Gregory
                           Stento (2)
                  4.4      Warrant to purchase Common Stock dated as of May 13,
                           1997 (2)
                  10.1     Second Amended and Restated 1995 Stock Plan
                  10.2     Acquisition and Construction Loan Agreement dated as
                           of July 11, 2000 between 830 Winter Street LLC and
                           Anglo Irish Bank Corporation plc and related Loan and
                           Security Agreements
                  10.3     Guaranty of Costs and Completion dated as of July 11,
                           2000
                  10.4     Guaranty of Non-Recourse Exceptions dated as of July
                           11, 2000
                  10.5     Environmental Compliance and Indemnity Agreement
                           dated as of July 11, 2000 executed by 830 Winter
                           Street LLC and the Registrant
                  10.6     Lease Agreement dated as of July 11, 2000 between 830
                           Winter Street LLC, as landlord, and the Registrant,
                           as tenant
                  10.7     Letter Amendment, effective as of March 1, 2000, to
                           Lease dated as of August 19, 1998 by and between the
                           Registrant and BDG Piscataway, LLC
                  27       Financial Data Schedule

----------------

(1) Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 filed with the Securities and Exchange Commission on June 7, 2000.

(2) Incorporated by reference to Registration Statement on Form S-1 (Registration No. 333-96351) initially filed with the Securities and Exchange Commission on February 8, 2000 and declared effective on April 26, 2000.