Form 10-Q
period 2000-09-30
PRAECIS PHARMACEUTICALS INC
filed 2000-11-13
CIK 1033025

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   -----------

                                    FORM 10-Q

                                   ----------

      (Mark One)

      [X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

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

                                 Yes [X] No [ ]

As of October 31, 2000, there were 41,924,320 shares of the registrant's common stock, $.01 par value, outstanding.

                      PRAECIS PHARMACEUTICALS INCORPORATED

                                    FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2000

                                      INDEX

                                                                                    PAGE
                                                                                   NUMBER
                                                                                   ------


PART I.            FINANCIAL INFORMATION                                               3

Item 1.            Financial Statements                                                3

                   Condensed Consolidated Balance Sheets - September 30, 2000
                   (unaudited) and December 31, 1999                                   3

                   Condensed Consolidated Statements of Operations (unaudited) -
                   three and nine months ended September 30, 2000 and 1999             4

                   Condensed Consolidated Statements of Cash Flows (unaudited) -
                   nine months ended September 30, 2000 and 1999                       5

                   Notes to Condensed Consolidated Financial Statements                6

Item 2.            Management's Discussion and Analysis of Financial Condition
                   and Results of Operations                                           9

Item 3.            Quantitative and Qualitative Disclosures About Market Risk         23

PART II.           OTHER INFORMATION                                                  25

Item 2.            Changes in Securities and Use of Proceeds                          25

Item 6.            Exhibits and Reports on Form 8-K                                   26

SIGNATURE                                                                             28

EXHIBIT INDEX                                                                         29

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                      PRAECIS PHARMACEUTICALS INCORPORATED
                      Condensed Consolidated Balance Sheets
                 (In thousands, except share and per share data)

                                                                September 30, December 31,
                                                                    2000         1999
                                                                  ---------    ---------
                                                                 (unaudited)
ASSETS
Current assets:
    Cash and cash equivalents .................................   $ 146,378    $  94,525
    Accounts receivable .......................................       2,148        8,121
    Unbilled revenue ..........................................       2,157        4,259
    Materials inventory .......................................      29,957       21,100
    Prepaid expenses and other assets .........................       3,695          708
    Deferred income taxes .....................................       5,575        5,575
                                                                  ---------    ---------

          Total current assets ................................     189,910      134,288

Property and equipment, net ...................................      49,513        6,043
                                                                  ---------    ---------

          Total assets ........................................   $ 239,423    $ 140,331
                                                                  =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable ..........................................   $   3,844    $   9,878
    Accrued expenses ..........................................      12,467        6,859
    Deferred revenue ..........................................       5,104        5,501
    Advance payments ..........................................      29,957       21,100
    Income taxes payable ......................................          --        4,672
    Current portion of capital lease obligations ..............           4           58
                                                                  ---------    ---------

          Total current liabilities ...........................      51,376       48,068
Deferred revenue ..............................................       1,136        4,547
Long term debt ................................................      24,000           --

Commitments and contingencies

Stockholders' equity:
    Preferred Stock, $0.01 par value; 10,000,000 shares
      authorized; no shares issued and outstanding  ...........          --           --
    Series A through E Convertible Preferred Stock,
       $0.01 par value; 3,750,000 shares authorized; no
       shares in 2000 and 3,417,300 shares in 1999 issued
       and outstanding ........................................          --           35
    Common Stock, $0.01 par value; 200,000,000 shares in
       2000 and 60,000,000 shares in 1999 authorized;
       41,877,096 shares in 2000 and 6,358,684 shares in 1999
       issued and outstanding .................................         419           64
    Additional paid-in capital ................................     175,244       88,710
    Accumulated deficit .......................................     (12,752)      (1,093)
                                                                  ---------    ---------

          Total stockholders' equity ..........................     162,911       87,716
                                                                  ---------    ---------

              Total liabilities and stockholders' equity ......   $ 239,423    $ 140,331
                                                                  =========    =========

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                      PRAECIS PHARMACEUTICALS INCORPORATED
                 Condensed Consolidated Statements of Operations
                 (In thousands, except share and per share data)
                                   (unaudited)

                                                    Three Months Ended          Nine Months Ended
                                                     September 30,                September 30,
                                             ---------------------------   ---------------------------
                                                 2000           1999           2000            1999
                                             ------------    -----------   ------------    -----------
Revenues:
    Corporate collaborations..............   $      7,334    $    16,783   $     26,307    $    57,128
                                             ------------    -----------   ------------    -----------
          Total revenues..................          7,334         16,783         26,307         57,128

Costs and expenses:
    Research and development..............         13,358         13,731         37,023         42,190
    Sales and marketing...................          2,080            335          2,666          2,047
    General and administrative............          1,283          1,006          3,874          2,721
                                             ------------    -----------   ------------    -----------
        Total costs and expenses..........         16,721         15,072         43,563         46,958
                                             ------------    -----------   ------------    -----------

Operating income (loss)...................         (9,387)         1,711        (17,256)        10,170

Interest income, net......................          2,255          1,175          5,697          3,208
                                             ------------    -----------   ------------    -----------

Income (loss) before income taxes.........         (7,132)         2,886        (11,559)        13,378
Provision for income taxes................             --            470            100          2,170
                                             ------------    -----------   ------------    -----------

Net income (loss).........................   $     (7,132)   $     2,416   $    (11,659)   $    11,208
                                             ============    ===========   ============    ===========

Net income (loss) per share:
   Basic..................................   $      (0.17)   $      0.39   $      (0.44)   $      1.84
   Diluted................................   $      (0.17)   $      0.06   $      (0.44)   $      0.30

Weighted average number of common
   shares:
   Basic..................................     41,871,147      6,146,184     26,280,783      6,078,679
   Diluted................................     41,871,147     38,207,157     26,280,783     37,488,940

Pro forma net income (loss) per share:
   Basic..................................   $      (0.17)   $      0.08   $      (0.31)   $      0.35
   Diluted................................   $      (0.17)   $      0.06   $      (0.31)   $      0.30

Pro forma weighted average number
   of common shares:
   Basic..................................     41,871,147     31,754,034     37,682,818     31,686,529
   Diluted................................     41,871,147     38,207,157     37,682,818     37,488,940

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                      PRAECIS PHARMACEUTICALS INCORPORATED
                 Condensed Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (unaudited)

                                                                    Nine Months Ended
                                                                      September 30,
                                                                    2000        1999
                                                                  ---------    --------
OPERATING ACTIVITIES:
Net (loss) income..............................................   $ (11,659)   $ 11,208
Adjustments to reconcile net (loss) income to cash used in
operating activities:
   Depreciation and amortization...............................       1,984         964
   Deferred income taxes.......................................          --      (4,132)
   Stock compensation..........................................       1,699          --
   Changes in operating assets and liabilities:
      Accounts receivable......................................       5,973     (13,668)
      Unbilled revenue.........................................       2,102      (9,708)
      Materials inventory......................................      (8,857)     (5,186)
      Prepaid expenses and other assets........................      (2,987)         78
      Accounts payable.........................................      (6,034)      9,509
      Accrued expenses.........................................       5,608         730
      Deferred revenue.........................................      (3,808)      8,293
      Advance payments.........................................       8,857       5,186
      Income taxes payable.....................................      (4,672)      3,665
                                                                  ---------    --------
Net cash (used in) provided by operating activities............     (11,794)      6,939

INVESTING ACTIVITIES:
Purchase of property and equipment.............................     (45,454)     (3,329)
                                                                  ---------    --------
Net cash used in investing activities..........................     (45,454)     (3,329)

FINANCING ACTIVITIES:
Proceeds from debt issuance....................................      24,000          --
Principal repayments of capital lease obligations..............         (54)       (181)
Initial public offering proceeds...............................      84,263          --
Proceeds from issuance of common stock, options and warrants...         892          47
                                                                  ---------    --------
Net cash provided by (used in) financing activities............     109,101        (134)
                                                                  ---------    --------

Net increase in cash and cash equivalents......................      51,853       3,476
Cash and cash equivalents, beginning of period.................      94,525      85,298
                                                                  ---------    --------

Cash and cash equivalents, end of period.......................   $ 146,378    $ 88,774
                                                                  =========    ========

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

2.       SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

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

In March 2000, the FASB issued Interpretation No. 44, ACCOUNTING FOR CERTAIN TRANSACTIONS INVOLVING STOCK COMPENSATION (the "Interpretation"). This Interpretation clarifies how companies should apply the Accounting Principles Board's Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES. The Interpretation will be applied prospectively to new awards, modifications to outstanding awards, and changes in employee status on or after July 1, 2000, except as follows: the definition of an employee applies to awards granted after December 15, 1998; the Interpretation applies to modifications that reduce the exercise price of an award after December 15, 1998; and the Interpretation applies to modifications that add a reload feature to an award made after January 12, 2000. There are no awards that resulted in an adjustment as a result of this Interpretation.

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

NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share is based on the weighted average number of common shares outstanding. Diluted net income (loss) per share is based on the weighted average number of common shares outstanding plus the dilutive effect of outstanding stock options and warrants using the treasury stock method, and the effect of the convertible preferred stock using the if-converted method. For the three and nine months ended September 30, 2000, diluted net income (loss) per common share is the same as basic net income (loss) per common share as the inclusion of weighted average shares of common stock issuable upon exercise of stock options and warrants would be antidilutive.

Pro forma net income (loss) per share has been computed as described above and also gives effect, under SEC guidance, to the conversion of preferred shares not included above that automatically converted to common shares upon the closing of the Company's initial public offering in May 2000 (See Note 5), using the if-converted method.

The reconciliation of the denominators of the historical and pro forma, basic and diluted net income (loss) per share calculations is as follows:

                                                     THREE MONTHS ENDED          NINE MONTHS ENDED
                                                        SEPTEMBER 30,              SEPTEMBER 30,
                                                     -------------------         ------------------
                                                     2000           1999           2000          1999
                                                    ------         ------         ------        ------
Historical:

     Weighted average number of common shares
      outstanding used in computing basic net
      income (loss) per share ..................    41,871,147     6,146,184    26,280,783     6,078,679
     Net effect of common stock options,
      warrants and convertible preferred                    --    32,060,973            --    31,410,261
      stock ....................................    ----------    ----------    ----------    ----------
     Weighted average number of common shares
      outstanding used in computing diluted net     41,871,147    38,207,157    26,280,783    37,488,940
      income (loss) per share ..................    ==========    ==========    ==========    ==========

Pro forma:

     Weighted average number of common shares
      used in computing basic net income (loss)
      per share (from above) ...................    41,871,147     6,146,184    26,280,783     6,078,679
     Adjustment to reflect the effect of the
      assumed conversion of preferred stock from            --    25,607,850    11,402,035    25,607,850
      the date of issuance .....................    ----------    ----------    ----------    ----------
     Weighted average number of common shares
      outstanding used in computing pro forma
      basic net income (loss) per                   41,871,147    31,754,034     37,682,818    31,686,529
      share ....................................    ==========    ==========     ==========    ==========

     Weighted average number of common shares
      used in computing diluted net income
      (loss) per share (from above) ............    41,871,147    38,207,157     26,280,783    37,488,940
     Adjustment to reflect the effect of the
      assumed conversion of preferred stock from            --            --     11,402,035            --
      the date of issuance .....................    ----------    ----------     ----------    ----------
     Weighted average number of common shares
      used in computing pro-forma diluted net       41,871,147    38,207,157     37,682,818    37,488,940
      income (loss) per share ..................    ==========    ==========     ==========    ==========

3.       STOCK BASED COMPENSATION

Options granted to non-employee consultants to purchase 62,500 shares of common stock, par value $.01 per share ("Common Stock"), at September 30, 2000 are accounted for at fair value in accordance with SFAS 123, ACCOUNTING FOR

STOCK-BASED COMPENSATION. During the three and nine months ended September 30, 2000, $0.5 million and $1.7 million, respectively, were charged to compensation expense in connection with these options.

4.       STOCK SPLIT

On March 8, 2000, the Company effected a two-for-one stock split of its Common Stock in the form of a 100% stock dividend. All common share and per share data in the accompanying condensed consolidated financial statements have been retroactively adjusted to reflect the stock split.

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

Upon the closing of the Company's initial public offering on May 2, 2000, all of the outstanding shares of the Company's convertible preferred stock, par value $.01 per share ("Preferred Stock"), automatically converted into 25,607,850 shares of Common Stock. Immediately following the automatic conversion of the Preferred Stock, the Company filed an amended and restated certificate of incorporation. Under the amended and restated certificate of incorporation, the Company is authorized to issue 200,000,000 shares of Common Stock and 10,000,000 shares of Preferred Stock. There currently are no shares of Preferred Stock issued and outstanding.

6.       BUILDING AND RELATED MORTGAGE FINANCING

On July 11, 2000, the Company purchased, for $41.3 million, through its subsidiary 830 Winter Street, land and a building to be used as its headquarters and principal research facility. On July 11, 2000, 830 Winter Street executed an Acquisition and Construction Loan Agreement (the "Loan Agreement") providing for up to $33.0 million in first mortgage financing. Under the terms of the Loan Agreement, advances are available primarily to pay for the acquisition of, and improvements to, the Company's new facility. In connection with the purchase of the new facility, an initial advance of $24.0 million was made on July 11, 2000. Advances bear interest at a rate equal to the 30-day LIBOR plus 2.0% (8.62% at September 30, 2000). Interest is payable monthly in arrears. Principal is due and payable in full on July 30, 2003, subject to two, one-year extension options. The loan is secured by the new facility, together with all fixtures, equipment, improvements and other items related thereto, and by all rents, income or profits received by 830 Winter Street.

In connection with the first mortgage financing, in July 2000 the Company entered into an interest rate cap agreement (the "Interest Rate Cap") in order to manage fluctuation in cash flows resulting from interest rate risk. Under the terms of the Interest Rate Cap, the Company has hedged its exposure to the underlying interest rate index to a maximum of 30-day LIBOR plus 1.25%. The term of the Interest Rate Cap is the three-year period ending July 10, 2003.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING DISCUSSION OF OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS SHOULD BE READ TOGETHER WITH THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND ACCOMPANYING NOTES TO THOSE STATEMENTS INCLUDED ELSEWHERE IN THIS FORM 10-Q. THIS FORM 10-Q CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, THAT INVOLVE RISKS AND UNCERTAINTIES. ALL STATEMENTS OTHER THAN STATEMENTS OF HISTORICAL INFORMATION PROVIDED HEREIN ARE FORWARD-LOOKING AND MAY CONTAIN INFORMATION ABOUT FINANCIAL RESULTS, ECONOMIC CONDITIONS, TRENDS AND KNOWN UNCERTAINTIES. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE DISCUSSED IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF A NUMBER OF FACTORS, WHICH INCLUDE THOSE DISCUSSED IN THIS SECTION AND ELSEWHERE IN THIS REPORT AND THE RISKS DISCUSSED IN PRAECIS' OTHER FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS, WHICH REFLECT MANAGEMENT'S ANALYSIS, JUDGMENT, BELIEF OR EXPECTATION ONLY AS OF THE DATE HEREOF. PRAECIS UNDERTAKES NO OBLIGATION TO PUBLICLY REISSUE OR MODIFY THESE FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES THAT ARISE AFTER THE DATE HEREOF.

OVERVIEW

         Since our inception, we have been engaged in developing drugs for the treatment of a variety of human diseases. Our lead program is the development of abarelix, a drug to treat diseases that respond to the lowering of hormone levels. We have entered into collaborations with Amgen Inc. and Sanofi-Synthelabo S.A. to further develop and commercialize our abarelix products. We are also developing Latranal, our proprietary topical composition for the relief of localized pain, and Apan, our proprietary drug candidate for the treatment of Alzheimer's Disease.

         Since our inception, we have had no revenues from product sales. We have received revenues in the form of signing, performance-based, cost sharing and contract services payments from corporate collaborations. These revenues enabled us to achieve profitability and positive cash flow before any financing activity for 1997, 1998 and 1999. From inception through September 30, 2000, we recognized approximately $146.0 million in revenues under these collaboration agreements. Under these agreements, we could receive additional non-refundable performance-based payments and reimbursement for ongoing development costs, as well as a percentage of future product profits. For the next several years, we expect that our sources of revenue, if any, will consist primarily of interest income and payments from our corporate collaborators. We expect reimbursement for ongoing development costs under our corporate collaborations to diminish over the next several years.

         Our accumulated deficit as of September 30, 2000 was approximately $12.8 million. Substantially all of our expenditures to date have been for drug development activities and for general and administrative expenses.

         Due to the high costs associated with preparing to launch our first product, as well as other research and development and general and administrative expenses, we expect to have net operating losses for 2000 and the following several years. We do not expect to generate operating income until several years after abarelix is approved for marketing by the FDA for the treatment of prostate cancer. We will require regulatory approval to market all of our future products.

         Under our agreement with Sanofi-Synthelabo, we could receive up to approximately $69.6 million in non-refundable fees and performance-based payments. For supply of product to Sanofi-Synthelabo, we are entitled to receive a transfer price that varies based on sales price and volume. Additionally, we are entitled to receive reimbursement for certain ongoing development costs. To date, we have received a total of approximately $32.4 million in non-refundable fees, performance-based payments and reimbursement for ongoing development costs under the Sanofi-Synthelabo agreement.

         Under our agreement with Amgen for the development and commercialization of abarelix products in the countries not covered by the Sanofi-Synthelabo agreement, we could receive up to $25.0 million in signing and performance-based fees. Of this $25.0 million, we have received $10.0 million to date, which is the minimum amount payable under the agreement. The remaining $15.0 million is payable upon FDA approval of a new drug application (NDA) relating to abarelix. Under the agreement, Amgen paid the first $175.0 million of all authorized costs and expenses associated with the research, development and commercialization of abarelix products in the United States. Amgen's $175.0 million funding commitment was fulfilled during the third quarter of 2000. Following the completion of this funding by Amgen, we became responsible for one-half of all subsequent United States research and development costs for abarelix products through the launch period and we must reimburse Amgen for one-half of the costs associated with establishing a sales and marketing infrastructure in the United States. In general, we will receive a transfer price and royalty based on an equal sharing of the resulting profits on sales of abarelix products in the United States. All program expenses in Amgen's licensed territory outside the United States will be borne by Amgen, and we will receive a royalty on net sales of abarelix products in those territories.

         We have granted Amgen exclusive manufacturing and commercialization rights for abarelix products for all indications in the licensed territories. During the second quarter of 2000, Amgen assumed manufacturing responsibility for abarelix products, with the exception of the depot formulation, pursuant to the terms of the Amgen agreement. Subject to the terms of the agreement, we have retained manufacturing responsibility for the depot formulation of abarelix. In addition, under the terms of the Amgen agreement, we transferred the final decision making authority for the abarelix endometriosis indication to Amgen during the third quarter of 2000.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1999

         Revenues for the three months ended September 30, 2000 decreased 56% to approximately $7.3 million, from approximately $16.8 million for the corresponding period in 1999. The decrease in revenues was the result of a decrease in reimbursable abarelix expenses. We anticipate that revenues will continue to decrease due to the decline in our reimbursable abarelix expenses, which are subject to a reduced rate of reimbursement under our collaboration agreements.

         Research and development expenses for the three months ended September 30, 2000 decreased 3% to approximately $13.4 million, from approximately $13.7 million for the corresponding period in 1999. The decrease in expenses was primarily the result of decreased spending on our abarelix/prostate cancer clinical development program. This decrease was partially offset by increased spending related to our abarelix/endometriosis, Latranal and Apan clinical development programs, as well as discovery research initiatives. Amgen's initial funding commitment was completed during the third quarter of 2000. Following the completion of this funding by Amgen, we became responsible for one-half of all subsequent United States research and development costs for abarelix products through the launch period. Accordingly, we expect our research and development expenses to increase significantly during the fourth quarter and thereafter.

         Sales and marketing expenses for the three months ended September
30, 2000 increased 521% to approximately $2.1 million, from approximately $0.3 million for the corresponding period in 1999. Following the completion of Amgen's initial funding commitment, we became responsible for one-half of all subsequent costs associated with establishing a sales and marketing infrastructure in the United States for abarelix through the launch period. Accordingly, we expect our sales and marketing expenses to increase significantly during the fourth quarter and thereafter.

         General and administrative expenses for the three months ended September 30, 2000 increased 28% to approximately $1.3 million, from approximately $1.0 million for the corresponding period in 1999. The increase was due to an increase in personnel and compensation costs, an increased use of professional services and other costs associated with being a public company. We expect that general and administrative expenses will increase as we hire additional administrative personnel to support continued growth of our research and development initiatives, incur increased operating costs related to our new facility and incur additional costs related to being a public company, including directors' and officers insurance, investor relations programs and printing and legal costs.

         Net interest income for the three months ended September 30, 2000 increased 92% to approximately $2.3 million, from approximately $1.2 million for the corresponding period in 1999. The increase in interest income was due to higher average cash and investment balances from our initial public offering in May 2000 and an increase in average interest rates from the same period last year.

         The provision for income taxes for the three months ended September 30, 2000 and 1999 was zero and $0.5 million, respectively. Our effective tax rate was approximately 16.3% during 1999. The Company anticipates that by the end of 2000 it will be in a net operating loss carryforward position and therefore no benefit from the Company's operating losses has been recognized.

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1999

         Revenues for the nine months ended September 30, 2000 decreased 54% to approximately $26.3 million, from approximately $57.1 million for the corresponding period in 1999. The decrease in revenues was the result of a decrease in reimbursable abarelix expenses. In addition, incremental revenues were recognized during the nine months ended September 30, 1999 which related to reimbursable abarelix expenses incurred prior to the signing of the Amgen agreement and recognized as revenue in accordance with the terms therein. We anticipate that revenues will continue to decrease due to the decline in our reimbursable abarelix expenses, which are subject to a reduced rate of reimbursement under our collaboration agreements.

         Research and development expenses for the nine months ended September 30, 2000 decreased 12% to approximately $37.0 million, from approximately $42.2 million for the corresponding period in 1999. The decrease in expenses was primarily the result of decreased spending on our abarelix/prostate cancer clinical development program. This decrease was partially offset by increased spending related to our abarelix/endometriosis, Latranal and Apan clinical development programs, as well as discovery research initiatives. Amgen's initial funding commitment was completed during the third quarter of 2000. Following the completion of this funding by Amgen, we became responsible for one-half of all subsequent United States research and development costs for abarelix products through the launch period. Accordingly, we expect our research and development expenses to increase significantly during the fourth quarter and thereafter.

         Sales and marketing expenses for the nine months ended September
30, 2000 increased 30% to approximately $2.7 million, from approximately $2.0 million for the corresponding period in 1999. Following the completion of Amgen's initial funding commitment, we became responsible for one-half of all subsequent costs associated with establishing a sales and marketing infrastructure in the United States for abarelix through the launch period. Accordingly, we expect our sales and marketing expenses to increase significantly during the fourth quarter and thereafter.

         General and administrative expenses for the nine months ended September 30, 2000 increased 42% to approximately $3.9 million, from approximately $2.7 million for the corresponding period in 1999. The increase was due to an increase in personnel and compensation costs, an increased use of professional services and other costs associated with being a public company. We expect that general and administrative expenses will increase as we hire additional administrative personnel to support continued growth of our research and development initiatives, incur increased operating costs related to our new facility and incur additional costs related to being a public company, including directors' and officers insurance, investor relations programs and printing and legal costs.

         Net interest income for the nine months ended September 30, 2000 increased 78% to approximately $5.7 million, from approximately $3.2 million for the corresponding period in 1999. The increase in interest income was due to increased cash and investment balances from our initial public offering in May 2000 and an increase in average interest rates from the same period last year.

         The provision for income taxes for the nine months ended September 30, 2000 and 1999 was $0.1 million and $2.2 million, respectively. Our effective tax rate was approximately 16.3% during 1999. The provision for income taxes during 2000 was primarily for state income taxes. The Company anticipates that by the end of 2000 it will be in a net operating loss carryforward position and therefore no benefit from the Company's operating losses has been recognized.

LIQUIDITY AND CAPITAL RESOURCES

         We have financed our operations since inception principally through private placements of equity securities and our initial public offering. Prior to our initial public offering, we had received net proceeds of approximately $10.5 million from the private placement of our common stock, $0.5 million from the private placement of warrants to purchase common stock and $78.5 million from the private placement of convertible preferred stock. Additionally, we have received a total of approximately $177.9 million from one-time signing payments and performance-based payments, cost reimbursements and contract service payments under our collaboration agreements. We have also received $16.7 million from interest on invested cash balances, and paid $0.5 million in interest expense associated with equipment leasing.

         On May 2, 2000, we completed our initial public offering in which we sold 8,000,000 shares of common stock at a price of $10 per share, raising a total of approximately $73.1 million in net proceeds after payment of underwriting discounts and commissions and estimated offering expenses. On May 3, 2000, the underwriters of our initial public offering exercised their right to purchase additional shares of common stock to cover over-allotments. Accordingly, on May 8, 2000, we sold an additional 1,200,000 shares of common stock at a price of $10 per share, resulting in an additional $11.2 million in net proceeds after payment of underwriting discounts and commissions. Thus, we sold a total of 9,200,000 shares (including the over-allotment shares) of common stock in our initial public offering for a total of approximately $84.3 million, net of underwriting discounts and commissions and estimated offering expenses.

         At September 30, 2000, we had cash and cash equivalents of $146.4 million and working capital of $138.5 million, compared to $94.5 million and $86.2 million, respectively, at December 31, 1999. Based upon our existing capital resources, together with the net proceeds of the initial public offering, interest income, payments under our collaboration agreements and the line of credit contemplated by the Amgen agreement (discussed below), we anticipate that we will be able to maintain currently planned operations for at least the next several years.

         For the nine months ended September 30, 2000, net cash of $11.8 million was used in operating activities, compared to $6.9 million provided by operating activities in the corresponding period in 1999. During the nine months ended September 30, 2000, our use of cash in operations was principally due to our net loss coupled with our payment of 1999 income taxes, as well as an increase in our prepaid expenses and other assets and a decrease in accounts payable and deferred revenue, partially offset by an increase in accrued expenses and decreases in accounts receivable and unbilled revenues. Our investing activities for the nine months ended September 30, 2000 consisted of the purchase of land and a building to use as our headquarters and principal research facility and the purchase of property and equipment in the aggregate amount of approximately $45.5 million. Our financing activities for the nine months ended September 30, 2000 consisted principally of the proceeds of our initial public offering, proceeds received from the exercise of common stock options and advances during the third quarter of $24.0 million under an acquisition and construction loan agreement.

         On July 11, 2000, we purchased, for $41.3 million, through our wholly owned subsidiary, 830 Winter Street LLC, a single purpose Delaware limited liability company, land and a building of approximately 175,000 square feet located in Waltham, Massachusetts. We will use this building as our headquarters and principal research facility. In connection with obtaining first mortgage financing to purchase this facility, we formed 830 Winter Street and assigned all of our rights and obligations under the related purchase and sale agreement to that entity. 830 Winter Street executed an acquisition and construction loan agreement providing for up to $33.0 million in financing for the acquisition of, and improvements to, the new facility.

         Under the terms of the loan agreement, advances are available primarily to pay for the acquisition of, and improvements to, the new facility. In connection with the purchase of the new facility, an initial advance of $24.0 million was made. The remaining $9.0 million of the loan will be made available following the expenditure by 830 Winter Street of not less than $4.5 million for renovation costs, and will be subject to various other terms and conditions under the loan documents. Advances bear interest at a rate equal to the 30-day LIBOR plus 2.0% (8.62% at September 30, 2000). Interest is payable monthly in arrears. Principal is due and payable in full on July 30, 2003, subject to two, one-year extension options. The loan is secured by the new facility, together with all fixtures, equipment, improvements and other items related thereto, and by all rents, income or profits received by 830 Winter Street. In addition, as a condition of the financing, we executed certain unconditional guaranties of all of 830 Winter Street's obligations under the loan agreement and related loan documents. In addition to this financing, we have spent approximately $19.4 million of our own funds, and anticipate spending an additional $17.6 million, to complete the build-out and prepare for occupancy of our new facility. We expect to occupy the new facility during the first quarter of 2001 and intend to sublet a portion of the facility at that time.

         Our agreement with Amgen provides that, pursuant to definitive agreements to be mutually agreed, Amgen will provide us with a line of credit not to exceed $150.0 million through 2002 whereby, subject to various conditions each year, we will be permitted to draw down a maximum of $25.0 million in 2000, $75.0 million in 2001, and in 2002, the remaining balance of the line of credit available after all previous drawdowns. For each drawdown in 2002, we must demonstrate a cash flow need reasonably acceptable to Amgen and meet various other specified conditions, including conditions relating to the commercial sale of abarelix. Borrowings will bear interest at market rates and will be secured by various receivables relating to abarelix products. All borrowings under the line of credit must be repaid by 2008. We anticipate funding a portion of our share of the abarelix-related expenses incurred following the completion of Amgen's funding commitment prior to making drawdowns under the line of credit. We do not anticipate drawing down a significant portion of the $25.0 million available in 2000 under the Amgen line of credit.

         We expect our funding requirements to increase over the next several years as we continue with current clinical trials for abarelix, initiate clinical trials for additional products, prepare for a potential commercial launch of abarelix products, improve and move into our new facility and expand our research and development initiatives. The amount of these expenditures will depend on numerous factors, including:

         - decisions relating to the abarelix program made by our corporate collaborators;

         -        the cost, timing and outcomes of regulatory reviews;

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

         - the continued viability and duration of, and compliance by our collaborators with, our corporate collaboration agreements or other licensing agreements;

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

ADDITIONAL RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

THE RISKS AND UNCERTAINTIES DESCRIBED BELOW ARE NOT THE ONLY ONES WE FACE. ADDITIONAL RISKS AND UNCERTAINTIES NOT PRESENTLY KNOWN TO US OR THAT ARE CURRENTLY DEEMED IMMATERIAL MAY ALSO IMPAIR OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS. IF ANY OF THESE RISKS ACTUALLY OCCUR, OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS COULD BE MATERIALLY ADVERSELY AFFECTED.

BECAUSE WE HAVE NOT YET MARKETED OR SOLD ANY OF OUR PRODUCTS AND ANTICIPATE SIGNIFICANT INCREASES IN OUR OPERATING EXPENSES OVER THE NEXT SEVERAL YEARS, WE MAY NOT BE PROFITABLE IN THE FUTURE.

         We cannot assure you that we will be profitable in the future or, if we are profitable, that it will be sustainable. All of our potential products are in the research or development stage. We have not yet marketed or sold any of our products, and we may not succeed in developing and marketing any product in the future. To date, we have derived substantially all of our revenues from payments under our collaboration and license agreements and will continue to do so for at least the next several years. In addition, we expect to continue to spend significant amounts to continue clinical studies, obtain regulatory approval for our product candidates and expand our facilities. We also intend to spend substantial amounts to fund additional research and development for other products, enhance our core technologies, and for general and administrative purposes. As of September 30, 2000, we had an accumulated deficit of approximately $12.8 million. We expect that our operating expenses will increase significantly in the near term, resulting in significant operating losses for 2000 and the next several years.

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

         Many factors may affect the market acceptance and commercial success of any of our potential products, including:

         - the extent and success of our marketing and sales efforts, and, in particular, those of our collaborators relating to the marketing and sales of abarelix products;

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

         We depend upon our corporate collaborators, in particular Amgen and Sanofi-Synthelabo, to provide substantial financial support for developing our products. We also will rely on them in some instances to help us obtain regulatory approval for our products and to manufacture, market, distribute or sell our products. Despite our dependence, we have limited control over the amount and timing of resources that our corporate collaborators devote to our programs or potential products. For example, Amgen has final decision making authority with respect to most of the abarelix program in the Amgen territory, and accordingly, we have limited control over decisions related to that program.

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

         We cannot assure you that any of our present or future collaborators will meet their obligations to us under the collaboration agreements. If a collaborator terminates its agreement with us or fails to perform, or delays performance of, its obligations, it could delay or prevent the development or commercialization of the potential product or research program. As a result, we could have to devote unforeseen additional resources to development and commercialization or to terminate one or more of our drug development programs. Due to increased operating costs and lost revenue associated with the termination of, or non-performance of a corporate collaborator under, a collaboration agreement, we could have to seek funds in addition to the net proceeds of our initial public offering, which was completed in May 2000, to meet our capital requirements. We cannot assure you that we would be able to raise the necessary funds or negotiate additional corporate collaborations on acceptable terms, if at all, and we may have to curtail or cease operations. For instance, if, following the termination of our agreement with Roche, we had been unable to enter into an alternative collaboration for the development and commercialization of our abarelix products in a timely manner, we likely would have needed to delay or cut back our programs for the development of abarelix or other drugs and to raise additional funds through one or more equity financings prior to the time we had planned to do so, and possibly on less than favorable terms.

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

         For example, Oread Pharmaceutical Manufacturing, Inc., our former supplier of abarelix depot powder in finished vials, advised us that its lease for possession and use of the facility where it conducted its manufacturing operations pursuant to its agreement with us had been terminated, effective June 30, 2000, that it would be unable to continue operations in the leased premises and that it must terminate its agreement with us. Although we were able to make alternative arrangements for this step in the manufacture of abarelix depot in a timely manner, the use of a different manufacturer may require us to undergo additional regulatory review and compliance procedures which could result in additional expenses and delay the regulatory approval and commercialization of abarelix depot for the treatment of prostate cancer.

         If we fail to meet our manufacturing and supply obligations under our agreements with either Amgen or Sanofi-Synthelabo, they may assume manufacturing responsibility under their agreements to the extent they do not already have such responsibility under those agreements. In addition, if this occurs, we must pay Sanofi-Synthelabo its incremental costs of assuming manufacturing responsibility.

DUE TO OUR INEXPERIENCE AND OUR LIMITED SALES AND MARKETING STAFF, WE WILL DEPEND ON THIRD PARTIES TO SELL AND MARKET OUR PRODUCTS.

         We have no experience in marketing or selling pharmaceutical products and have a limited marketing and sales staff. To achieve commercial success for any approved product, we must either develop a marketing and sales force or enter into arrangements with third parties to market and sell our products. We have granted Amgen and Sanofi-Synthelabo exclusive commercialization rights for abarelix products in defined geographic locations. We have limited control over the decisions made by Amgen or Sanofi-Synthelabo or the resources devoted by them for the commercialization of abarelix products in their respective territories. Our marketing and distribution arrangements with Amgen and Sanofi-Synthelabo may not be successful and we may not receive any revenues from these arrangements. We cannot assure you that we will be able to enter into marketing and sales agreements on acceptable terms, if at all, for any other products.

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

OUR REVENUES WILL DIMINISH IF WE FAIL TO OBTAIN ACCEPTABLE PRICES OR ADEQUATE REIMBURSEMENT FOR OUR PRODUCTS FROM THIRD-PARTY PAYORS.

         The continuing efforts of government and third-party payors to contain or reduce the costs of health care may limit our commercial opportunity. If government and other third-party payors do not provide adequate coverage and reimbursement for our products, physicians may not prescribe them. If we are unable to offer physicians comparable or superior financial motivation to use our products, we may not be able to generate significant revenues. In some foreign markets, pricing and profitability of prescription pharmaceuticals are subject to government control. In the United States, we expect that there will continue to be federal and state proposals for similar controls. In addition, increasing emphasis on managed care in the United States will continue to put pressure on the pricing of pharmaceutical products. Cost control initiatives could decrease the price that any of our collaborators or we receive for any products in the future. Further, cost control initiatives could impair or diminish our collaborators' ability or incentive to commercialize our products, and our ability to earn revenues from this commercialization.

         Our ability to commercialize pharmaceutical products, alone or with collaborators, may depend in part on the availability of reimbursement for our products from:

         -        government and health administration authorities;

         -        private health insurers; and

         -        other third-party payors, including Medicare and Medicaid.

         We cannot predict the availability of reimbursement for newly approved health care products. Third-party payors, including Medicare, are challenging the prices charged for medical products and services. Government and other third-party payors increasingly are limiting both coverage and the level of reimbursement for new drugs and, in some cases, refusing to provide coverage for a patient's use of an approved drug for purposes not approved by the FDA. Third-party insurance coverage may not be available to patients for any of our products.

WE MAY BE UNABLE TO SUB-LEASE OUR CURRENT FACILITY OR FIND SUITABLE TENANTS FOR A PORTION OF OUR NEW FACILITY.

         We have exceeded the capacity of our current facilities, and recently purchased, through our wholly owned special purpose subsidiary, 830 Winter Street LLC, a new facility in Waltham, Massachusetts. In July 2000, we executed a 15-year lease with 830 Winter Street for our new facility. We intend to sub-lease a portion of our new facility to third-parties and expect to sub-lease our current facility. We may not be able to find suitable sub-tenants to occupy these spaces in a timely manner, if at all. If we are unable to find suitable sub-tenants in a timely manner, we may experience greater than anticipated operating expenses in the future.

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

         Recruiting and retaining qualified scientific personnel to perform future research and development work also will be critical to our success. Competition for skilled personnel is intense and the turnover rate can be high. We compete with numerous companies and academic and other research institutions for experienced scientists. This competition may limit our ability to recruit and retain qualified personnel on acceptable terms. Failure to attract and retain personnel would prevent us from successfully developing our products or core technologies and launching our products commercially. Our planned activities may require the addition of new personnel, including management, and the development of additional expertise by existing management personnel. The inability to acquire these services or to develop this expertise could result in delays in the research, development and commercialization of our potential products.

WE MAY HAVE SUBSTANTIAL EXPOSURE TO PRODUCT LIABILITY CLAIMS AND MAY NOT HAVE ADEQUATE INSURANCE TO COVER THOSE CLAIMS.

         We may be held liable if any product we develop, or any product made by others using our technologies, causes injury. We have only limited product liability insurance coverage for our clinical trials. We intend to obtain product liability insurance to cover our products approved for marketing and sale. This insurance may be prohibitively expensive or may not fully cover our potential liabilities. Our inability to obtain adequate insurance coverage at an acceptable cost could prevent or inhibit the commercialization of our products. If a third party sues us for any injury caused by products made by us or using our technologies, our liability could exceed our total assets.

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

         - loss of corporate collaborators or failure by our corporate collaborators to perform their obligations;

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

         -        sales of large blocks of our common stock;

         -        changes in accounting principles; and

         -        the loss of any of our key scientific or management personnel.

         In addition, the stock market has experienced extreme price and volume fluctuations. The market prices of the securities of biotechnology companies, particularly companies like ours without product revenues and earnings, have been highly volatile, and may continue to be highly volatile in the future. This volatility has often been unrelated to the operating performance of particular companies. In the past, securities class action litigation has often been brought against companies that experience volatility in the market price of their securities. Whether or not meritorious, litigation brought against us could result in substantial costs and a diversion of management's attention and resources.

WE EXPECT THAT OUR QUARTERLY RESULTS OF OPERATIONS WILL FLUCTUATE, AND THIS FLUCTUATION COULD CAUSE OUR STOCK PRICE TO DECLINE.

         Our quarterly operating results have fluctuated in the past and are likely to do so in the future. These fluctuations could cause our stock price to decline. Some of the factors that could cause our operating results to fluctuate include:

         - the failure of any of our corporate collaborators to meet their payment or other obligations, or termination of any of our agreements with them;

         - the timing of development and commercialization of our abarelix products leading to performance-based payments and revenues under our agreements with our corporate collaborators;

         - the timing and level of expenses related to the development and commercialization of our abarelix products, or to our other research and development programs; and

         - the timing of our commercialization of other products resulting in revenues.

         Due to the possibility of fluctuations in our revenues and expenses, we believe that quarter-to-quarter comparisons of our operating results are not a good indication of our future performance.

FUTURE SALES OF OUR COMMON STOCK MAY CAUSE OUR STOCK PRICE TO DECLINE.

         If our stockholders sell substantial amounts of our common stock in the public market, the market price of our common stock could decline. All of the 9,200,000 shares of common stock sold in our initial public offering in May 2000 are freely tradable, without restriction, in the public market. In addition, the lock-up agreements entered into by our directors, executive officers and all of our stockholders and warrant holders in connection with that offering containing restrictions on the sale or other transfer of our common stock expired in their entirety on October 24, 2000, at which time substantially all of our outstanding shares became eligible for sale in the public market. The market price of our common stock could decline if one or more of our significant stockholders decides for any reason to sell substantial amounts of common stock in the public market.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we invest in may have market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with an interest rate fixed at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline. We believe that a 10% decline in the average yield of our investments would adversely impact our net interest income. We do not believe, however, that such a 10% decline would have a material adverse effect on our overall results of operations or cash flows. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds and government and non-government debt securities. The average maturity of all of our investments in 1999 and during the nine months ended September 30, 2000 was less than one year. Due to the short-term nature of these investments, we believe we have no material exposure to interest rate risk arising from our investments.

         In connection with the purchase of our new facility in July 2000, 830 Winter Street, our wholly owned special purpose subsidiary, executed an acquisition and construction loan agreement that provides for up to $33.0 million in borrowings at a floating interest rate indexed to the 30-day LIBOR. Concurrent with that transaction, 830 Winter Street also entered into an interest rate cap agreement which limits exposure to interest rate increases to 30-day LIBOR plus 1.25%. With regard to borrowings under the loan agreement, we believe that we have mitigated our risk to significant adverse fluctuations in interest rates and we do not believe that a 10% change in interest rates would have a material impact on our results of operations or cash flows.

         Accordingly, we do not believe that there is any material market risk exposure with respect to derivative or other financial instruments that would require quantitative tabular disclosure under this item.

                           PART II. OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

             On March 8, 2000, we filed an amendment to our amended and restated certificate of incorporation, as amended, effecting a two-for-one split of our common stock, par value $.01 per share. The common stock share amounts set forth below give effect to the 2-for-1 stock split of the common stock.

         (c) During the period covered by this report on Form 10-Q, we issued the securities set forth below that were not registered under the Securities Act of 1933, as amended.

             We issued, effective as of May 4, 2000, 2,750 shares of common stock in a private placement to one accredited investor in exchange for certain consulting services.

             On August 1, 2000, we issued 2,744 shares of common stock to one warrant holder upon the net issuance exercise of warrants to purchase 2,862 shares of common stock, based upon an exercise price of $1.35 per share and a fair market value of $32.81 per share.

             No underwriters were involved in the foregoing issuances of securities. We issued the shares of common stock in reliance upon an exemption from registration under the Securities Act of 1933, as amended, provided by
Section 4(2) of the Securities Act, and its related rules and regulations, regarding transactions by an issuer not involving a public offering. The foregoing securities are deemed restricted securities for the purposes of the Securities Act.

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

             The managing underwriters for the offering were Salomon Smith Barney Inc., CIBC World Markets Corp. and Credit Suisse First Boston Corporation.

             On May 2, 2000, upon the closing of the sale of 8,000,000 shares of common stock to the underwriters in our initial public offering, all of the outstanding shares of our convertible preferred stock automatically converted into 25,607,850 shares of common stock and certain warrants to purchase shares of Series A convertible preferred stock automatically converted into warrants to purchase 111,495 shares of common stock.

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

             We received net offering proceeds of approximately $84,260,000, after deducting underwriting discounts and commissions and other offering related expenses. From April 26, 2000 through September 30, 2000, we used approximately $19,400,000 of the net proceeds from our initial public offering for the purchase of our new facility and related improvements. We expect to use approximately an additional $17,600,000 million of the net proceeds of the offering for completion of the build-out and occupancy of the facility. Pending use of these proceeds, we have invested these funds in short-term, interest-bearing, investment-grade securities.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits

                 EXHIBIT
                 NUMBER                         EXHIBIT
                 ------                         -------
                   3.1           Amended and Restated Certificate of Incorporation (2)
                   3.2           Amended and Restated By-Laws (2)
                   4.1           Specimen certificate representing shares of common stock (1)
                   4.2           Warrant to purchase Series A Convertible Preferred Stock dated as of August 12,
                                 1998 held by Comdisco, Inc. (automatically converted into a Warrant to purchase
                                 Common Stock upon the consummation of the Registrant's initial public offering)(1)
                   4.3           Warrant to purchase Common Stock dated as of August 12, 1998 held by Gregory
                                 Stento, reissued as of July 31, 2000
                   4.4           Warrant to purchase Common Stock dated as of May 13, 1997 (1)
                   10.1          Employee Stock Purchase Plan
                   10.2          Acquisition and Construction Loan Agreement dated as of July 11, 2000 between 830
                                 Winter Street LLC and Anglo Irish Bank Corporation plc and related Loan and
                                 Security Agreements (3)
                   10.3          Guaranty of Costs and Completion dated as of July 11, 2000 (3)
                   10.4          Guaranty of Non-Recourse Exceptions dated as of July 11, 2000 (3)
                   10.5          Environmental Compliance and Indemnity Agreement dated as of July 11, 2000 executed by 830 Winter Street LLC and the Registrant (3)
                   10.6          Lease Agreement dated as of July 11, 2000 between 830 Winter Street LLC, as landlord, and the Registrant, as tenant (3)
                   10.7          Amendment No. 4 dated as of September 1, 2000 to Amended and Restated Stockholders
                                 Agreement dated as of April 30, 1998 by and among the Registrant and certain stockholders referred to therein, as amended
                   10.8          Amendment No. 1 to Amended and Restated Binding Agreement in Principle effective as of March 8, 1999 by and between the Registrant and Amgen Inc.
                  10.9+          Amendment No. 1 dated as of August 25, 2000 to License Agreement dated as of April
                                 15, 1999 between Pharmaceutical Applications Associates LLC, C. Donald Williams,
                                 M.D., C.G.P., Robert Murdock, R.Ph. and the Registrant
                    27           Financial Data Schedule

----------------

+ Confidential treatment requested as to certain portion of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

(1) Incorporated by reference to Registration Statement on Form S-1 (Registration No. 333-96351) initially filed with the Securities and

     Exchange Commission on February 8, 2000 and declared effective on April 26, 2000.

(2) Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 filed with the Securities and Exchange Commission on June 7, 2000.

(3) Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 filed with the Securities and Exchange Commission on August 14, 2000.

         (b)      Reports Submitted on Form 8-K

                  The Registrant did not file any reports on Form 8-K during the quarter ended September 30, 2000.

                                    SIGNATURE

                  Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                      PRAECIS PHARMACEUTICALS INCORPORATED

Date:  November 13, 2000             By  /s/ Kevin F. Mclaughlin
                                        -------------------------
                                        Kevin F. McLaughlin
                                        Chief Financial Officer, Senior Vice
                                        President, Treasurer and Secretary
                                        (Duly Authorized Officer and Principal
                                        Financial and Accounting Officer)

                                  EXHIBIT INDEX

                 EXHIBIT
                 NUMBER                              EXHIBIT
                 -------                             -------
                   3.1           Amended and Restated Certificate of Incorporation (2)
                   3.2           Amended and Restated By-Laws (2)
                   4.1           Specimen certificate representing shares of common stock (1)
                   4.2           Warrant to purchase Series A Convertible Preferred Stock dated as of August 12,
                                 1998 held by Comdisco, Inc. (automatically converted into a Warrant to purchase
                                 Common Stock upon the consummation of the Registrant's initial public offering) (1)
                   4.3           Warrant to purchase Common Stock dated as of August 12, 1998 held by Gregory
                                 Stento, reissued as of July 31, 2000
                   4.4           Warrant to purchase Common Stock dated as of May 13, 1997 (1)
                   10.1          Employee Stock Purchase Plan
                   10.2          Acquisition and Construction Loan Agreement dated as of July 11, 2000 between 830
                                 Winter Street LLC and Anglo Irish Bank Corporation plc and related Loan and
                                 Security Agreements (3)
                   10.3          Guaranty of Costs and Completion dated as of July 11, 2000 (3)
                   10.4          Guaranty of Non-Recourse Exceptions dated as of July 11, 2000 (3)
                   10.5          Environmental Compliance and Indemnity Agreement dated as of July 11, 2000 executed by 830 Winter Street LLC and the Registrant (3)
                   10.6          Lease Agreement dated as of July 11, 2000 between 830 Winter Street LLC, as landlord, and the Registrant, as tenant (3)
                   10.7          Amendment No. 4 dated as of September 1, 2000 to Amended and Restated Stockholders
                                 Agreement dated as of April 30, 1998 by and among the Registrant and certain stockholders referred to therein, as amended
                   10.8          Amendment No. 1 to Amended and Restated Binding Agreement in Principle effective as of March 8, 1999 by and between the Registrant and Amgen Inc.
                  10.9+          Amendment No. 1 dated as of August 25, 2000 to License Agreement dated as of April
                                 15, 1999 between Pharmaceutical Applications Associates LLC, C. Donald Williams,
                                 M.D., C.G.P., Robert Murdock, R.Ph. and the Registrant
                    27           Financial Data Schedule

----------------

+ Confidential treatment requested as to certain portion of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

(1) Incorporated by reference to Registration Statement on Form S-1 (Registration No. 333-96351) initially filed with the Securities and Exchange Commission on February 8, 2000 and declared effective on April 26, 2000.

(2) Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 filed with the Securities and Exchange Commission on June 7, 2000.

(3) Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 filed with the Securities and Exchange Commission on August 14, 2000.