Form 10-K405
period 2000-12-31
PRAECIS PHARMACEUTICALS INC
filed 2001-03-29
CIK 1033025

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

(MARK ONE)

   /X/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                        COMMISSION FILE NUMBER 000-30289
                            ------------------------

                      PRAECIS PHARMACEUTICALS INCORPORATED

             (Exact name of registrant as specified in its charter)

                   DELAWARE                                        04-3200305
       (State or other jurisdiction of                (I.R.S. Employer Identification No.)
        incorporation or organization)

ONE HAMPSHIRE STREET, CAMBRIDGE, MASSACHUSETTS                     02139-1572
   (Address of principal executive offices)                        (Zip code)

                                 (617) 494-8400
              (Registrant's telephone number, including area code)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                      None
                                  -----------
                                (Title of Class)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                     Common Stock, par value $.01 per share
                      -----------------------------------
                                (Title of Class)

                        Preferred Stock Purchase Rights
                          ----------------------------
                                (Title of Class)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    The aggregate market value of voting and non-voting stock held by non-affiliates of the registrant, based upon the last sale price of the common stock, par value $.01 per share, reported on the Nasdaq National Market on March 26, 2001, was $1,001,569,635.

    The number of shares of common stock, par value $.01 per share, outstanding as of March 26, 2001 was 50,771,815.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Specified portions of the definitive Proxy Statement with respect to the registrant's 2001 Annual Meeting of Stockholders to be filed by the registrant with the Securities and Exchange Commission are incorporated by reference into
Part III of this Report on Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                     FACTORS THAT MAY AFFECT FUTURE RESULTS

    The Company's prospects are subject to certain uncertainties and risks. This Annual Report on Form 10-K also contains certain forward-looking statements within the meaning of the federal securities laws. The Company's future results may differ materially from its current results and actual results could differ materially from those projected in the forward-looking statements as a result of certain risk factors. READERS SHOULD PAY PARTICULAR ATTENTION TO THE CONSIDERATIONS DESCRIBED IN THE SECTION OF THIS REPORT ENTITLED "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--RISK FACTORS THAT MAY AFFECT FUTURE RESULTS." Readers should also carefully review the risk factors described in the other documents the Company files from time to time with the Securities and Exchange Commission.

                      PRAECIS PHARMACEUTICALS INCORPORATED
                           ANNUAL REPORT ON FORM 10-K

                               TABLE OF CONTENTS

                                                                          PAGE
                                                                        --------
                                     PART I
Item 1.   Business....................................................      1
Item 2.   Properties..................................................     19
Item 3.   Legal Proceedings...........................................     20
Item 4.   Submission of Matters to a Vote of Security Holders.........     20

                                    PART II
Item 5.   Market for Registrant's Common Equity and Related
            Stockholder Matters.......................................     21
Item 6.   Selected Financial Data.....................................     22
Item 7.   Management's Discussion and Analysis of Financial Condition
            and
            Results of Operations.....................................     23
Item 7A.  Quantitative and Qualitative Disclosures About Market
            Risk......................................................     39
Item 8.   Financial Statements and Supplementary Data.................     40
Item 9.   Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure..................................     40

                                    PART III
Item 10.  Directors and Executive Officers of the Registrant..........     41
Item 11.  Executive Compensation......................................     41
Item 12.  Security Ownership of Certain Beneficial Owners and
            Management................................................     41
Item 13.  Certain Relationships and Related Transactions..............     41

                                    PART IV
Item 14.  Exhibits, Financial Statement Schedules and Reports on Form
            8-K.......................................................     42

          Signatures..................................................     45

          Index to Financial Statements...............................    F-1

                                     PART I

ITEM 1. BUSINESS.

OVERVIEW

    PRAECIS PHARMACEUTICALS INCORPORATED, a Delaware corporation incorporated in 1993, is a drug discovery and development company with a lead product, abarelix depot, for the treatment of prostate cancer. In December 2000, we submitted to the FDA a new drug application, or NDA, for abarelix depot for the treatment of prostate cancer. The FDA has informed us that it has accepted and filed our NDA and that it has granted the filing priority review. We intend to commercialize abarelix depot globally with our collaborators, Amgen Inc. and Sanofi-Synthelabo S.A. We believe that abarelix depot, formulated in our proprietary drug delivery system known as Rel-Ease, which allows abarelix to be administered once every four weeks, works in a unique way that will allow this drug to compete successfully in the worldwide market for hormonal prostate cancer drugs. According to IMS Health's Global Services' Midas database, this market was approximately $2.6 billion in 1999.

    We are also developing abarelix depot for the treatment of women with diseases that respond to a reduction of the female hormone estrogen, such as endometriosis. We believe that patients suffering from endometriosis are largely untreated and that abarelix depot will fulfill a significant unmet need. Endometriosis is a painful, long-lasting condition affecting an estimated
5.5 million females in the United States and Canada. A phase II/III clinical study of abarelix depot for the treatment of endometriosis is ongoing. Patient enrollment is complete in this study, with 365 patients enrolled. We have completed an interim analysis of the study results and have submitted this analysis to the FDA for review. The timing of the next pivotal trial of abarelix for the treatment of endometriosis will be determined following meetings with the FDA.

    We are also developing Apan, our drug candidate for the treatment of Alzheimer's disease, which affects more than four million Americans. Apan treats what we and others believe to be the underlying cause of Alzheimer's disease, rather than the symptoms. We have demonstrated in preclinical studies that Apan is able to mobilize beta-amyloid in the brains of transgenic mice, and, based on these studies, we believe that Apan may be facilitating the clearance of beta-amyloid. In December 2000, we submitted to the FDA an investigational new drug application, or IND, for Apan and we began clinical trials during March 2001.

    Given the significant clinical and market opportunity in treating back pain, we licensed Latranal, a proprietary topical composition that we are developing for the relief of localized muscle, tendon or neuropathic related pain, and in particular, chronic back pain. In January 2001, we initiated a phase II clinical study of Latranal. We intend to enroll 300 patients suffering from chronic back pain in this randomized, placebo controlled study and expect to have interim results of the study during the third quarter of 2001.

    Our proprietary drug discovery technology called Ligand Evolution to Active Pharmaceuticals, or LEAP, has been valuable in the development of our pipeline of product candidates. Because LEAP technology uses biological molecules as ligands, we believe it can be used to develop new drugs against virtually any disease target. LEAP was instrumental in the development of abarelix and Apan, and we are using it against targets in other disease areas, including oncology and inflammation. We also believe LEAP provides us with an opportunity to exploit the potential for drug discovery presented by new drug targets coming out of the Human Genome Project, a government sponsored, multi-institutional effort to determine the entire sequence of the DNA of human genes. We are collaborating with Human Genome Sciences, Inc. to use LEAP to discover, develop and commercialize compounds targeted to proprietary proteins that they have identified that are encoded in the genome. The first of these targets is CCR5, a human protein the HIV virus uses to enter human cells.

    As noted above, our technology platform also includes Rel-Ease. We have demonstrated that Rel-Ease is useful for producing abarelix and other compounds in sustained release formulations. We hold a patent that covers the general application of this technology for a broad range of drugs. We intend to use our Rel-Ease technology to create improved formulations and produce sustained release formulations of approved drugs, as well as to formulate drugs we discover and develop using our LEAP technology.

RECENT DEVELOPMENTS

    On February 21, 2001, we completed a follow-on public offering in which we sold 6,500,000 shares of common stock at a price of $24.5625 per share, raising a total of approximately $150.5 million in net proceeds after payment of underwriting discounts and commissions and estimated offering expenses. On February 23, 2001, the underwriters of our follow-on offering exercised their right to purchase additional shares of common stock to cover over-allotments. Accordingly, on February 27, 2001, we sold an additional 1,087,500 shares of common stock at a price of $24.5625 per share, resulting in approximately an additional $25.3 million in net proceeds after payment of underwriting discounts and commissions. Thus, we sold a total of 7,587,500 shares of common stock in our follow-on public offering for a total of approximately $175.8 million, net of underwriting discounts and commissions and estimated offering expenses.

    We expect to use the net proceeds of the offering for clinical trials of abarelix and other product candidates, preclinical testing and expansion of research and development initiatives, sales and marketing expenses, production of abarelix drug products, completion of our new facility and for general corporate purposes. In addition, we may use a portion of the net proceeds for potential acquisitions of complementary businesses, products or technologies. As part of the public offering, one of our stockholders sold 750,000 shares of common stock. We did not receive any of the proceeds from the sale of shares by the selling stockholder.

PRODUCT PIPELINE

    We focus our drug development efforts on conditions or diseases where there are significant unmet needs creating a potential for large product revenues. We have four programs that have moved beyond the research phase into clinical testing, as well as various research and preclinical programs. We have outlined our clinical programs and five of our programs in the research or preclinical development stage, along with the clinical indications they address, in the following table:


                                                                     CORPORATE
PRODUCT CANDIDATES     DISEASE                STATUS                 COLLABORATORS
---------------------  ---------------------  ---------------------  ---------------------
Abarelix Depot         Hormonally Responsive  NDA Submitted          Amgen; Sanofi-
                       Prostate Cancer                               Synthelabo

Abarelix Depot         Endometriosis          Phase II/III           Amgen; Sanofi-
                                                                     Synthelabo

Latranal               Chronic Back Pain      Phase II               --

Apan                   Alzheimer's Disease    Phase I                --

Apan-CH                Alzheimer's Disease    Research/Preclinical   --

CCR5 Antagonist        AIDS                   Research/Preclinical   Human Genome
                                                                     Sciences*

PPI 3088               Inflammation           Research/Preclinical   --

Androgen Receptor      Hormone-Independent    Research/Preclinical   --
Antagonist             Prostate Cancer

Endometriosis          Endometriosis          Research/Preclinical   --
Diagnostic
------------------------------------------------------------------------------------------
* Subject to GlaxoSmithKline option, if exercised, to assume development and commercialization with Human Genome Sciences, Inc.

  ABARELIX PROGRAM

    Abarelix has potential use in treating diseases that respond to the reduction of testosterone, a male hormone, and estrogen, a female hormone. Examples of these diseases include prostate cancer, endometriosis, uterine fibroids, breast cancer, benign prostatic hypertrophy, polycystic ovarian disease, infertility and precocious puberty. Treatments that reduce testosterone or estrogen through the use of drugs, known as hormonal therapy, result in a therapeutic benefit to the patient suffering from these diseases.

    Currently available hormonal therapies act by overstimulating the GnRH receptor, located on the pituitary gland, a small gland in the center of the brain. Overstimulation of the pituitary GnRH receptor causes the GnRH receptor to completely shut down after approximately three weeks. However, this overstimulation leads to increased production of the hormones luteinizing hormone, or LH, and follicle stimulating hormone, or FSH. The increased levels of LH cause an initial surge of testosterone from the testes in males and a surge of estrogen from the ovaries in females. The temporary surge in hormone levels may result in a worsening, or flare, of the disease for which the patient takes the therapy. Only after several weeks following administration of these hormonal therapies does the GnRH receptor shut down and the desired reduction of hormonal levels occur. With continued treatment with currently available hormonal therapies, testosterone levels and LH levels remain lowered while FSH levels return to pretreatment levels. The role of FSH in prostate cancer is not fully understood. Recent scientific studies suggest that FSH may play a role in stimulating prostate cancer cell growth. Due to the testosterone surge, current hormonal therapies, such as Lupron Depot, marketed by TAP Pharmaceuticals Inc., and Zoladex, marketed by AstraZeneca Pharmaceuticals, have precautionary labeling about the hormone-induced flare. The FDA mandates this precautionary labeling, and the drug labels and packaging for these currently available drugs must prominently include the precautionary labeling to protect patients and avoid the use of the drugs in patients who are at risk for developing life-threatening conditions as a result of the disease flare.

    In contrast, abarelix has a blocking, or antagonist, effect on the GnRH receptor. Abarelix rapidly shuts off the production of LH and FSH and, consequently, rapidly reduces the patient's levels of testosterone or estrogen. With abarelix, unlike commercially available hormonal therapies, there is no increase in hormonal levels before achieving the desired hormone level reduction. Furthermore, FSH levels remain lowered over time with continued treatment with abarelix further distinguishing it from currently available hormonal therapies. Results of our prostate cancer and endometriosis clinical trials demonstrate that abarelix rapidly inhibits hormone production without the initial surge in hormone levels.

    Our most advanced programs involve the development of abarelix depot for the treatment of diseases exacerbated by testosterone in men or estrogen in women. We believe abarelix depot represents the first commercially viable sustained release formulation of an important class of compounds known as GnRH antagonists.

    ABARELIX DEPOT--PROSTATE CANCER

    BACKGROUND. Prostate cancer is one of the most commonly diagnosed cancers in men. The American Cancer Society estimates that approximately 198,000 new diagnoses of, and 32,000 deaths from, prostate cancer will occur in the United States in 2001. In nearly all newly diagnosed prostate cancer patients, the cancerous cells require androgens, including testosterone and its derivatives, for growth. Androgens stimulate the growth of the cancerous cells. Since androgens stimulate the growth of the cancerous cells, this stage of prostate cancer is commonly referred to as hormonally responsive prostate cancer. Approximately 40% of newly diagnosed patients have prostate cancer that has spread beyond the prostate gland, referred to as non-localized prostate cancer. Patients at this stage generally receive long-term hormonal therapy. The goal of this therapy is to reduce testosterone to low levels, leading to inhibition of prostate cancer cell growth. The remaining 60% of patients, whose prostate cancer is localized and generally hormone-responsive, are increasingly receiving hormonal therapy in addition to other therapies, such as radiation therapy, including radioactive seed implantation to the prostate gland. The worldwide market for hormonal prostate cancer drugs was approximately $2.6 billion in 1999, according to the IMS Health's Global Services' Midas database.

    To date, we have focused primarily on the development of abarelix depot as a treatment for hormonally responsive prostate cancer. Abarelix depot is a sustained release formulation of abarelix that enables abarelix to be administered once every four weeks following the first four weeks of administration, during which time an additional injection is given on day 15. Our pivotal phase III studies demonstrate that abarelix depot reduces the time required to achieve therapeutically low testosterone levels without the testosterone surge and the resulting symptoms. Abarelix depot, if approved for marketing, will be the first commercially available GnRH antagonist in a sustained delivery formulation for the acute and chronic management of patients with prostate cancer.

    The surge of testosterone associated with available hormonal therapies may last as long as three weeks before the intended medical effect of reduced testosterone levels takes place. In an attempt to mitigate the flare, many practicing physicians prescribe additional drugs, known as anti-androgens. Anti-androgens, such as Casodex, marketed by AstraZeneca Pharmaceuticals, are oral drugs given one-to-three times a day. Anti-androgens function by interfering with the effect of testosterone at the cellular level but do not reduce circulating testosterone levels or the initial surge in hormone levels associated with currently available hormonal therapies. This additional therapy may be only partially effective in reducing some of the undesirable effects of the flare. In addition, anti-androgen therapy may cause various side effects, including liver damage, breast enlargement, lung dysfunction and gastrointestinal distress. Finally, Medicare generally does not reimburse the costs of anti-androgens. This means that many patients may not receive the potential benefit of anti-androgens.

    In our pivotal phase III safety and efficacy studies of over 500 patients, none of the patients treated with abarelix depot experienced a testosterone surge. In contrast, more than 80% of patients treated with Lupron Depot alone or in combination with Casodex experienced a sustained testosterone surge. A major reason for using anti-androgens in clinical practice is to mitigate the surge and avoid the subsequent flare. We believe that the results of our clinical studies may lessen the perceived need to use anti-androgens because the use of abarelix depot alone avoids the surge.

    Some patients with advanced-stage hormonally responsive prostate cancer are at higher risk of serious harm resulting from the testosterone surge. Based upon our studies, these patients constitute approximately 15% of all non-localized prostate cancer patients. In these patients, the testosterone surge may lead to urinary blockage, worsening pain, kidney failure, paralysis and nerve damage due to spinal cord compression, and even death. FDA mandated drug product labels specifically warn against the use of available hormonal therapy in patients with the potential for developing worsening neuropathic function, including paralysis, due to spinal metastases, worsening of kidney and urinary function, and worsening of bone pain due to secondary bone metastases. In these cases, patients may require immediate surgical removal of the testes to both rapidly reduce testosterone levels and avoid the testosterone surge. Based upon our analysis of our clinical studies, we believe that abarelix depot may have the potential to provide a non-surgical alternative for these patients. A significant portion of patients who do not have confirmed spinal tumors are still at risk for developing life-threatening conditions as a result of the disease flare. We believe that both physicians and patients will prefer a treatment option that eliminates the potential risks of a clinical flare response.

    ABARELIX DEPOT--PROSTATE CANCER CLINICAL STUDIES. We submitted to the FDA an NDA comprised of comprehensive safety and efficacy data in December 2000 to support marketing approval of abarelix depot for the treatment of prostate cancer. Our submission included data from two pivotal phase III safety and efficacy studies for the treatment of hormonally responsive prostate cancer, one pivotal phase III safety study, an ongoing phase II/III study in advanced metastatic prostate cancer patients, as well as previously completed phase I and phase I/II studies. In January 2001, the FDA informed us that it had accepted and filed the NDA and had granted the filing priority review. This is a classification applied to a product that, if approved, would in the FDA's judgment represent a significant improvement compared to currently marketed products, and means that the FDA is committed to complete its review of the NDA within six months of the submission, which would be June 12, 2001. During the review period, the FDA may ask for additional information that could extend its review beyond June 12, 2001. Following completion of its review, the FDA will inform us whether or not the drug is approved for marketing, and if not, what additional steps are necessary for its approval.

    In November 1999, we completed two pivotal phase III clinical trials of abarelix depot for the treatment of hormonally responsive prostate cancer. The first phase III clinical trial was a 269 patient study comparing abarelix depot to Lupron Depot. This study compared the safety of both drugs and the ability of both drugs to reduce testosterone levels. The second phase III clinical trial was a 251 patient study comparing the safety and efficacy of abarelix depot to the combination therapy of Lupron Depot plus Casodex.

    In addition to well-defined safety parameters, these studies had three prospectively defined primary endpoints:

    - the demonstration of the benefit of abarelix depot compared to Lupron Depot and Lupron Depot plus Casodex in avoiding or eliminating the testosterone surge;

    - the demonstration of the benefit of abarelix depot compared to Lupron Depot and Lupron Depot plus Casodex in rapidly achieving therapeutically low testosterone levels, based on a measurement of testosterone levels on the eighth day following treatment; and

    - the demonstration of the similarities of abarelix depot to Lupron Depot and Lupron Depot plus Casodex in achieving and maintaining therapeutically low testosterone levels through 85 days of treatment.

    To demonstrate the benefit of abarelix depot compared to Lupron Depot and Lupron Depot plus Casodex in avoiding or eliminating the testosterone surge, we measured testosterone levels prior to and throughout the first week of treatment. In our clinical studies, we define testosterone surge as a 10% or greater increase in testosterone levels above pre-treatment levels. None of the abarelix depot treated patients demonstrated a testosterone surge based on two measurements during the first week of treatment. In contrast, more than 80% of patients treated with Lupron Depot and Lupron Depot plus Casodex experienced elevations in testosterone levels greater than 10% above baseline.

    To demonstrate the benefit of abarelix depot compared to Lupron Depot and Lupron Depot plus Casodex in rapidly achieving therapeutically low testosterone levels, we measured testosterone levels on the eighth day of treatment. We observed that approximately 70% of the abarelix depot treated patients achieved therapeutically low testosterone levels by the eighth day of treatment. In contrast, none of the patients treated with either Lupron Depot or Lupron Depot plus Casodex had achieved therapeutically low testosterone levels on the eighth day. To demonstrate the similarity of abarelix depot to Lupron Depot and Lupron Depot plus Casodex in achieving and maintaining therapeutically low testosterone levels through 85 days of treatment, we measured serum testosterone levels frequently throughout the 85 days of treatment. We observed that greater than 90% of the patients, regardless of the treatment that we administered, were able to achieve and maintain therapeutically low testosterone levels from day 29 through day 85.

    From a safety perspective, patients have tolerated treatment with abarelix depot well to date. We observed some adverse reactions in patients during our abarelix depot studies, including allergic reactions and temporary and reversible elevation of some liver enzymes. We expected these reactions and observed them with similar frequency in patients taking Lupron Depot and Lupron Depot plus Casodex in our clinical studies.

    We believe that the collective data from all of our clinical studies supports the primary endpoints we summarized above. In addition, we believe that these findings will result in product labeling that is consistent with the absence of an initial testosterone surge.

    In further support of the safety of abarelix depot, we and our corporate collaborator, Amgen, conducted a separate pivotal phase III safety study comparing abarelix depot to Lupron Depot in 582 patients. The primary objective of this study was to gain more patient exposure to confirm the safety of abarelix over a six-month course of therapy. The results of this safety study are consistent with previous studies and will supplement existing patient drug exposure data. We included these results in our NDA.

    In addition, we are testing abarelix depot in an ongoing phase II/III clinical trial to evaluate its use in patients with advanced prostate cancer where the use of current hormonal therapies could result in a life-threatening disease flare. The goal of this study is to demonstrate that abarelix depot provides a medical alternative to immediate surgical removal of the testes for this high risk population. We have been monitoring these patients' prostate specific antigen, or PSA, levels as part of our evaluation. PSA is a widely used screen for identification of patients with prostate cancer. Although the FDA does not accept PSA levels for its approval purposes, physicians monitor a patient's progress based on PSA levels over time. We observed an immediate decrease in median PSA levels in patients with advanced prostate cancer that we treated with abarelix depot. In addition, many of these patients required fewer narcotic analgesics, their kidney function improved and their bone scans revealed a reduction in cancerous lesions.

    Our corporate collaborator Sanofi-Synthelabo is conducting a 176 person study in Europe comparing the safety and efficacy of abarelix depot to Zoladex plus Casodex. Based on our initial analysis, we believe the results of this study are consistent with the safety and efficacy results we observed in our two pivotal phase III studies described above.

    We also included supporting data from earlier abarelix depot clinical trials in our NDA, including a three-month, 263 patient phase I/II clinical study of abarelix depot for the treatment of hormonally responsive prostate cancer, completed in June 1999, and a 36 patient phase I/II clinical trial of abarelix in patients with locally confined prostate cancer prior to radiation therapy or surgical removal of the prostate, completed in December 1998.

    ABARELIX DEPOT--ENDOMETRIOSIS

    BACKGROUND. We also are developing abarelix depot for the treatment of endometriosis. We believe that abarelix depot, if it receives FDA approval for marketing, will be the first commercially available GnRH antagonist in a sustained delivery formulation for the rapid and sustained reduction of pain associated with endometriosis through estrogen suppression. We have fully enrolled 365 patients in a phase II/III study that compares the safety and efficacy of abarelix depot to Lupron Depot with respect to the ability to provide pain relief. We are also confirming the ability of abarelix depot to rapidly suppress estrogen, which we initially demonstrated in our phase I/II study. The phase II/III study includes a 24-week treatment period and a 12-month follow-up period. We have completed an interim analysis of the study results and have submitted this analysis to the FDA for review. The timing of the next pivotal trial of abarelix for the treatment of endometriosis will be determined following meetings with the FDA.

    Endometriosis is a condition where endometrial tissue grows beyond the uterine lining, most often on the surfaces of organs in the pelvic cavity. Endometrial tissues, regardless of location in the body, respond to the normal menstrual cycling of women. When the location of the endometrial tissue prevents the appropriate sloughing of tissue that normally occurs during menstruation, inflammation, gastrointestinal symptoms and internal scarring occurs. This causes, among other things, pain, fatigue, heavy menstrual bleeding, painful sexual intercourse and infertility. On rare occasions, these displaced endometrial tissues may even cause bleeding in distant organs, such as the lungs. Each year, approximately 300,000 females are diagnosed with endometriosis in the United States, while an estimated 5.5 million females in the United States and Canada suffer from endometriosis. As a result of increased awareness of female health, we believe that the number of patients diagnosed with and treated for endometriosis will increase.

    Existing treatments for endometriosis include the use of pain management medications, birth control pills and hormonal therapies, of which Lupron Depot and Zoladex are the most commonly used. The use of current hormonal therapies to suppress estrogen production causes an initial estrogen surge in women. Lupron Depot, Zoladex and other drugs that act in a similar way include FDA mandated drug product labels warning against the adverse effects associated with an estrogen surge. These labels can include warnings for the worsening in the signs and symptoms of endometriosis, which include pain, cramping and excessive bleeding, the risk of tumor flare in breast cancer and the development of ovarian cysts. Our initial studies show that abarelix depot causes a more rapid reduction of estrogen levels and associated relief of menstrual-related pain compared to Lupron Depot. In addition, there is no estrogen surge associated with the use of abarelix.

    ABARELIX DEPOT--ENDOMETRIOSIS CLINICAL STUDIES. To date, we have completed a phase I/II study of 40 women with confirmed endometriosis using abarelix depot, and patient enrollment is complete in a 365 patient, phase II/III study. In these studies, we administered an injection of abarelix depot once every four weeks. In the phase I/II study, we compared various doses of abarelix depot to the standard dose of Lupron Depot. Patients receiving Lupron Depot therapy experienced estrogen surges that required several weeks to reach therapeutically low levels, while patients treated with abarelix depot experienced a rapid reduction of estrogen levels without the initial surge. Furthermore, patients receiving Lupron Depot therapy had more frequent episodes of endometriosis-associated menstrual pain during the first month of treatment compared to patients receiving abarelix depot. Patients have tolerated treatment with abarelix depot well in these studies.

    To date, the safety profile for abarelix depot for the treatment of endometriosis is consistent with the safety profile that we have observed in the clinical studies of abarelix depot for the treatment of prostate cancer described above. As expected, we observed some adverse reactions in patients during our studies of abarelix depot and Lupron Depot, including temporary and reversible irritation at the injection site and temporary and reversible elevation of some liver enzymes. In addition, the use of hormonal therapies that lower estrogen levels, including abarelix depot, can result in bone mineral density loss.

    ADDITIONAL INDICATIONS FOR ABARELIX

    We believe that abarelix can treat other diseases where hormone reduction is a goal of therapy, including benign prostatic hypertrophy, breast cancer and uterine fibroids. We have not yet begun clinical trials of abarelix for these diseases.

    An estimated ten million men over the age of 50 in the United States have benign prostatic hypertrophy, symptoms of which include impaired urinary flow and, in the most severe cases, urinary retention. These symptoms are in part related to the fact that the prostate gland continues to enlarge with age. We believe that approximately 25% of patients with this disease could benefit from a reduction in the size of the prostate gland. Based on data from our phase II clinical trial of abarelix, in which urinary problems in prostate cancer patients were assessed, we believe that abarelix may be useful in treating urinary symptoms associated with diseases of the prostate gland.

    The American Cancer Society estimates that there will be approximately 192,200 newly diagnosed cases of, and 40,200 deaths from, invasive female breast cancer in the United States in 2001. Approximately one-third of all newly diagnosed patients are pre-menopausal, and in many of these cases, estrogen stimulates the growth of the breast cancer. Studies of patients taking current hormonal therapies, such as Zoladex, suggest that these therapies are beneficial due to their ability to suppress estrogen. The FDA has approved the marketing of Zoladex for this use. We believe abarelix has the potential to treat female breast cancer and reduce estrogen levels rapidly and without an estrogen surge.

    Other conditions in which hormone reduction is an accepted goal of therapy include uterine fibroids, polycystic ovarian disease, infertility and precocious puberty. Approximately ten million women in the United States suffer from uterine fibroids, which are benign enlargements of the uterus. In addition, an estimated three million women in the United States suffer from polycystic ovarian disease, a disease characterized by excessive hormonal production caused by ovarian cysts.

  LATRANAL

    We are developing Latranal, a drug formulation applied to the skin over an area of localized muscle, tendon or neuropathic-related pain for pain relief. We are evaluating the use of Latranal to treat chronic back pain in our ongoing phase II clinical studies. Pain, whether associated with injury, illnesses or the general aging process, remains one of the most serious and poorly treated afflictions.

Worldwide, consumers spend approximately $9.5 billion annually on all medications for pain management. The cost of pain-related issues to society is significant. For example, in the United States, back pain is a leading cause of lost work days. The needs of pain sufferers, especially those suffering from chronic pain conditions, are generally poorly met. We estimate that there are several million individuals suffering from chronic pain in the United States, Europe and Japan who are experiencing minimal to no relief from currently available treatment options, including prescription pain medications.

    Latranal is a proprietary topical formulation made from two generically available compounds. Both of these compounds have been in use as oral formulations for extended periods of time and have demonstrated acceptable safety profiles for their intended uses. One of these compounds affects nerve action and the other has muscle relaxant properties. Through a license from Pharmaceutical Applications Associates, we obtained rights to the patents filed on this drug formulation and its use as a treatment for pain. Pharmaceutical Applications Associates discovered that the combination of these two compounds, when applied to the skin, may result in localized pain relief. To date, the clinical observations by Pharmaceutical Applications Associates of over 100 patients suggest that relief of localized muscle, tendon or neuropathic-related pain can occur with the use of this drug combination.

    We completed a phase Ia and phase Ib safety study of Latranal with 42 healthy volunteers in August 2000. We observed no serious side effects due to the drug in these studies. We initiated a phase II safety and efficacy study and began dosing patients with Latranal in this randomized, placebo controlled study in January 2001. We intend to enroll 300 patients in this study who are suffering from chronic back pain not related to disc disease and expect to have interim results during the third quarter of 2001.

  APAN

    We are developing Apan for the treatment of Alzheimer's disease. Alzheimer's disease affects an estimated four million people in the United States, according to a 1998 report issued by the National Institute of Aging. According to the Alzheimer's Association, Alzheimer's disease is expected to become increasingly prevalent as the population ages. Current therapies provide temporary relief for some of the symptoms of Alzheimer's disease but do not affect the progression of the disease itself.

    A hallmark of Alzheimer's disease is the accumulation of plaque-like deposits in brain tissue. A major component of this plaque is a small peptide called beta-amyloid. Over the past several years, a large body of clinical, biochemical and genetic evidence has emerged suggesting that the aggregation of beta-amyloid peptide is the underlying cause of Alzheimer's disease. This body of evidence has led to the widely held theory that when single beta-amyloid molecules aggregate they become toxic to nerve cells, and that this toxicity leads to the development and progression of Alzheimer's disease. We used our LEAP technology to select Apan to interfere with this aggregation process.

    We have shown that Apan specifically inhibits the aggregation of beta-amyloid and prevents the associated nerve cell toxicity in preclinical experiments. In addition, we have shown in rats and mice that Apan reaches the brain in quantities that we believe are sufficient to block the aggregation of beta-amyloid molecules and alter the course of the disease. Recent studies in transgenic mice that develop human Alzheimer's disease plaques in their brains suggest that Apan can mobilize beta-amyloid. Alzheimer's disease, and the associated accumulation of beta-amyloid in the brain, is often thought of as a defect in the ability to clear beta-amyloid from the brain to the cerebro-spinal fluid, or CSF. Both humans and transgenic mice with Alzheimer's disease plaques show increased levels of beta-amyloid in the brain and decreased levels in the CSF as the disease progresses. In contrast, transgenic mice treated with Apan show significant increases in beta-amyloid levels in the CSF, indicating that Apan is able to mobilize beta-amyloid in the brain and may be facilitating its clearance.

    We have completed preliminary good laboratory practice toxicology studies of Apan and submitted our IND in December 2000. In March 2001, we began dosing patients in a normal volunteer, phase I clinical trial of Apan. In this trial, we will evaluate the safety and pharmacokinetics of Apan in up to 40 healthy volunteers.

  APAN-CH

    While our preclinical studies show that Apan can mobilize beta-amyloid and potentially prevent its initial accumulation in the brain, we are also pursuing a complementary therapeutic strategy that attempts to remove existing plaque from the Alzheimer's disease-affected brain. Recent published studies show that stimulating an autoimmune response to beta-amyloid through vaccination of transgenic mice can effect the removal of Alzheimer's disease plaques from the brains of these mice. These studies indicate that cells of the immune system can function to take up and remove plaques in the brain. Using natural peptide ligands that bind to Alzheimer's disease plaques, we have created proprietary fusion proteins between these ligands and sequences from proteins of the immune system. We have shown that these fusion proteins, that we refer to as Apan-CH, bind to Alzheimer's disease plaques with high specificity and affinity. Studies are ongoing to determine if Apan-CH plays a role in the removal of Alzheimer's disease plaques.

  CCR5 ANTAGONIST

    Recent studies identified groups of individuals who are resistant to HIV infection despite multiple exposures to the AIDS virus. Genetic characterization of these individuals revealed that they have mutations in the CCR5 gene which prevents the expression of the functional CCR5 protein, yet they remain healthy. The HIV virus uses the CCR5 protein as a point of entry into T cells, which are a part of the human immune system. Taken together, these studies identify CCR5 as an ideal drug target for AIDS therapy, as CCR5 is necessary for HIV infection, but appears not to be required for human health. Through our collaboration with Human Genome Sciences, we have licensed certain rights to CCR5 as a disease target. Using our LEAP technology, we have discovered potent ligands against CCR5 that may act as inhibitors of HIV entry into T cells.

  PPI 3088

    Nuclear Factor-kB, or NF-kB, is an inducible transcription factor identified as a central mediator of inflammation in a number of diseases, including rheumatoid arthritis, inflammatory bowel disease and lupus. NF-kB receives signals from sources outside the cell such as viral and bacterial infection, tumor necrosis factor, or TNF, interleukin-L, or IL-1, oxidative stress and other forms of tissue damage. When it receives these signals, NF-kB activates an inflammatory cascade that leads to tissue damage and disease progression. We have identified peptides that have been shown in laboratory experiments to penetrate cells and inhibit NF-kB, thereby arresting inflammation in several animal disease models. We believe that one or more of these peptides may be superior to other anti-inflammatory molecules because in laboratory experiments they suppress the entire inflammatory cascade rather than just targeting single inflammatory molecules, such as TNF or IL-1, as some existing drugs do.

  ANDROGEN RECEPTOR ANTAGONIST

    Because testosterone and other hormones are growth factors for prostate cancer cells, hormone-lowering therapy is a safe and effective treatment for patients with hormone-dependent prostate cancer. However, a significant number of patients eventually progress to a condition known as hormone-independent prostate cancer, where the prostate cancer cells no longer need testosterone and other hormones to grow and, as a consequence, hormone-lowering therapies are ineffective. Genetic studies in these patients reveal that most of them have accumulated mutations in the gene encoding the Androgen Receptor, or AR, allowing it to function in the absence of testosterone and indicating that the AR is central to the growth of prostate cancer cells. Using our LEAP technology, we have discovered ligands that bind to the AR and prevent it from functioning, providing the basis for new drugs to treat hormone-independent prostate cancer. If successful, the use of these drugs could be expanded to treat prostate cancer at all stages.

  ENDOMETRIOSIS DIAGNOSTIC

    Considering that an estimated 5.5 million females in the United States and Canada suffer from endometriosis, and that only approximately 300,000 females are actually diagnosed with the disease in the United States, we believe a diagnostic test is critical to better identify, assess and treat those who suffer from the disease. Currently, endometriosis is diagnosed by a relatively painful and expensive invasive procedure called laparoscopy. We are developing a simple, non-invasive endometriosis diagnostic test based on the immune response of disease sufferers. Significant differences in immune responses have been observed in women with endometriosis, and these differences are thought to be the underlying cause of the disease. Using the proteomics component of our LEAP technology, we are identifying proteins that underlie the differences in immune responses between diseased and non-diseased individuals. These proteins could prove useful to diagnose individuals with the disease and identify candidates for treatment with abarelix depot, as well as assisting in the further understanding of the disease process.

TECHNOLOGY

  LEAP

    Our proprietary method for discovering drugs is based on a unique system that combines the power and diversity of biological selection with the favorable drug-like properties added using medicinal chemistry. We call this process Ligand Evolution to Active Pharmaceuticals, or LEAP. We believe LEAP is superior to traditional methods of drug discovery that are limited by the number of compounds that the traditional methods can make and test mechanically. In a typical LEAP selection process, we can examine more than a trillion molecules in a few months. By contrast, conventional screening and medicinal chemistry permit the examination of fewer than one million molecules with equivalent resources and require more time.

    In the case of abarelix, LEAP allowed us to take a peptide ligand encoded in the human genome and convert that peptide into a drug. GnRH is a natural peptide ligand that binds to the GnRH receptor on the pituitary gland triggering the production of LH, which, in turn, triggers the production of testosterone. We used LEAP to evolve GnRH into abarelix, a drug that binds to the same receptor target, but blocks the production of LH.

    If a ligand from the human genome is not available, we can select one encoded in a synthetic gene library using a process we call biological evolution. This process involves the natural selection of the best ligand from a pool containing billions of natural peptides in a biological system. We can carry out this process in repeated cycles, selecting ligands based on their functions. We then modify the selected ligand using a unique process that we call chemical evolution. Chemical evolution is powerful because we can make pools of thousands of diverse molecules based on the structure of the selected ligand and composed of synthetic building blocks. We then select the best molecules from these pools and identify them through our unique application of the technology called mass spectrometry. These molecules can behave like drugs, because they bind to their target like natural peptides and have the characteristics of an effective drug.

  REL-EASE

    We can further enhance the clinical utility of our drug candidates by formulating the drugs with our proprietary sustained release technology, Rel-Ease. For example, using Rel-Ease technology, we are able to formulate abarelix in such a way that a physician only needs to administer it once every four weeks because Rel-Ease continuously releases the drug in the body over that period of time. In many cases, infrequent injections of a drug in a sustained release formulation are more desirable than oral administration due to patient compliance, convenience or reimbursement issues. We have formulated a variety of molecules with Rel-Ease technology and believe that Rel-Ease may be useful for formulating drug candidates we discover and develop using our LEAP technology.

    We believe we can also use Rel-Ease to produce improved formulations and create sustained release formulations of approved drugs. Many drugs that have been approved are not used widely because they require frequent injections to be effective. We believe Rel-Ease could transform drugs requiring multiple injections per day into drugs requiring dosing between once-a-week and once every four weeks, increasing the use and adding value to these drugs. In addition, because these drugs have already been approved for use in humans, the development hurdles for gaining market approval of improved and sustained release formulations may be lower.

  MASTRSCREEN

    MASTRscreen is our proprietary, rapid and efficient screening procedure that identifies and evaluates ligands for the most successful class of drug targets, known as G-protein coupled receptors. The GnRH receptor is a member of this class of receptors. We developed MASTRscreen in connection with our abarelix program, and it was instrumental in the selection of abarelix from pools of modified peptides. MASTRscreen is useful because of its sensitivity to low concentrations of screened material, easily measurable endpoints and adaptability to various screening systems.

  ALZHEIMER'S DISEASE DRUG TESTS

    Our proprietary procedures for testing beta-amyloid aggregation measure the aggregation of beta-amyloid and the ability of candidate molecules to prevent the aggregation process. We used these testing procedures in the identification of Apan. In addition, these testing procedures formed the basis of our collaboration with Boehringer Ingelheim International GmbH, which was aimed at developing orally administered drugs to treat Alzheimer's disease.

RESEARCH AND DEVELOPMENT

    As of December 31, 2000, we had a total of 93 employees dedicated to research and development for abarelix and our other product candidates. In 1998, we established the Provid Research division to further extend our drug development technologies. Our Provid Research division had 16 employees as of December 31, 2000. We are consolidating the Provid Research division with our Massachusetts operations when we move to our new corporate headquarters and research facility in the spring of 2001.

    We have spent substantial funds over the past three years to develop abarelix and our other potential drug candidates and expect to continue to do so in the future. We spent approximately $33.7 million in 1998, $48.8 million in 1999 and $85.9 million in 2000 on research and development activities.

CORPORATE COLLABORATIONS

  AMGEN INC.

    Effective March 1999, we entered into an agreement with Amgen for the research, development and commercialization of abarelix products in the United States, Canada, Japan and other countries that the Sanofi-Synthelabo collaboration does not cover. Under the terms of the Amgen agreement:

    - We could receive from Amgen up to $25.0 million in signing and performance-based payments. We have received $10.0 million to date, representing the minimum amount payable under the

      Amgen agreement. The remaining $15.0 million is payable upon FDA approval of an NDA relating to abarelix.

    - Amgen agreed to pay the first $175.0 million of all authorized costs and expenses associated with the research, development and commercialization of abarelix products in the United States. Amgen fulfilled this initial $175.0 million funding commitment during the third quarter of 2000. Following Amgen's completion of this funding, we became responsible for one-half of all subsequent United States research and development costs for abarelix products through the launch period. Additionally, we must reimburse Amgen for one-half of the costs associated with establishing a sales and marketing infrastructure for abarelix products in the United States. In general, we will receive a transfer price and royalty based upon an equal sharing of the resulting profits on sales of abarelix products in the United States.

    - All program expenses in Amgen's licensed territory outside the United States will be borne by Amgen, and we will receive a royalty on net sales of abarelix products in those territories.

    - Amgen will provide us with a line of credit not to exceed $150.0 million through 2002. Under the line of credit, subject to various conditions each year, we will be permitted to draw down a maximum of $75.0 million in 2001, and in 2002, the remaining balance of the line of credit available after all previous drawdowns. For each drawdown in 2002, we must demonstrate a cash flow need reasonably acceptable to Amgen and meet various other specified conditions, including conditions relating to the commercial sale of abarelix. The loan will be interest-bearing, secured by receivables relating to the abarelix products and must be repaid by 2008.

    Through December 31, 2000, we have recognized approximately $113.9 million of revenues under the Amgen agreement.

    We have granted Amgen exclusive manufacturing and commercialization rights for abarelix products for all indications in the licensed territories. During the second quarter of 2000, Amgen assumed manufacturing responsibility for abarelix products, with the exception of the depot formulation, pursuant to the terms of the Amgen agreement. Subject to the terms of the agreement, we have retained manufacturing responsibility for the depot formulation of abarelix. In addition, under the terms of the Amgen agreement, we transferred the final decision-making authority for the abarelix endometriosis indication to Amgen during the third quarter of 2000.

    Also, under our agreement with Amgen, Amgen has a right of first offer and last refusal as to any disposition by us to a third party of an interest in any product which is intended to be sold to urologists or gynecologists.

    The agreement terminates when the last patent right included in the abarelix technology expires. Following the expiration of the agreement, Amgen will have a fully paid, compensation free, perpetual, exclusive license under the abarelix technology to manufacture and commercialize the abarelix products resulting from the collaboration in the licensed territory. We or Amgen may terminate the agreement for material breach by the other. Amgen may also terminate the agreement on 90 days notice or if the results of any clinical trial of abarelix materially harms its commercial prospects. If Amgen terminates the agreement for material breach by us, then Amgen retains all licenses granted under the agreement, subject to continued payment to us of all costs and royalty payments due under the agreement.

  SANOFI-SYNTHELABO S.A.

    In May 1997, we entered into a license agreement with Sanofi-Synthelabo for the development and commercialization of abarelix products in specific territories including Europe, Latin America, the Middle East and various countries in Africa.

    Sanofi-Synthelabo agreed to pay us up to $64.6 million in signing and performance-based payments, approximately $5.0 million of the costs and expenses for the development in the United States of abarelix products for prostate cancer, and approximately 25% of all United States costs and expenses for the development of abarelix products for endometriosis and uterine fibroids and any other products approved by a joint development committee. If we choose to develop abarelix products for additional applications that the joint development committee does not approve, we must carry out development activities for those additional applications at our own expense. If the joint development committee subsequently approves the additional application that we are developing independently, we and Sanofi-Synthelabo will share equally the overall costs and expenses for the program. Sanofi-Synthelabo will pay all costs and expenses associated with obtaining regulatory approvals in their territory for any products approved by the joint development committee. Through December 31, 2000, we have recognized a total of approximately $33.3 million of revenues under the agreement. In addition, in connection with the agreement, Sanofi-Synthelabo purchased $10.0 million of common stock and warrants to purchase common stock.

    Under the agreement, Sanofi-Synthelabo has co-development rights with us, and exclusive marketing and distribution rights, for abarelix products for all indications in the licensed territories. We retain manufacturing rights and must supply Sanofi-Synthelabo with abarelix products in the licensed territories. Sanofi-Synthelabo pays us a transfer price for abarelix products that varies based on sales price and sales volumes.

    The agreement expires, and the licenses we granted to Sanofi-Synthelabo become fully paid, perpetual and royalty free, on a country-by-country basis, when the last patent licensed in that country expires. If no licensed patents cover an abarelix product in the country, the license becomes fully paid up, perpetual and royalty free, ten years after the date of regulatory approval for the marketing and sale of the abarelix product in that country.

    We or Sanofi-Synthelabo may terminate the agreement for material breach by the other. If Sanofi-Synthelabo terminates the agreement for material breach or default by us, other than a breach of our supply obligations, the license granted to Sanofi-Synthelabo would become fully paid, perpetual and royalty free and Sanofi-Synthelabo would have a fully paid, perpetual and royalty free license of all manufacturing protocols, know-how and related information and data necessary to enable it to develop and make licensed products in the licensed territory from and after the effective date of the termination. Sanofi-Synthelabo also may terminate the agreement as to an abarelix product for the treatment of a particular disease in any country within the licensed territories if the results of clinical trials of the product for that disease in that country materially impair the product's commercial prospects for that disease application. In addition, Sanofi-Synthelabo may terminate if annual sales in that country of a competitor's product containing the same GnRH antagonist as the abarelix product in a delivery system exceeds more than a specified percentage of annual sales of the abarelix product in that country. Sanofi-Synthelabo also may terminate the agreement within nine months after first becoming aware of any of various specified adverse circumstances or events relating to the patentability of abarelix products or the Rel-Ease formulation. The right to terminate in this situation includes a reasonable determination by Sanofi-Synthelabo that it is not reasonably likely that a European patent will issue covering abarelix or Rel-Ease.

  HUMAN GENOME SCIENCES, INC.

    In January 2000, we entered into an agreement with Human Genome Sciences for the discovery, development and commercialization of compounds targeted to two proprietary genomic targets that Human Genome Sciences has identified. The first of these targets is CCR5, a human protein the HIV virus uses to enter human cells. Under the agreement, we will use LEAP to make drugs targeted to these molecules. We will jointly develop clinical drug candidates with Human Genome Sciences on an equal cost and profit sharing basis, unless a pre-existing option that Human Genome Sciences granted to GlaxoSmithKline applies to the drug candidate and GlaxoSmithKline exercises the option. In that case, or if we so elect as to a drug candidate as to which the GlaxoSmithKline option does not apply or has not been exercised, we will have no obligation to participate in any development costs, and we will be entitled to royalties and performance-based payments instead of a profit share. If, instead of an equal share of profits, we are entitled to royalties and performance-based payments, the performance-based payments would be payable upon occurrence of specified regulatory approval-related events; the obligation to pay us royalties would terminate on a country-by-country and product-by-product basis on the later of the expiration of the last applicable licensed patent in that country or ten years after the first country-wide launch of the product in that country. We cannot assure you as to whether or when any drug candidate will be identified and successfully developed and commercialized under the agreement and, accordingly, we cannot predict the potential value, if any, of the agreement to us.

  BOEHRINGER INGELHEIM INTERNATIONAL GMBH

    In August 1996, we entered into a collaboration and license agreement with Boehringer. Under the agreement, we used various proprietary procedures to screen compounds that Boehringer supplied to us for beta-amyloid aggregation inhibition activity, and received screening services payments totaling
$5.4 million. The screening portion of the collaboration ended in August 1998. Boehringer would be responsible for all development, marketing and other costs for, and we would be entitled to receive royalties on net sales of, any product containing any Boehringer compound which we screened, if Boehringer develops and commercializes the product. We are not aware of any ongoing program of Boehringer to develop or commercialize a compound that would entitle us to royalties, and we cannot predict the potential value, if any, of our royalty entitlement under the agreement.

TECHNOLOGY LICENSES

  PHARMACEUTICAL APPLICATIONS ASSOCIATES LLC

    In April 1999, we entered into a license agreement with Pharmaceutical Applications Associates. Under the agreement, we have exclusive worldwide rights to develop and commercialize Latranal for the treatment of localized muscle, tendon or neuropathic related pain. Under the agreement, we will pay for all costs associated with the development and commercialization of Latranal, and will pay a $50,000 performance fee if we proceed with a phase III clinical study. We will pay a royalty on net revenue from sales of Latranal products to Pharmaceutical Applications Associates. The license agreement remains in effect until the later of ten years or the date the last licensed patent expires. We have the right to terminate the agreement at any time.

  INDIANA UNIVERSITY FOUNDATION

    In October 1996, we entered into a license agreement with Indiana University Foundation. We and Indiana University Foundation amended the license in June 1998 and Indiana University Foundation assigned it to Indiana University's Advanced Research and Technology Institutes, Inc. Under the agreement, we have an exclusive worldwide license under patent applications, future patents and technology of Indiana University Foundation relating to GnRH antagonist compounds, including abarelix and methods of use for abarelix. Through
December 31, 2000, we have paid non-refundable fees of $305,000 and performance-based payments of $750,000 under this agreement. We have agreed to make performance-based payments of up to an additional $3.5 million, and to pay royalties on our net sales of products covered by the license grant. The license agreement remains in effect until the last licensed patent expires. Expiration of the license will not preclude us from continuing to develop and market the licensed products and use the licensed technology. We must request a continuation of the license and Advanced Research and Technology may not unreasonably withhold its consent to our request. We can terminate the agreement at any time upon 90 days notice. Advanced Research and Technology may terminate upon 90 days notice if we materially breach the agreement or fail to make required payments.

MANUFACTURING

    We generally manufacture the drug supply required to support our initial preclinical studies in-house. External contractors provide all of our clinical supplies and manufacture them in accordance with FDA and European regulations. Under our agreement with Amgen, we have granted Amgen exclusive manufacturing and commercialization rights for abarelix products for all indications in the licensed territories. During the second quarter of 2000, Amgen assumed manufacturing responsibility for abarelix products, with the exception of the depot formulation, pursuant to the terms of the Amgen agreement. Subject to the terms of the agreement, we have retained manufacturing responsibility for the depot formulation of abarelix. Accordingly, we have assigned all of our third-party manufacturing contracts relating to the commercial production of abarelix products to Amgen, with the exception of our contract with Salsbury Chemicals, Inc.

    Under the Salsbury agreement, Salsbury has agreed to supply us with the commercial depot formulations of abarelix. We contributed approximately
$6.0 million toward Salsbury's construction and outfitting of a dedicated manufacturing facility, to which we will retain manufacturing process rights. We are obligated to purchase a minimum of approximately $1.1 million of abarelix depot from Salsbury during 2001. In order to meet potential increases in demand in connection with the commercialization of abarelix depot, we intend to secure a second source for abarelix depot production.

    If we fail to meet our manufacturing and supply obligations under our collaboration agreements, Amgen or Sanofi-Synthelabo may assume manufacturing responsibility under each company's agreement with us to the extent they do not already have this responsibility. If this occurs, we must pay Sanofi-Synthelabo its incremental costs of assuming manufacturing responsibility.

PATENTS AND PROPRIETARY RIGHTS

    Proprietary protection for our products, technology and processes is essential to our business. We seek proprietary protection predominantly in the form of patents on our products and the processes which we use to discover them. With respect to a particular product, we seek patent protection on the compound itself, its commercial formulation, its range of applications and its production. Where possible, we also seek patent coverage that could prevent the marketing of, or restrict the commercial threat of, competitive products.

    We currently have ten United States patents and an exclusive license to one United States patent. These patents have expiration dates from 2012 through 2016. In addition, as of December 31, 2000, we had filed or held exclusive licenses to 45 United States utility and provisional patent applications, as well as 123 related foreign patent applications, including both Patent Cooperation Treaty filings and national filings. We also have non-exclusive licenses to four United States patents and four issued foreign patents, and related United States and foreign applications, directed to technologies embodied in LEAP.

    In particular, we have United States patents that cover both the abarelix compound and the sustained release formulation enabling its once-per-month administration. We also have a patent covering the use of abarelix and any other GnRH antagonist in a variety of therapeutic settings, including in combination with surgery or radiation therapy. We intend to file additional United States and foreign patent applications, where appropriate, relating to new product discoveries or improvements.

    We also rely on trade secrets, know-how and continuing technological advances to protect various aspects of our core technology. We require our employees, consultants and scientific collaborators to execute confidentiality and invention assignment agreements with us to maintain the confidentiality of our trade secrets and proprietary information. Our confidentiality agreements generally provide that the employee, consultant or scientific collaborator will not disclose our confidential information to third parties, compete with us or solicit our employees during the course of their employment with us. When appropriate, these agreements also provide that inventions conceived by the employee, consultant or scientific collaborator in the course of working for us will be our exclusive property. Additionally, our employees also agree not to compete with us or solicit our employees for one year following termination of their employment with us.

COMPETITION

    A biotechnology company such as ours faces intense competition. Many companies, both public and private, including large pharmaceutical companies, chemical companies and biotechnology companies, develop products or technologies competitive with our products or technologies. In addition, academic, government and industry-based research is intense, resulting in considerable competition in obtaining qualified research personnel, submitting patent filings for protection of intellectual property rights and establishing strategic corporate alliances.

    Each of our potential products in research or development will face competition from other products. For example, if approved for marketing and sale, our abarelix products will compete with numerous established or newly introduced products on the market, including:

    - Lupron Depot, Zoladex and other pharmaceuticals approved and marketed for the treatment of hormonally responsive prostate cancer or endometriosis in the United States and Europe; and

    - Cetrotide, manufactured by ASTA Medica, and Antagon, manufactured by Organon, approved GnRH antagonists for use in infertility that are only available as daily injectable formulations.

    For each of our product candidates, we will face increasing competition from generic formulations of existing drugs whose active components are no longer covered by patents. Specifically, we are aware of various formulations of leuprorelin, the active ingredient of Lupron Depot, including Viadur, manufactured by Crescendo, for which the FDA has granted marketing approval, and Leuprogel, which is being developed in one, three and four month subcutaneous injections by Atrix Laboratories, Inc. The U.S. subsidiary of Sanofi-Synthelabo has recently entered into a collaboration agreement with Atrix, under which it will exclusively market Leuprogel for the treatment of prostate cancer in North America.

    We believe that our product candidates will compete favorably in the market with these and other products on the basis of a combination of superior efficacy, decreased side effects and overall cost-benefit considerations.

GOVERNMENT REGULATION

    The manufacture and marketing of pharmaceutical products and our ongoing research and development activities in the United States require the approval of numerous governmental authorities, including the FDA. We also must obtain similar approvals from comparable agencies in most foreign countries. The FDA has established mandatory procedures and safety standards which apply to the preclinical testing and clinical trials, as well as to the manufacture and marketing, of pharmaceutical products. State, local and other authorities also regulate pharmaceutical manufacturing facilities.

    As an initial step in the FDA regulatory approval process, an applicant typically conducts preclinical studies in animals to assess a drug's efficacy and to identify potential safety problems. An applicant must conduct specified preclinical laboratory and animal studies in compliance with the FDA's good laboratory practice regulations. An applicant must submit the results of these studies to the FDA as part of an IND. Proposed clinical testing can only begin if the FDA raises no objections to the IND. We can give no assurance that our submission of an IND to the FDA will result in the commencement of a clinical trial.

    Clinical testing must meet requirements for Institutional Review Board oversight and informed consent, as well as FDA prior review, oversight and good clinical practice requirements. Typically, clinical testing involves a three-phase process. Phase I clinical trials involve a small number of subjects and are designed to provide information about both product safety and the expected dose of the drug. Phase II clinical trials generally provide additional information on dosing and safety in a limited patient population. Occasionally, phase II trials may provide preliminary evidence of product efficacy. Phase III clinical trials are large-scale, well-controlled studies. The goal of phase III clinical trials generally is to provide statistically valid proof of efficacy, as well as safety, in the target patient population. The company performing the preclinical testing and clinical trials of a pharmaceutical product then submits the results to the FDA in the form of an NDA, for approval to commence commercial sales. Preparing NDA applications involves considerable data collection, verification, analysis and expense. In responding to an NDA, the FDA may grant marketing approval for a specific indication, request additional information or deny the application if it determines that the application does not satisfy its regulatory approval criteria. After approval for the initial indications, further clinical trials would be necessary to gain approval to promote the use of the product for any additional indications.

    Among the conditions for NDA approval is the requirement that the prospective manufacturer's quality control and manufacturing procedures conform on an ongoing basis with good manufacturing practices. In complying with good manufacturing practices, manufacturers must continue to spend time, money and effort in the areas of production and quality control to ensure full technical compliance. Manufacturing facilities are subject to periodic inspections by the FDA.

    The FDA must grant approval of our products, which involves a review of the manufacturing processes and facilities used to produce these products before we can market these products in the United States. The process of obtaining approvals from the FDA can be costly, time consuming and subject to unanticipated delays. The FDA may refuse to approve an application if it believes the product does not meet applicable regulatory criteria. The FDA also may require additional testing for safety and efficacy of the drug. If the FDA grants approval of a drug product, the approval will be limited to specific indications.

    If we receive marketing approval, we must comply with FDA requirements for manufacturing, labeling, advertising, record keeping and reporting of adverse experiences and other information. In addition, we must comply with federal and state anti-kickback and other health care fraud and abuse laws that pertain to the marketing of drugs. For all drugs, failure to comply with applicable regulatory requirements after obtaining regulatory approval could, among other things, result in suspension of regulatory approval, as well as possible recalls, product seizures, injunctions and civil and criminal sanctions.

    In addition to regulations enforced by the FDA, we also are subject to various laws and regulations relating to safe working conditions, laboratory and manufacturing practices, the experimental use of animals and the use and disposal of hazardous or potentially hazardous substances, including chemicals, micro-organisms and various radioactive compounds used in connection with our research and development activities. Although we believe that our safety procedures for handling and disposing of these materials comply with the standards prescribed by state and federal regulations, we cannot assure you that accidental contamination or injury from these materials will not occur. Compliance with laws and regulations relating to the protection of the environment has not had a material effect on our capital expenditures or our competitive position. However, we cannot accurately predict the extent of government regulation, and the cost, and effect thereof on our competitive position, which might result from any legislative or administrative action.

    Additionally, we may have to obtain approval of a product from comparable regulatory authorities in foreign countries prior to the commencement of marketing of the product in those countries. The approval procedure varies among countries, may involve additional testing and the time required may differ from that required for FDA approval. Although there is now a centralized European Union approval mechanism in place, each European country may nonetheless impose its own procedures and requirements, many of which could be time-consuming and expensive. Thus, substantial delays could occur in obtaining required approvals from both the FDA and foreign regulatory authorities after the relevant applications are filed. We expect to rely on corporate partners and licensees, along with our expertise, to obtain governmental approval in foreign countries of drug formulations utilizing our drug candidates. Under the Sanofi-Synthelabo agreement, Sanofi-Synthelabo is responsible for filing and obtaining necessary governmental marketing reimbursement and pricing approvals for any abarelix product in each country in the Sanofi-Synthelabo territory where the abarelix product will be commercialized under the agreement.

PRODUCT LIABILITY INSURANCE

    We maintain product liability insurance for clinical trials in the amount of $15.0 million per occurrence and $15.0 million in the aggregate. We intend to expand our product liability insurance coverage to include the manufacture, marketing and sale of commercial products if marketing approval for any of our products for which marketing approval is obtained. However, insurance coverage is becoming increasingly expensive, and we may be unable to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses due to liability. In addition, we may be unable to obtain commercially reasonable product liability insurance for any products approved for marketing. A successful product liability claim or series of claims brought against us could result in substantial setbacks for our business.

EMPLOYEES

    As of March 15, 2001, we had 125 full-time employees, 109 of whom were employed at our headquarters in Cambridge, Massachusetts and 16 of whom were employed with our Provid Research division at our facility in Piscataway, New Jersey. We also employ consultants and independent contractors on a regular basis to assist in the development of our products. None of our employees are party to a collective bargaining agreement. We believe our relationship with our employees is good.

ITEM 2. PROPERTIES.

    Our headquarters and primary research facilities are currently located in Cambridge, Massachusetts, where we lease and occupy a total of approximately 25,000 square feet. The lease for these facilities expires in September 2004. We also have executed a lease for a total of approximately 15,000 square feet of space in Piscataway, New Jersey for the operations of our Provid Research division. The lease for this facility expires in 2008.

    On July 11, 2000, we purchased, through our wholly owned real estate subsidiary, land and a building of approximately 175,000 square feet located in Waltham, Massachusetts. We have entered into a 15-year lease for this facility. We will use this building as our corporate headquarters and principal research facility. We expect to occupy the new facility during the spring of 2001, following the completion of laboratory and office improvements. We intend to occupy approximately 100,000 square feet at this facility and expect to sublease a portion of the remaining space for up to the next five years, although we have not yet found a tenant. We expect to vacate and sublease our current Cambridge, Massachusetts premises upon our move to the new facility. In addition, in connection with the occupation of the new facility, we are consolidating our Provid Research division with our Massachusetts operations and intend to sublease the New Jersey facility.

    Upon completion of our new facility, we believe that our facilities will be adequate for at least the next seven years and that we will be able to obtain additional space as needed on commercially reasonable terms.

ITEM 3. LEGAL PROCEEDINGS.

    We are not currently a party to any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

    (a) Our common stock is traded on the Nasdaq National Market under the symbol "PRCS." Public trading of our common stock commenced on April 27, 2000. The following table shows the range of high and low per share sale prices of our common stock as reported on the Nasdaq National Market for the periods indicated.

                                                                 COMMON STOCK PRICE
                                                              -------------------------
                                                                HIGH             LOW
                                                                ----           --------
Year Ended December 31, 2000:
  Second Quarter (from April 27, 2000)......................   $32.50           $10.06
  Third Quarter.............................................    47.94            24.63
  Fourth Quarter............................................    44.13            18.50
Year Ended December 31, 2001:
  First Quarter (through March 26, 2001)....................    33.13            13.50

    On March 26, 2001, the last reported sale price of our common stock on the Nasdaq National Market was $20.63 per share. As of March 26, 2001, there were approximately 155 holders of record of our common stock registered with our transfer agent, American Stock Transfer & Trust Company.

    We have never declared or paid any cash dividends on our capital stock, and we do not currently intend to pay any cash dividends on the common stock in the foreseeable future. We expect to retain future earnings, if any, to fund the development and growth of our business. Our board of directors will determine future dividends, if any, based upon our financial condition, results of operations, capital requirements, general business condition and other factors that the board deems relevant. Therefore, you will not receive any funds without selling your shares.

    In October 2000, we issued 9,538 shares of common stock to one warrant holder upon the net issuance exercise of warrants to purchase 9,860 shares of common stock at an exercise price of $1.35 per share and a fair market value at the time of exercise of $41.35 per share.

    In November 2000, we issued 94,346 shares of common stock to one warrant holder upon the net issuance exercise of warrants to purchase 98,773 shares of common stock at an exercise price of $1.35 per share and a fair market value at the time of exercise of $30.12 per share.

    No underwriters were involved in the foregoing sale of securities. We made these sales of capital stock in reliance upon an exemption from registration under the Securities Act of 1933, as amended, provided by Section 4(2) of the Securities Act, and its related rules and regulations, regarding sales by an issuer not involving a public offering. All of the foregoing securities are deemed restricted securities for purposes of the Securities Act.

    (b) On February 8, 2000, we filed a Registration Statement on Form S-1 (Registration No. 333-96351) with the Securities and Exchange Commission to register under the Securities Act 8,000,000 shares of our common stock (plus an additional 1,200,000 shares subject to an over-allotment option granted to the underwriters). The Registration Statement was declared effective by the Securities and Exchange Commission on April 26, 2000.

    From April 26, 2000 through December 31, 2000, we used approximately $26.5 million of the net proceeds from our initial public offering for the purchase and build-out of our new facility. Due to unanticipated construction costs, we expect that the total amount of net proceeds from our initial public offering which will be used for the purchase and build-out of our new facility will exceed our original estimates by approximately $10.0 million. Pending use of the remaining net proceeds of our initial public offering, we have invested these funds in short-term, interest-bearing, investment-grade securities. Our management will continue to have broad discretion over the actual use of these proceeds.

ITEM 6. SELECTED FINANCIAL DATA.

    You should read the following selected financial data in conjunction with our consolidated financial statements and the related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this report. We have derived our statement of operations data for each of the three years in the period ended December 31, 2000, and our balance sheet data at December 31, 1999 and 2000, from our financial statements that have been audited by Ernst & Young LLP, independent auditors, and which we include elsewhere in this report. We have derived the statement of operations data for the years ended December 31, 1996 and 1997 and the balance sheet data at December 31, 1996, 1997 and 1998 from our audited financial statements which we do not include in this report.

                                                                      YEAR ENDED DECEMBER 31,
                                                        ----------------------------------------------------
                                                          1996       1997       1998       1999       2000
                                                        --------   --------   --------   --------   --------
                                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Revenues:
  Corporate collaborations............................  $    --    $15,118    $37,624    $ 61,514   $ 61,189
  Contract services...................................      876      2,615      1,943          --         --
                                                        -------    -------    -------    --------   --------
    Total revenues....................................      876     17,733     39,567      61,514     61,189
Costs and expenses:
  Research and development............................    7,947     15,013     33,704      48,764     85,915
  Sales and marketing.................................       --         --         --       2,601      6,444
  General and administrative..........................    2,120      3,780      3,605       3,572      5,285
                                                        -------    -------    -------    --------   --------
    Total costs and expenses..........................   10,067     18,793     37,309      54,937     97,644
                                                        -------    -------    -------    --------   --------
Operating income (loss)...............................   (9,191)    (1,060)     2,258       6,577    (36,455)
Interest income (net).................................      627      1,364      3,516       4,473      7,819
                                                        -------    -------    -------    --------   --------
Income (loss) before income taxes.....................   (8,564)       304      5,774      11,050    (28,636)
Provision for incomes taxes...........................       --        100        100       1,800        100
                                                        -------    -------    -------    --------   --------
Net income (loss).....................................  $(8,564)   $   204    $ 5,674    $  9,250   $(28,736)
                                                        =======    =======    =======    ========   ========
Net income (loss) per share:
  Basic...............................................  $ (2.62)   $  0.05    $  0.99    $   1.51   $  (0.95)
                                                        =======    =======    =======    ========   ========
  Diluted.............................................  $ (2.62)   $  0.01    $  0.16    $   0.24   $  (0.95)
                                                        =======    =======    =======    ========   ========
Weighted average number of common shares:
  Basic...............................................    3,263      4,446      5,738       6,106     30,259
  Diluted.............................................    3,263     28,270     35,139      37,849     30,259
Pro forma net income (loss) per share:
  Basic...............................................................................   $   0.29   $  (0.74)
                                                                                         ========   ========
  Diluted.............................................................................   $   0.24   $  (0.74)
                                                                                         ========   ========
Pro forma weighted average number of common shares:
  Basic...............................................................................     31,714     38,794
  Diluted.............................................................................     37,849     38,794

                                                                            DECEMBER 31,
                                                        ----------------------------------------------------
                                                          1996       1997       1998       1999       2000
                                                        --------   --------   --------   --------   --------
                                                                           (IN THOUSANDS)
BALANCE SHEET DATA:
Cash and cash equivalents.............................  $15,220    $40,190    $85,298    $ 94,525   $132,207
Working capital.......................................   13,092     31,802     76,626      86,220    115,733
Total assets..........................................   18,213     47,361     90,625     140,331    195,571
Long-term debt........................................       --         --         --          --     24,000
Capital lease obligations, net of current portion.....      717        249         59          --         --
Total stockholders' equity............................   14,761     34,907     78,373      87,716    146,531

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

    The following discussion and analysis of our financial condition and results of operations should be read in conjunction with "Selected Financial Data" and our consolidated financial statements and notes thereto appearing elsewhere in this report. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ substantially from those anticipated in these forward-looking statements.

OVERVIEW

    Since our inception, we have been engaged in developing drugs for the treatment of a variety of human diseases. Our lead program is the development of abarelix depot, a drug to treat diseases that respond to the lowering of hormone levels. We have entered into collaborations with Amgen and Sanofi-Synthelabo to further develop and commercialize our abarelix products. We are also developing Latranal, a proprietary topical composition for the relief of localized muscle, tendon or neuropathic pain, and Apan, our proprietary drug candidate for the treatment of Alzheimer's disease. In addition, we have numerous product candidates in the research and development phase.

    Since our inception, we have had no revenues from product sales. We have received revenues in the form of signing, performance-based, cost sharing and contract services payments from corporate collaborations. These revenues enabled us to achieve profitability and positive cash flow before any financing activity for 1997, 1998 and 1999. From inception through December 31, 2000, we recognized approximately $180.9 million in revenues under these collaboration agreements. Under these agreements, we could receive additional non-refundable performance-based payments and reimbursement for ongoing development costs, as well as a percentage of future product profits. For the next several years, we expect that our sources of revenue, if any, will consist primarily of interest income and payments from our corporate collaborators. We expect reimbursement for ongoing development costs under our corporate collaborations to diminish over the next several years.

    Our accumulated deficit as of December 31, 2000 was approximately
$29.8 million. Substantially all of our expenditures to date have been for drug development and commercialization activities and for general and administrative expenses.

    Due to the high costs associated with preparing to launch our first product, as well as other research and development and general and administrative expenses, we had net operating losses for 2000 and expect to have net operating losses for the following several years. We do not expect to generate operating income until several years after our receipt of FDA approval to market abarelix depot for the treatment of prostate cancer. We will require regulatory approval to market all of our future products.

    In 1997 and 1998, we entered into agreements with Roche Products Inc. for the research, development and commercialization of abarelix products in all countries outside of the Sanofi-Synthelabo territory. In December 1998, we and Roche mutually terminated the agreements. During the term of the agreements, Roche paid to us approximately $28.2 million in performance-based and cost-sharing payments. Roche retains no rights to the abarelix program and has no equity interest in us.

    Under our agreement with Sanofi-Synthelabo, we could receive up to approximately $69.6 million in non-refundable fees and performance-based payments. Of this amount, we are recognizing the $4.7 million initial payment over the period through December 2001, which is the period during which we are obligated to participate on a continuing and substantial basis in the research, development and manufacturing process development of abarelix products. For supply of product to Sanofi-Synthelabo, we are entitled to receive a transfer price that varies based on sales price and volume. Additionally, we are entitled to receive reimbursement for certain ongoing development costs. Through December 31, 2000, we have recognized a total of approximately
$33.3 million in non-refundable fees, performance-based payments and reimbursement for ongoing development costs under the Sanofi-Synthelabo agreement.

    Under our agreement with Amgen for the development and commercialization of abarelix products in the countries not covered by the Sanofi-Synthelabo agreement, we could receive up to $25.0 million in signing and performance-based fees. Of this $25.0 million, we have received $10.0 million to date, which is the minimum amount payable under the agreement. We are recognizing this amount as revenue over the period through December 2001, during which time we are obligated to participate on a continuing and substantial basis in the research, development and manufacturing process development of abarelix products. The remaining $15.0 million is payable upon FDA approval of an NDA relating to abarelix.

    Under the agreement, Amgen paid the first $175.0 million of all authorized costs and expenses associated with the research, development and commercialization of abarelix products in the United States. Amgen's initial $175.0 million funding commitment was fulfilled during the third quarter of 2000. Following Amgen's completion of this funding, we became responsible for one-half of all subsequent United States research and development costs for abarelix products. Additionally, we must reimburse Amgen for one-half of the costs associated with establishing a sales and marketing infrastructure for abarelix products in the United States. In general, we will receive a transfer price and royalty based on an equal sharing of the resulting profits on sales of abarelix products in the United States. All program expenses in Amgen's licensed territory outside the United States will be borne by Amgen, and we will receive a royalty on net sales of abarelix products in those territories. Through December 31, 2000, we have recognized approximately $113.9 million of revenues under the Amgen agreement.

    We have granted Amgen exclusive manufacturing and commercialization rights for abarelix products for all indications in the licensed territories. During the second quarter of 2000, Amgen assumed manufacturing responsibility for abarelix products, with the exception of the depot formulation, pursuant to the terms of the Amgen agreement. Subject to the terms of the agreement, we have retained manufacturing responsibility for the depot formulation of abarelix. In addition, under the terms of the Amgen agreement, we transferred the final decision-making authority for the abarelix endometriosis indication to Amgen during the third quarter of 2000.

RESULTS OF OPERATIONS

  YEARS ENDED DECEMBER 31, 2000 AND 1999

    Revenues for the year ended December 31, 2000 decreased 1% to approximately $61.2 million, from approximately $61.5 million in 1999. The decrease in revenues was the result of a decrease in reimbursable abarelix expenses, offset by the one-time sale of materials inventory to Amgen during the fourth quarter of 2000. We anticipate that revenues will continue to decrease due to the decline in our reimbursable abarelix expenses, which are subject to a reduced rate of reimbursement under our collaboration agreements.

    Research and development expenses for the year ended December 31, 2000 increased 76% to approximately $85.9 million, from approximately $48.8 million in 1999. The increase in expenses was primarily attributable to the cost of the inventory associated with the one-time sale of materials inventory to Amgen during the fourth quarter of 2000, combined with increased expenses related to our abarelix clinical development program for prostate cancer. This increase also was partially due to increased spending related to our abarelix clinical development program for endometriosis, our Latranal and Apan clinical development programs, and discovery research initiatives. Amgen's initial funding commitment was completed during the third quarter of 2000, after which time we became responsible for one-half of all subsequent United States research and development costs for abarelix products through the launch period. As we continue to increase spending on the ongoing development of abarelix depot for the treatment of prostate cancer, as well as on the expansion of our other clinical programs, we expect our research and development expenses to increase during 2001 and thereafter.

    Sales and marketing expenses for the year ended December 31, 2000 increased 148% to approximately $6.4 million, from approximately $2.6 million in 1999. Following the completion of Amgen's initial funding commitment, we became responsible for one-half of all subsequent costs associated with establishing a sales and marketing infrastructure in the United States for abarelix through the launch period. Accordingly, we expect our sales and marketing expenses to increase significantly during 2001 and thereafter.

    General and administrative expenses for the year ended December 31, 2000 increased 48% to approximately $5.3 million, from approximately $3.6 million in 1999. The increase was due to an increase in personnel and compensation costs, an increased use of professional services and other costs associated with being a public company. We expect that general and administrative expenses will increase as we hire additional administrative personnel to support continued growth of our research and development initiatives and incur increased operating costs related to our new facility.

    Net interest income for the year ended December 31, 2000 increased 75% to approximately $7.8 million, from approximately $4.5 million in 1999. The increase in interest income was due to increased cash and investment balances from our initial public offering in May 2000 and an increase in average interest rates from the same period last year.

    The provision for income taxes for the years ended December 31, 2000 and 1999 was $0.1 million and $1.8 million, respectively. Our effective tax rate was approximately 16.3% during 1999. The provision for income taxes during 2000 was primarily for state income taxes. We are currently in a net operating loss carryforward position and do not expect to generate taxable income in the near future; therefore, no benefit from our operating losses has been recognized.

  YEARS ENDED DECEMBER 31, 1999 AND 1998

    Revenues for the year ended December 31, 1999 increased 55% to approximately $61.5 million, from approximately $39.6 million in 1998. The increase in revenues was due to significantly increased cost-sharing payments under our collaboration agreements, principally our agreement with Amgen.

    Research and development expenses for the year ended December 31, 1999 increased 45% to approximately $48.8 million, from approximately $33.7 million in 1998. The increase in research and development expenses was attributable primarily to increased expenses related to two pivotal phase III prostate cancer clinical trials and phase I/II and II/III endometriosis clinical trials. Additional spending increases were related to our Apan program, our Latranal program and core research and development activities.

    Sales and marketing expenses for the year ended December 31, 1999 increased $2.6 million, from zero in 1998. The increase was due to the establishment of a sales and marketing department and the incurrence of marketing costs related to preparing for the anticipated commercial launch of abarelix.

    General and administrative expenses for the years ended December 31, 1999 and 1998 were approximately $3.6 million. These expenses reflect consistent levels of both general and administrative personnel and other expenses related to general corporate purposes.

    Net interest income for the year ended December 31, 1999 increased 27% to approximately $4.5 million, from approximately $3.5 million in 1998. This increase was attributable to an increase in the amount of cash available for investment following our sale of $37.7 million of equity securities in April 1998.

    The provision for income taxes for the year ended December 31, 1999 increased to approximately $1.8 million, from approximately $0.1 million in 1998. The provision increased because prior to 1999 we utilized net operating loss carryforwards to offset substantially all of our taxable income.

SELECTED QUARTERLY OPERATING RESULTS

    The following table sets forth our unaudited statement of operations data for the eight quarters ended December 31, 2000. This information has been derived from our unaudited financial statements. The unaudited financial statements have been prepared on the same basis as the audited financial statements contained in this report and include all adjustments, consisting only of normal recurring accruals, that we consider necessary for a fair presentation of such information when read in conjunction with our annual audited financial statements and notes thereto appearing elsewhere in this report. You should not draw any conclusions from the operating results for any quarter.

                                                                         QUARTER ENDED
                                        --------------------------------------------------------------------------------
                                        MAR. 31,  JUNE 30,  SEPT. 30,  DEC. 31,  MAR. 31,  JUNE 30,  SEPT. 30,  DEC. 31,
                                          1999      1999      1999       1999      2000      2000      2000       2000
                                        --------  --------  ---------  --------  --------  --------  ---------  --------
Total revenues........................  $ 1,143   $39,202    $16,783   $ 4,386   $ 9,001   $ 9,972    $ 7,334   $ 34,882
Operating income (loss)...............  (10,905)   19,364      1,711    (3,593)   (3,669)   (4,200)    (9,387)   (19,199)(1)
Net income (loss).....................  (10,029)   18,821      2,416    (1,958)   (2,475)   (2,052)    (7,132)   (17,077)
Net income (loss) per share:
  Basic...............................  $ (1.68)  $  3.08    $  0.39   $ (0.32)  $ (0.36)  $ (0.07)   $ (0.17)  $  (0.41)
  Diluted.............................  $ (1.68)  $  0.50    $  0.06   $ (0.32)  $ (0.36)  $ (0.07)   $ (0.17)  $  (0.41)

------------------

(1) We incurred approximately $2.8 million in one-time cash and non-cash facility relocation expenses during the fourth quarter of 2000.

    We expect to experience significant fluctuations in our quarterly operating results in the future, and, therefore, we will continue to have difficulty providing an accurate forecast of our quarterly revenues and operating results. We believe that period-to-period comparisons of our operating results may not be meaningful, and you should not rely upon them as any indication of future performance. It is likely that our operating results in one or more future quarters may be below the expectations of securities analysts and investors. In that event, the trading price of our common stock would almost certainly decline.

LIQUIDITY AND CAPITAL RESOURCES

    We have financed our operations since inception principally through private placements of equity securities and our initial public offering. Prior to our initial public offering, we had received net proceeds of approximately
$9.5 million from the private placement of our common stock, $0.5 million from the private placement of warrants to purchase common stock and $78.5 million from the private placement of convertible preferred stock. Additionally, we have received a total of approximately $183.3 million from one-time signing payments and performance-based payments, cost reimbursements and contract service payments under our collaboration agreements. We have also received approximately $19.1 million from interest on invested cash balances, and paid approximately $0.7 million in interest expense associated with building and equipment financing.

    On May 2, 2000, we completed our initial public offering in which we sold 8,000,000 shares of common stock at a price of $10 per share, raising a total of approximately $73.1 million in net proceeds after payment of underwriting discounts and commissions and offering expenses. On May 3, 2000, the underwriters of our initial public offering exercised their right to purchase additional shares of common stock to cover over-allotments. Accordingly, on May 8, 2000, we sold an additional 1,200,000 shares of common stock at a price of $10 per share, resulting in an additional $11.2 million in net proceeds after payment of underwriting discounts and commissions. Thus, we sold a total of 9,200,000 shares of common stock in our initial public offering for a total of approximately
$84.3 million, net of underwriting discounts and commissions and estimated offering expenses.

    At December 31, 2000, we had cash and cash equivalents of approximately $132.2 million and working capital of approximately $115.7 million, compared to approximately $94.5 million and $86.2 million, respectively, at December 31, 1999. Based upon our existing capital resources, together with the net proceeds of our initial public offering and our recent follow-on public offering, which we discuss below, interest income, payments under our collaboration agreements and the line of credit contemplated by the Amgen agreement, which we also discuss below, we anticipate that we will be able to maintain currently planned operations for at least the next several years.

    For the year ended December 31, 2000, net cash of approximately
$19.9 million was used in operating activities, compared to approximately
$12.9 million provided by operating activities in 1999. During the year ended December 31, 2000, our use of cash in operations was due principally to our net loss coupled with our payment of 1999 income taxes, as well as a decrease in deferred revenue. This increase in cash used in operations was partially offset by a decrease in accounts receivable and a slight increase in accounts payable. Our investing activities during the year ended December 31, 2000 consisted of the purchase of land and a building to use as our corporate headquarters and principal research facility and the purchase of property and equipment in the aggregate amount of approximately $52.5 million. Our financing activities for the year ended December 31, 2000 consisted principally of the proceeds of our initial public offering, proceeds received from the exercise of common stock options and advances during the year of $24.0 million under an acquisition and construction loan agreement.

    On July 11, 2000, we purchased, for approximately $41.3 million, through our wholly owned real estate subsidiary, land and a building of approximately 175,000 square feet located in Waltham, Massachusetts. We will use this building as our corporate headquarters and principal research facility. In connection with obtaining first mortgage financing to purchase this facility, we assigned all of our rights and obligations under the related purchase and sale agreement to our wholly owned real estate subsidiary. The subsidiary executed an acquisition and construction loan agreement providing for up to $33.0 million in financing for the acquisition of, and improvements to, the new facility.

    Under the terms of the loan agreement, advances are available primarily to pay for the acquisition of, and improvements to, the new facility. In connection with the purchase of the new facility, an initial advance of $24.0 million was made. The remaining $9.0 million of the loan became available following the expenditure by us of approximately $8.0 million for renovation costs, and is subject to various other terms and conditions under the loan documents. Advances bear interest at a rate equal to the 30-day LIBOR plus 2.0% (8.56% at December 31, 2000). Interest is payable monthly in arrears. Principal is due and payable in full on July 30, 2003, subject to two, one-year extension options. The loan is secured by the new facility, together with all fixtures, equipment, improvements and other related items, and by all rents, income or profits received by our real estate subsidiary.

    In addition, as a condition of the financing, we executed certain unconditional guaranties of all of the subsidiary's obligations under the loan agreement and related loan documents. In addition to this financing, as of December 31, 2000, we had spent approximately $26.5 million of our own funds, and anticipate spending an additional $13.6 million to complete the build-out and prepare for occupancy of our new facility. We expect to occupy the new facility during the spring of 2001 and intend to sublet a portion of the facility at that time. In addition, in connection with our move to the new facility, we are consolidating our Provid Research division with our Massachusetts operations and intend to sublease our Provid facility located in New Jersey.

    On February 21, 2001, we completed a follow-on public offering in which we sold 6,500,000 shares of common stock at a price of $24.5625 per share, raising a total of approximately $150.5 million in net proceeds after payment of underwriting discounts and commissions and estimated offering expenses.

On February 23, 2001, the underwriters of our follow-on offering exercised their right to purchase additional shares of common stock to cover over-allotments. Accordingly, on February 27, 2001, we sold an additional 1,087,500 shares of common stock at a price of $24.5625 per share, resulting in approximately an additional $25.3 million in net proceeds after payment of underwriting discounts and commissions. Thus, we sold a total of 7,587,500 shares of common stock in our follow-on public offering for a total of approximately $175.8 million, net of underwriting discounts and commissions and estimated offering expenses.

    Our agreement with Amgen provides that, subject to definitive agreements to be mutually agreed, Amgen will provide us with a line of credit not to exceed $150.0 million through 2002 whereby, subject to various conditions each year, we will be permitted to draw down a maximum of $75.0 million in 2001 and, in 2002, the remaining balance of the line of credit available after all previous drawdowns. For each drawdown in 2002, we must demonstrate a cash flow need reasonably acceptable to Amgen and meet various other specified conditions, including conditions relating to the commercial sale of abarelix. Borrowings will bear interest at market rates and will be secured by various receivables relating to abarelix products. All borrowings under the line of credit must be repaid by 2008.

    We expect our funding requirements to increase over the next several years as we continue with current clinical trials for abarelix depot, Latranal and Apan, initiate preclinical trials for additional product candidates, prepare for a potential commercial launch of abarelix products, improve and move into our new facility and expand our research and development initiatives. The amount of these expenditures will depend on numerous factors, including:

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

    - the continued viability and duration of, and timely compliance by our collaborators with, our corporate collaboration agreements or other licensing agreements;

    - the establishment, continuation or termination of third-party manufacturing or sales and marketing arrangements;

    - the development of sales and marketing resources;

    - the establishment of additional strategic or licensing arrangements with other companies or acquisitions;

    - our ability to sublease our current facilities and part of our new facility; and

    - the availability of other financing.

    At December 31, 2000, we had provided a valuation allowance of $10.2 million for our deferred tax assets. The valuation allowance represents the excess of the deferred tax asset over the benefit from future losses that could be carried back if, and when, they occur. Due to anticipated operating losses in the future, we believe that it is more likely than not that we will not realize a portion of the net deferred tax assets in the future and we have provided an appropriate valuation allowance.

RECENT ACCOUNTING PRONOUNCEMENTS

    In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, or SFAS No. 133, which is effective for fiscal year 2001. SFAS No. 133 requires all derivatives to be carried on the balance sheet as assets or liabilities at fair value. The accounting for changes in fair value would depend on the hedging relationship and would be reported in the income statement or as a component of comprehensive income. We believe that the adoption of this new accounting standard will not have a material impact on our financial statements.

    In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin 101, or SAB 101, REVENUE RECOGNITION IN FINANCIAL STATEMENTS. SAB 101 clarifies the Commission staff's views on applying generally accepted accounting principles to revenue recognition in financial statements. We adopted SAB 101 in the fourth quarter of 2000 and believe our revenue recognition policies are in compliance with SAB 101.

    In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44, ACCOUNTING FOR CERTAIN TRANSACTIONS INVOLVING STOCK COMPENSATION. This Interpretation clarifies how companies should apply the Accounting Principles Board's Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES. The Interpretation will be applied prospectively to new awards, modifications to outstanding awards, and changes in employee status on or after July 1, 2000, except as follows: the definition of an employee applies to awards granted after December 15, 1998; the Interpretation applies to modifications that reduce the exercise price of an award after December 15, 1998; and the Interpretation applies to modifications that add a reload feature to an award made after January 12, 2000. There are no awards that resulted in an adjustment as a result of this Interpretation.

RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

BECAUSE WE HAVE NOT YET MARKETED OR SOLD ANY PRODUCTS AND ANTICIPATE SIGNIFICANT INCREASES IN OUR OPERATING EXPENSES OVER THE NEXT SEVERAL YEARS, WE MAY NOT BE PROFITABLE IN THE FUTURE.

    We cannot assure you that we will be profitable in the future or, if we are profitable, that it will be sustainable. All but one of our potential products are in the research or development stage. We have not yet marketed or sold any products, and we may not succeed in developing and marketing any product in the future. To date, we have derived substantially all of our revenues from payments under our collaboration and license agreements and will continue to do so for at least the next several years. In addition, we expect to continue to spend significant amounts to continue clinical studies, obtain regulatory approval for our existing product candidates and expand our facilities. We also intend to spend substantial amounts to fund additional research and development for other products, enhance our core technologies, and for general and administrative purposes. As of December 31, 2000, we had an accumulated deficit of approximately $29.8 million. We expect that our operating expenses will increase significantly in the near term, primarily due to our obligations under the Amgen agreement following Amgen's fulfillment of its initial funding commitment during the third quarter of 2000, resulting in significant operating losses for 2000 and the next several years.

IF OUR CLINICAL TRIALS ARE NOT SUCCESSFUL, OR IF WE ARE OTHERWISE UNABLE TO OBTAIN AND MAINTAIN THE REGULATORY APPROVAL REQUIRED TO MARKET AND SELL OUR POTENTIAL PRODUCTS, WE WOULD INCUR ADDITIONAL OPERATING LOSSES.

    The development and sale of our product candidates are subject to extensive regulation by governmental authorities. Obtaining and maintaining regulatory approval typically is costly and takes many years. Regulatory authorities, most importantly, the FDA, have substantial discretion to terminate clinical trials, delay or withhold registration and marketing approval in the United States, and mandate product recalls. Failure to comply with regulatory requirements may result in criminal prosecution, civil penalties, recall or seizure of products, total or partial suspension of production or injunction, as well as other actions as to our potential products or against us. Outside the United States, we can market a product only if we receive a marketing authorization from the appropriate regulatory authorities. This foreign regulatory approval process includes all of, and in some cases, additional, risks associated with the FDA approval process we describe above.

    To gain regulatory approval from the FDA and foreign regulatory authorities for the commercial sale of any product, we must demonstrate the safety and efficacy of the product in clinical trials. If we develop a product to treat a long-lasting disease, such as cancer or Alzheimer's disease, we must gather data over an extended period of time. There are many risks associated with our clinical trials. For example, we may be unable to achieve the same level of success in later trials as we did in earlier ones. Additionally, data we obtain from preclinical and clinical activities are susceptible to varying interpretations that could impede regulatory approval. Further, some patients in our prostate cancer and Alzheimer's disease programs have a high risk of death, age-related disease or other adverse medical events not related to our products. These events may affect the statistical analysis of the safety and efficacy of our products.

    In addition, many factors could delay or result in termination of our ongoing or future clinical trials. For example, a clinical trial may experience slow patient enrollment or lack of sufficient drug supplies. Patients may experience adverse medical events or side effects, and there may be a real or perceived lack of effectiveness of the drug we are testing. Future governmental action or changes in FDA policy may also result in delays or rejection of an application for marketing approval. Accordingly, we may not be able to obtain product registration or marketing approval for abarelix depot, our drug candidate for the treatment of prostate cancer and endometriosis, or for any of our other product candidates, based on the results of our clinical trials, or regulatory approval may be conditioned upon significant labeling requirements which could adversely affect marketability of the product.

    If we obtain regulatory approval for a product, the approval will be limited to those diseases for which our clinical trials demonstrate the product is safe and effective. To date, none of our product candidates have received regulatory approval for commercial sale. If we are delayed in obtaining or are unable to obtain regulatory approval to market our products, we may exhaust our available resources, including the net proceeds from our initial public offering, which we completed in May 2000, and the net proceeds from our follow-on offering, which we completed in February 2001, significantly sooner than we had planned. If this were to happen, we would need to raise additional funds to complete commercialization of our lead products and continue our research and development programs. We cannot assure you that we would be able to obtain these additional funds on favorable terms, if at all.

EVEN IF WE RECEIVE APPROVAL FOR THE MARKETING AND SALE OF OUR PRODUCT CANDIDATES, THEY MAY FAIL TO ACHIEVE MARKET ACCEPTANCE AND, ACCORDINGLY, MAY NEVER BE COMMERCIALLY SUCCESSFUL.

    Many factors may affect the market acceptance and commercial success of any of our potential products, including:

    - the extent and success of our marketing and sales efforts, and, in particular, those of our collaborators, relating to the marketing and sales of abarelix products;

    - the timing of market entry as compared to competitive products;

    - the effectiveness of our products, including any potential side effects, as compared to alternative treatment methods;

    - the rate of adoption of our products by doctors and nurses and acceptance by the target population;

    - the product labeling or product insert required by the FDA for each of our products;

    - the competitive features of our products as compared to other products, including the frequency of administration of abarelix depot as compared to other products, and doctor and patient acceptance of these features;

    - the cost-effectiveness of our products and the availability of insurance or other third-party reimbursement, in particular Medicare, for patients using our products; and

    - unfavorable publicity concerning our products or any similar products.

    If our products are not commercially successful, we may never become profitable.

IF OUR CORPORATE COLLABORATORS REDUCE, DELAY OR TERMINATE THEIR FINANCIAL SUPPORT, WE MAY BE UNABLE TO SUCCESSFULLY DEVELOP, MARKET, DISTRIBUTE OR SELL OUR PRODUCT CANDIDATES.

    We depend upon our corporate collaborators, in particular Amgen and Sanofi-Synthelabo, to provide substantial financial support for developing our product candidates. We also will rely on them in some instances to help us obtain regulatory approval for our products and to manufacture, market, distribute or sell our products. Despite our collaborative relationships, we have limited control over the amount and timing of resources that our corporate collaborators devote to our programs or potential products. For example, Amgen has final decision-making authority with regard to most of the abarelix program in the Amgen territory, and accordingly, we have limited control over decisions related to that program. Also, the availability of the $150.0 million line of credit that Amgen has agreed to provide us is subject to the execution of mutually acceptable definitive agreements which, for some borrowings thereunder, will include specified conditions relating to the sale of abarelix.

    In addition, our corporate collaborators may terminate our collaboration agreements in various circumstances. For example, in December 1998, we and Roche Products Inc. mutually terminated our agreement. We and each of Amgen and Sanofi-Synthelabo may mutually terminate our agreement, and, in addition:

    - Amgen and Sanofi-Synthelabo each may terminate its agreement with us if the results of any clinical trial of abarelix materially harms the product's commercial prospects;

    - Amgen may terminate its agreement with us at any time upon 90 days' prior written notice; and

    - Sanofi-Synthelabo may terminate its agreement with us if specified adverse events occur relating to our European patent applications or the related patents which may be issued covering abarelix or our Rel-Ease technology.

    We cannot assure you that any of our present or future collaborators will meet their obligations to us under the collaboration agreements. If a collaborator terminates its agreement with us or fails to perform, or delays performance of, its obligations, it could delay or prevent the development or commercialization of the potential product or research program. As a result, we could be forced to devote unforeseen additional resources to development and commercialization or to terminate one or more of our drug development programs. Due to increased operating costs and lost revenue associated with the termination of, or non-performance or delay of performance by a corporate collaborator under, a collaboration agreement, we could have to seek funds in addition to the net proceeds of both our initial public offering, which we completed in May 2000, and our follow-on public offering, which we completed in February 2001, to meet our capital requirements. We cannot assure you that we would be able to raise the necessary funds or negotiate additional corporate collaborations on acceptable terms, if at all, and we may have to curtail or cease operations. For instance, if, following the termination of our agreement with Roche, we had been unable to enter into an alternative collaboration for the development and commercialization of our abarelix products in a timely manner, we likely would have needed to delay or cut back our programs for the development of abarelix or other drugs and raise additional funds through one or more equity financings prior to the time we had planned to do so, and possibly on less than favorable terms.

IF WE OR OUR CORPORATE COLLABORATORS FAIL TO DEVELOP AND MAINTAIN OUR RELATIONSHIPS WITH THIRD-PARTY MANUFACTURERS, OR IF THESE MANUFACTURERS FAIL TO PERFORM ADEQUATELY, WE MAY BE UNABLE TO COMMERCIALIZE OUR PRODUCT CANDIDATES.

    Our ability to conduct clinical trials and commercialize our product candidates will depend in part on our ability to manufacture, or arrange for third-party manufacture of, our products on a large scale, at a competitive cost and in accordance with regulatory requirements. We or our corporate collaborators must establish and maintain a commercial scale formulation and manufacturing process for each of our potential products for which we seek marketing approval. We, our corporate collaborators or third-party manufacturers may encounter difficulties with these processes at any time that could result in delays in clinical trials, regulatory submissions or in the commercialization of potential products.

    We have no experience in large-scale product manufacturing, nor do we have the resources or facilities to manufacture products on a commercial scale. We will continue to rely upon contract manufacturers and, in certain instances, our corporate collaborators, to produce abarelix and other compounds for preclinical, clinical and commercial purposes for a significant period of time. Either we or our corporate collaborators have manufacturing and supply agreements with third parties, and if these agreements are not satisfactory, we may not be able to develop or commercialize potential products as planned. The manufacture of our potential products will be subject to current good manufacturing practices regulations. Third-party manufacturers are subject to regulatory review and may fail to comply with these good manufacturing practices regulations. If we or our corporate collaborators need to replace our current third-party manufacturers, or contract with additional manufacturers, this would necessitate new product testing and facility compliance inspections. This testing and inspection is costly and time-consuming. Any of these factors could prevent, or cause delays in, obtaining regulatory approvals for, and the manufacturing, marketing or selling of, our products and could also result in significantly higher operating expenses.

    If we fail to meet our manufacturing and supply obligations under our agreements with either Amgen or Sanofi-Synthelabo, they may assume manufacturing responsibility under their agreements to the extent they do not already have this responsibility. In addition, if this occurs, we must pay Sanofi-Synthelabo its incremental costs of assuming manufacturing responsibility.

DUE TO OUR INEXPERIENCE AND OUR LIMITED SALES AND MARKETING STAFF, WE WILL DEPEND ON THIRD PARTIES TO SELL AND MARKET OUR PRODUCTS.

    We have no experience in marketing or selling pharmaceutical products and have a limited marketing and sales staff. To achieve commercial success for any approved product, we must either develop a marketing and sales force or enter into arrangements with others to market and sell our products. We have granted Amgen and Sanofi-Synthelabo exclusive marketing and distribution rights for abarelix products in defined geographic locations. We have limited control over the decisions made by Amgen or Sanofi-Synthelabo or the resources they devote to the marketing and distribution of abarelix products in their respective territories. Moreover, our corporate collaborators may, subject to certain limitations with respect to Sanofi-Synthelabo, market products that compete with our products. Our marketing and distribution arrangements with Amgen and Sanofi-Synthelabo may not be successful, and we may not receive any revenues from these arrangements. Also, we cannot assure you that we will be able to enter into marketing and sales agreements on acceptable terms, if at all, for any other products.

BECAUSE WE DEPEND ON THIRD PARTIES TO CONDUCT LABORATORY TESTING AND HUMAN CLINICAL STUDIES AND ASSIST US WITH REGULATORY COMPLIANCE, WE MAY ENCOUNTER DELAYS IN PRODUCT DEVELOPMENT AND COMMERCIALIZATION.

    We have contracts with a limited number of research organizations to design and conduct our laboratory testing and human clinical studies. If we cannot contract for testing activities on acceptable terms, or at all, we may not complete our product development efforts in a timely manner. To the extent we rely on third parties for laboratory testing and human clinical studies, we may lose some control over these activities. For example, third parties may not complete testing activities on schedule or when we request. In addition, these third parties may not conduct our clinical trials in accordance with regulatory requirements. The failure of these third parties to carry out their contractual duties could delay or prevent the development and commercialization of our product candidates.

ALTERNATIVE TREATMENTS ARE AVAILABLE WHICH MAY IMPAIR OUR ABILITY TO CAPTURE MARKET SHARE FOR OUR POTENTIAL PRODUCTS.

    Alternative products exist or are under development to treat the diseases for which we are developing drugs. For example, the FDA has approved several drugs for the treatment of prostate cancer that respond to changes in hormone levels. Even if the FDA approves abarelix depot for commercialization for the treatment of prostate cancer, it may not compete favorably with existing treatments that already have an established market share. If abarelix depot does not achieve broad market acceptance as a drug for the treatment of prostate cancer, we may not become profitable.

WE COULD EXPERIENCE DELAYS IN THE RESEARCH, DEVELOPMENT OR COMMERCIALIZATION OF OUR PRODUCT CANDIDATES AS A RESULT OF CONFLICTS WITH OUR CORPORATE COLLABORATORS OR COMPETITION FROM THEM.

    An important part of our strategy involves conducting proprietary research programs. We may pursue opportunities that conflict with our collaborators' businesses. Disagreements with our collaborators could develop over rights to intellectual property, including the ownership of technology co-developed with our collaborators. Our current or future collaborators could develop or market products in the future that compete with our products. This could diminish our collaborators' commitment to us, and reduce the resources they devote to developing and commercializing our product candidates. For example, the U.S. subsidiary of Sanofi-Synthelabo has recently entered into a collaboration agreement with Atrix Laboratories, Inc., under which it will exclusively market Leuprogel, Atrix's product in development for the treatment of prostate cancer, in North America. If approved, Leuprogel is likely to compete with abarelix depot as a treatment for advanced stage prostate cancer.

    Conflicts or disputes with our collaborators, and competition from them, could harm our relationships with our other collaborators, restrict our ability to enter into future collaboration agreements and delay the research, development or commercialization of our product candidates.

MANY OF OUR COMPETITORS HAVE SUBSTANTIALLY GREATER RESOURCES THAN WE DO AND MAY BE ABLE TO DEVELOP AND COMMERCIALIZE PRODUCTS THAT MAKE OUR POTENTIAL PRODUCTS AND TECHNOLOGIES OBSOLETE OR NON-COMPETITIVE.

    A biotechnology company such as ours must keep pace with rapid technological change and faces intense competition. We compete with biotechnology and pharmaceutical companies for funding, access to new technology, research personnel and in product research and development. Many of these companies have greater financial resources and more experience than we do in developing drugs, obtaining regulatory approvals, manufacturing and marketing. We also face competition from academic and research institutions and government agencies pursuing alternatives to our products and technologies. We expect that all of our products under development will face intense competition from existing or future drugs.

    Our competitors may:

    - successfully identify drug candidates or develop products earlier than we do;

    - obtain approvals from the FDA or foreign regulatory bodies more rapidly than we do;

    - develop products that are more effective, have fewer side effects or cost less than our products; or

    - successfully market products that compete with our products.

    The success of our competitors in any of these efforts would adversely affect our ability to develop, commercialize and market our product candidates.

IF WE ARE UNABLE TO OBTAIN AND ENFORCE VALID PATENTS, WE COULD LOSE ANY COMPETITIVE ADVANTAGE WE MAY HAVE.

    Our success will depend in part on our ability to obtain patents and maintain adequate protection of our technologies and potential products. If we do not adequately protect our intellectual property, competitors may be able to use our technologies and erode our competitive advantage. For example, if we lose our patent protection for abarelix, another party could produce and market abarelix in direct competition with us. Some foreign countries lack rules and methods for defending intellectual property rights and do not protect proprietary rights to the same extent as the United States. Many companies have had difficulty protecting their proprietary rights in foreign countries.

    Patent positions are sometimes uncertain and usually involve complex legal and factual questions. We can protect our proprietary rights from unauthorized use by third parties only to the extent that our proprietary technologies are covered by valid and enforceable patents or are effectively maintained as trade secrets. We currently own or have exclusively licensed eleven issued United States patents. We have applied, and will continue to apply, for patents covering both our technologies and products as we deem appropriate. Others may challenge our patent applications or our patent applications may not result in issued patents. Moreover, any issued patents on our own inventions, or those licensed from third parties, may not provide us with adequate protection, or others may challenge the validity of, or seek to narrow or circumvent, these patents. Third-party patents may impair or block our ability to conduct our business. Additionally, third parties may independently develop products similar to our products, duplicate our unpatented products, or design around any patented products we develop.

IF WE ARE UNABLE TO PROTECT OUR TRADE SECRETS AND PROPRIETARY INFORMATION, WE COULD LOSE ANY COMPETITIVE ADVANTAGE WE MAY HAVE.

    In addition to patents, we rely on a combination of trade secrets, confidentiality, nondisclosure and other contractual provisions, and security measures to protect our confidential and proprietary information. These measures may not adequately protect our trade secrets or other proprietary information. If they do not adequately protect our rights, third parties could use our technology, and we could lose any competitive advantage we may have. In addition, others may independently develop similar proprietary information or techniques, which could impair any competitive advantage we may have.

IF OUR TECHNOLOGIES, PROCESSES OR POTENTIAL PRODUCTS CONFLICT WITH THE PATENTS OF COMPETITORS, UNIVERSITIES OR OTHERS, WE COULD HAVE TO ENGAGE IN COSTLY LITIGATION AND BE UNABLE TO COMMERCIALIZE THOSE PRODUCTS.

    Our technologies, processes or potential products may give rise to claims that they infringe other patents. A third party could force us to pay damages, to stop our use of the technologies or processes, or to stop our manufacturing or marketing of the affected products by bringing a legal action against us for infringement. In addition, a third party could require us to obtain a license to continue to use the technologies or processes or manufacture or market the affected products, and we may not be able to do so. We believe that significant litigation will continue in our industry regarding patent and other intellectual property rights. If we become involved in litigation, it could consume a substantial portion of our resources. Even if legal actions were meritless, defending a lawsuit could take significant time, be expensive and divert management's attention from other business concerns.

IF THIRD PARTIES TERMINATE OUR LICENSES, WE COULD EXPERIENCE DELAYS OR BE UNABLE TO COMPLETE THE DEVELOPMENT AND COMMERCIALIZATION OF OUR POTENTIAL PRODUCTS.

    We license some of our technology from third parties. Termination of our licenses could force us to delay or discontinue some of our development and commercialization programs. For example, if Advanced Research and Technology Institutes, Inc., the assignee of Indiana University Foundation, terminated our abarelix license, we could have to discontinue development and commercialization of our abarelix products. We cannot assure you that we would be able to license substitute technology in the future. Our inability to do so could impair our ability to conduct our business because we may lack the technology, or the necessary rights to technology, required to develop and commercialize our potential products.

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

WE MAY BE UNABLE TO SUBLEASE OUR CURRENT FACILITIES OR FIND SUITABLE TENANTS FOR A PORTION OF OUR NEW FACILITY.

    We have exceeded the capacity of our current facilities, and recently purchased, through our wholly owned real estate subsidiary, a new facility in Waltham, Massachusetts. In July 2000, we executed a 15-year lease with this subsidiary for our new facility. We intend to sublease a portion of our new facility to third parties and expect to sublease our current facility. In addition, in connection with our move to the new facility, we are consolidating the Provid Research division with our Massachusetts operations and intend to sublease our Provid facility located in New Jersey. We may not be able to find suitable sub-tenants to occupy these spaces in a timely manner, if at all. If we are unable to find suitable sub-tenants in a timely manner, we may experience greater than anticipated operating expenses in the future.

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

    Recruiting and retaining qualified scientific personnel to perform future research and development work also will be critical to our success. Competition for skilled personnel is intense and the turnover rate can be high. We compete with numerous companies and academic and other research institutions for experienced scientists. This competition may limit our ability to recruit and retain qualified personnel on acceptable terms. Failure to attract and retain qualified personnel would prevent us from successfully developing our products or core technologies and launching our products commercially. Our planned activities may require the addition of new personnel, including management, and the development of additional expertise by existing management personnel. The inability to retain these personnel or to develop this expertise could result in delays in the research, development and commercialization of our potential products.

WE MAY HAVE SUBSTANTIAL EXPOSURE TO PRODUCT LIABILITY CLAIMS AND MAY NOT HAVE ADEQUATE INSURANCE TO COVER THOSE CLAIMS.

    We may be held liable if any product we develop, or any product made by others using our technologies, causes injury. We have only limited product liability insurance coverage for our potential products in clinical trials. We intend to expand our product liability insurance coverage of any of our products for which we obtain marketing approval. However, this insurance may be prohibitively expensive or may not fully cover our potential liabilities. Our inability to obtain adequate insurance coverage at an acceptable cost could prevent or inhibit the commercialization of our products. If a third party sues us for any injury caused by products made by us or using our technologies, our liability could exceed our total assets.

WE USE HAZARDOUS CHEMICALS AND RADIOACTIVE AND BIOLOGICAL MATERIALS IN OUR BUSINESS AND ANY CLAIMS RELATING TO THE HANDLING, STORAGE OR DISPOSAL OF THESE MATERIALS COULD BE TIME CONSUMING AND COSTLY.

    Our research and development processes involve the controlled use of hazardous materials, including chemicals and radioactive and biological materials. The health risks associated with accidental exposure to abarelix include temporary impotence or infertility and harmful effects on pregnant women.

Our operations also produce hazardous waste products. We cannot completely eliminate the risk of accidental contamination or discharge from hazardous materials and any resultant injury. Federal, state and local laws and regulations govern the use, manufacture, storage, handling and disposal of hazardous materials. Compliance with environmental laws and regulations is necessary and expensive. Current or future environmental regulations may impair our research, development or production efforts. We may be required to pay fines, penalties or damages in the event of noncompliance or the exposure of individuals to hazardous materials.

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

IF WE ENGAGE IN AN ACQUISITION, WE WILL INCUR A VARIETY OF COSTS AND MAY NEVER REALIZE THE ANTICIPATED BENEFITS OF THE ACQUISITION.

    If appropriate opportunities become available, we may attempt to acquire businesses, products or technologies that we believe are a strategic fit with our business. We currently have no commitments or agreements for any acquisitions, nor are there any negotiations with respect to any specific transaction. If we do undertake any transaction of this sort, the process of integrating an acquired business, product or technology may result in unforeseen operating difficulties and expenditures and may absorb significant management attention that would otherwise be available for ongoing development of our business. Moreover, we may fail to realize the anticipated benefits of any acquisition. Future acquisitions could dilute your ownership interest in us and could cause us to incur debt, expose us to future liabilities and result in amortization expenses related to goodwill and other intangible assets.

THE MARKET PRICE OF OUR COMMON STOCK MAY EXPERIENCE EXTREME PRICE AND VOLUME
  FLUCTUATIONS.

    The market price of our common stock may fluctuate substantially due to a variety of factors, including, but not limited to:

    - announcement of FDA approval or disapproval of our product candidates;

    - the willingness of collaborators to commercialize our product candidates and the timing of commercialization;

    - announcements of technological innovations or new products by us or our competitors;

    - the success rate of our discovery efforts and clinical trials leading to performance-based payments and revenues under our collaboration agreements;

    - loss of corporate collaborators, failure by our corporate collaborators to perform their obligations or disputes with our corporate collaborators;

    - developments or disputes concerning patents or proprietary rights, including announcements of claims of infringement, interference or litigation against us or our licensors;

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

    In addition, the stock market has experienced extreme price and volume fluctuations. The market prices of the securities of biotechnology companies, particularly companies like ours without current product revenues and earnings, have been highly volatile, and may continue to be highly volatile in the future. This volatility has often been unrelated to the operating performance of particular companies. In the past, securities class action litigation has often been brought against companies that experience volatility in the market price of their securities. Whether or not meritorious, litigation brought against us could result in substantial costs and a diversion of management's attention and resources.

WE EXPECT THAT OUR QUARTERLY RESULTS OF OPERATIONS WILL FLUCTUATE, AND THIS FLUCTUATION COULD CAUSE OUR STOCK PRICE TO DECLINE.

    Our quarterly operating results have fluctuated in the past and are likely to do so in the future. These fluctuations could cause our stock price to decline. Some of the factors that could cause our operating results to fluctuate include:

    - the delay or failure of any of our corporate collaborators to meet their payment or other obligations, or termination of any of our agreements with them;

    - the timing of development and commercialization of our abarelix products leading to performance-based payments and revenues under our agreements with our corporate collaborators;

    - the timing and level of expenses, and of expense reimbursement payments, related to the development and commercialization of our abarelix products, or to our other research and development programs; and

    - the timing of our commercialization of other products resulting in revenues.

    Due to the possibility of fluctuations in our revenues and expenses, we believe that quarter-to-quarter comparisons of our operating results are not a good indication of our future performance.

FUTURE SALES OF OUR COMMON STOCK MAY CAUSE OUR STOCK PRICE TO DECLINE.

    If our stockholders sell substantial amounts of our common stock in the public market, or the perception that such sales may occur exists, the market price of our common stock could decline. The 9,200,000 shares of common stock sold in our initial public offering in May 2000 are all freely tradeable in the public market. Additionally, all of the 8,337,500 shares sold in our follow-on public offering in February to purchasers other than our affiliates are freely tradeable in the public market. Any shares of common stock held by our affiliates may generally only be sold in compliance with Rule 144 under the Securities Act. As of March 15, 2001, approximately 4.9 million outstanding shares of common stock were held by our affiliates or former affiliates. In addition, in connection with our follow-on public offering, holders of approximately 2.2 million shares of common stock outstanding as of March 15, 2001 have agreed not to offer, sell, contract to sell or otherwise dispose of their shares of common stock through May 15, 2001 without the prior written consent of the underwriters for the offering. Substantially all of our remaining outstanding shares of common stock may be freely sold without volume restrictions pursuant to Rule 144(k) or Rule 701 under the Securities Act.

    One of our stockholders, which until recently was one of our affiliates, owned approximately 7.3 million shares of common stock immediately after completion of our initial public offering. This stockholder sold approximately
3.7 million of these shares in market transactions subject to the volume limitations and other requirements of Rule 144 from late October 2000 through the end of 2000. This stockholder sold an additional 750,000 shares as part of our follow-on public offering. The remaining approximately 2.9 million shares held by this stockholder will be eligible for resale without volume restrictions under Rule 144(k) after April 15, 2001, upon the expiration of the 60-day lock-up agreement executed by this stockholder in connection with our follow-on public offering.

ANTI-TAKEOVER PROVISIONS IN OUR CHARTER AND BY-LAWS, OUR RIGHTS AGREEMENT AND UNDER DELAWARE LAW MAY MAKE AN ACQUISITION OF US MORE DIFFICULT, EVEN IF AN ACQUISITION WOULD BE BENEFICIAL TO OUR STOCKHOLDERS.

    Provisions in our certificate of incorporation and by-laws may delay or prevent an acquisition of us or a change in our management. Also, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, which may prohibit or delay large stockholders, in particular those owning 15% or more of our outstanding voting stock, from merging or combining with us. In addition, the rights issued under our rights agreement may be a substantial deterrent to a person acquiring 10% or more of our common stock without the approval of our board of directors. These provisions in our charter and by-laws, rights agreement and under Delaware law could reduce the price that investors might be willing to pay for shares of our common stock in the future and result in the market price being lower that it would be without these provisions.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

    The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we invest in may have market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with an interest rate fixed at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline. We believe that a 10% decline in the average yield of our investments would adversely impact our net interest income. We do not believe, however, that a 10% decline would have a material adverse effect on our overall results of operations or cash flows. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds and government and non-government debt securities. The average duration of all of our investments in 1999 and 2000 was less than one year. Due to the short-term nature of these investments, we believe we have no material exposure to interest rate risk arising from our investments.

    In connection with the purchase of our new facility in July 2000, our wholly owned real estate subsidiary executed an acquisition and construction loan agreement that provides for up to $33.0 million in borrowings at a floating interest rate indexed to the 30-day LIBOR. Concurrent with that transaction, the subsidiary also entered into an interest rate cap agreement which limits exposure to interest rate increases to 30-day LIBOR plus 1.25%. With regard to borrowings under the loan agreement, we believe that we have mitigated our risk to significant adverse fluctuations in interest rates and we do not believe that a 10% change in interest rates would have a material impact on our results of operations or cash flows.

    Accordingly, we do not believe that there is any material market risk exposure with respect to derivative or other financial instruments that would require quantitative tabular disclosure.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

    The financial statements required by this Item are included on pages F-1 through F-20 of this report. The supplementary financial information required by this Item is included in the section of this report captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations," under the heading "Selected Quarterly Operating Results."

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    Information required by this Item with respect to directors, executive officers and compliance with Section 16(a) of the Securities Act of 1934, as amended, may be found in the sections captioned "Board Actions; Committees of the Board of Directors," "Nominees for Election to the Board of Directors," "Executive Officers Who Are Not Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" appearing in our definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders expected to be held on May 23, 2001. Such information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

    Information required by this Item may be found in the sections captioned "Board Actions; Committees of the Board of Directors, "Director Compensation," "Summary Compensation Table," "Option Grants in Fiscal 2000," "Aggregated Option Exercises in Last Fiscal Year and Option Values at December 31, 2000," "Employment Agreements/Change of Control Arrangements" and "Compensation Committee Interlocks and Insider Participation" appearing in our definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders expected to be held on May 23, 2001. Such information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    Information required by this Item may be found in the section captioned "Stock Ownership of Certain Beneficial Owners and Management" appearing in our definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders expected to be held on May 23, 2001. Such information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    Information required by this Item may be found in the section captioned "Certain Relationships and Related Transactions" appearing in our definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders expected to be held on May 23, 2001. Such information is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

    (A) 1. FINANCIAL STATEMENTS

    The financials statements filed as part of this report are listed on the Index to Consolidated Financial Statements located on page F-1, immediately following the signature page of this report.

    2. FINANCIAL STATEMENT SCHEDULES

    All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

    3. EXHIBITS

     EXHIBIT NO.        EXHIBIT
     -----------        -------
    3.1                 Amended and Restated Certificate of Incorporation (2)

    3.2                 Amended and Restated By-Laws (2)

    4.1                 Specimen certificate representing shares of common stock (1)

    4.2                 Specimen certificate representing shares of common stock
                        (including Rights Agreement Legend) (5)

    4.3                 Warrant to purchase Common Stock dated as of May 13, 1997
                        (1)

    4.4                 Amendment dated as of January 30, 2001 between PRAECIS and
                        Sanofi- Synthelabo Inc. (formerly Sylamerica, Inc.) to the
                        Warrant for the Purchase of Shares of Common Stock issued by
                        PRAECIS to Sylamerica, Inc. (5)

    4.5                 Rights Agreement between PRAECIS and American Stock Transfer
                        & Trust Company, as Rights Agent (6)

    4.6                 Form of Certificate of Designations of Series A Junior
                        Participating Preferred Stock (attached as Exhibit A to the
                        Rights Agreement filed as Exhibit 4.5 hereto) (6)

    4.7                 Form of Rights Certificate (attached as Exhibit B to the
                        Rights Agreement filed as Exhibit 4.5 hereto) (6)

   10.1*                Second Amended and Restated 1995 Stock Plan (3)

   10.2*                Executive Management Bonus Plan, as amended and restated as of January 30, 2001 (supersedes the version filed as Exhibit
                        10.2 to Registration Statement on Form S-1 (Registration No.
                        333-54342) initially filed with the Securities and Exchange
                        Commission on January 26, 2001 and declared effective on
                        February 14, 2001)

   10.3*                Employee Stock Purchase Plan (4)

   10.4                 Amended and Restated Stockholders Agreement dated as of
                        April 30, 1998 by and among PRAECIS and certain stockholders referred to therein, as amended by Amendment No. 1 dated as of May 14, 1998, Amendment No. 2 dated as of July 21, 1998 and Amendment No. 3 dated as of January 31, 2000 (1)

   10.5                 Amendment No. 4 dated as of September 1, 2000 to Amended and
                        Restated Stockholders Agreement dated as of April 30, 1998 by and among PRAECIS and certain stockholders referred to
                        therein, as amended (4)

     EXHIBIT NO.        EXHIBIT
     -----------        -------
   10.6                 Stock and Warrant Purchase Agreement dated as of May 13,
                        1997 by and between Sylamerica, Inc. and PRAECIS (1)

   10.7                 Waiver and Amendment dated as of January 26, 2001 between
                        PRAECIS and Sanofi-Synthelabo Inc. (formerly Sylamerica,
                        Inc.) to the Stock and Warrant Purchase Agreement dated as of May 13, 1997 by and between Sylamerica, Inc. and PRAECIS
                        (5)

   10.8+                License Agreement dated as of May 13, 1997 by and between
                        PRAECIS and Synthelabo, as amended by letters dated July 31,
                        1997, October 1, 1998 and June 17, 1999 (1)

   10.9+ Amended and Restated Binding Agreement in Principle effective as of March 8, 1999 by and between PRAECIS and Amgen Inc. (1)

   10.10                Amendment to Amended and Restated Binding Agreement in
                        Principle effective as of March 8, 1999 by and between PRAECIS and Amgen Inc. (4)

   10.11+               Collaboration Agreement dated as of January 31, 2000 by and between Human Genome Sciences, Inc. and PRAECIS (1)

   10.12+               Collaboration and License Agreement dated as of August 1,
                        1996 by and between PRAECIS and Boehringer Ingelheim
                        International GmbH (1)

   10.13+ License Agreement effective as of October 17, 1996 by and between PRAECIS and Indiana University Foundation, as amended as of June 3, 1998 (1)

   10.14+               License Agreement dated as of April 15, 1999 between
                        Pharmaceutical Applications Associates LLC, C. Donald
                        Williams, M.D.C.G.P., Robert Murdock, R.Ph. and PRAECIS (5)

   10.15                Amendment No. 1 dated as of August 25, 2000 to License
                        Agreement dated as of April 15, 1999 between Pharmaceutical
                        Applications Associates LLC, C. Donald Williams, M.D.,
                        C.G.P., Robert Murdock, R.Ph. and PRAECIS (5)

   10.16+ Supply Agreement dated as of July 23, 1998 by and between PRAECIS and Salsbury Chemicals, Inc. (1)

   10.17                Lease dated as of April 28, 1994 by and between PRAECIS and
                        The Charles Stark Draper Laboratory, Inc. (1)

   10.18                Lease dated as of August 19, 1998 by and between PRAECIS and
                        BDG Piscataway, LLC (1)

   10.19 Letter Amendment, effective as of March 1, 2000, to Lease dated as of August 19, 1998 by and between PRAECIS and BDG
                        Piscataway, LLC (3)

   10.20                Contract of Sale dated as of January 14, 2000 by and between
                        Best Property Fund, L.P. and PRAECIS, as amended as of
                        February 7, 2000 (1)

   10.21                Acquisition and Construction Loan Agreement dated as of July
                        11, 2000 between 830 Winter Street LLC and Anglo Irish Bank
                        Corporation plc and related Loan and Security Agreements (3)

   10.22                Guaranty of Costs and Completion dated as of July 11, 2000
                        (3)

   10.23                Guaranty of Non-Recourse Exceptions dated as of July 11,
                        2000 (3)

   10.24                Environmental Compliance and Indemnity Agreement dated as of
                        July 11, 2000 executed by 830 Winter Street LLC and PRAECIS
                        (3)

     EXHIBIT NO.        EXHIBIT
     -----------        -------
   10.25                Lease Agreement dated as of July 11, 2000 between 830 Winter
                        Street LLC, as landlord, and PRAECIS, as tenant (3)

   21.1                 List of Subsidiaries of PRAECIS (5)

   23.1                 Consent of Ernst & Young LLP

   24.1 Power of Attorney (included on the signature page of this Report on Form 10-K)

------------------------

*   Represents a management contract or compensatory plan or arrangement.

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

(4) Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 filed with the Securities and Exchange Commission on November 13, 2000.

(5) Incorporated by reference to Registration Statement on Form S-1 (Registration No. 333-54342) initially filed with the Securities and Exchange Commission on January 26, 2001 and declared effective on February 14, 2001.

(6) Incorporated by reference to Registration Statement on Form 8-A filed with the Securities and Exchange Commission on January 26, 2001.

+ Confidential treatment has been granted for certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

    (B) REPORTS ON FORM 8-K.

    On December 13, 2000, we filed a Current Report on Form 8-K to file under
Item 5 (Other Events) a copy of our Press Release dated December 13, 2000.

    On December 19, 2000, we filed a Current Report on Form 8-K to file under
Item 5 (Other Events) a copy of our Press Release dated December 19, 2000.

    On December 29, 2000, we filed a Current Report on Form 8-K to file under
Item 5 (Other Events) a copy of our Press Release dated December 29, 2000.

                                   SIGNATURE

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Cambridge, Commonwealth of Massachusetts, on this 29th day of March, 2001.

                                                       PRAECIS PHARMACEUTICALS INCORPORATED

                                                       By:  /s/ KEVIN F. MCLAUGHLIN
                                                            -----------------------------------------
                                                            Kevin F. McLaughlin
                                                            CHIEF FINANCIAL OFFICER, SENIOR VICE
                                                            PRESIDENT, TREASURER AND SECRETARY

                               POWER OF ATTORNEY

    KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Malcolm L. Gefter and Kevin F. McLaughlin and each of them, as such person's true and lawful attorney-in-fact and agent with full power of substitution and revocation for such person and in such person's name, place and stead, in any and all capacities, to execute any and all amendments to this Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

    Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed by the following persons in the capacities indicated on March 29, 2001.

                      SIGNATURE                                            TITLE
                      ---------                                            -----
            /s/ MALCOLM L. GEFTER, PH.D.
     -------------------------------------------       Chairman of the Board, Chief Executive Officer
              Malcolm L. Gefter, Ph.D.                   and President (PRINCIPAL EXECUTIVE OFFICER)

               /s/ KEVIN F. MCLAUGHLIN                 Chief Financial Officer, Senior Vice
     -------------------------------------------         President, Treasurer and Secretary
                 Kevin F. McLaughlin                     (PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)

              /s/ G. LEONARD BAKER, JR.
     -------------------------------------------       Director
                G. Leonard Baker, Jr.

                /s/ HENRY F. MCCANCE
     -------------------------------------------       Director
                  Henry F. McCance

                /s/ DAVID B. SHARROCK
     -------------------------------------------       Director
                  David B. Sharrock

                      SIGNATURE                                            TITLE
                      ---------                                            -----
                /s/ WILLIAM R. RINGO
     -------------------------------------------       Director
                  William R. Ringo

                /s/ ALBERT L. ZESIGER
     -------------------------------------------       Director
                  Albert L. Zesiger

                      PRAECIS PHARMACEUTICALS INCORPORATED

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                PAGE
                                                              --------
Report of Independent Auditors..............................    F-2
Consolidated Balance Sheets.................................    F-3
Consolidated Statements of Operations.......................    F-4
Consolidated Statements of Stockholders' Equity.............    F-5
Consolidated Statements of Cash Flows.......................    F-6
Notes to Consolidated Financial Statements..................    F-7

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors and Stockholders
PRAECIS PHARMACEUTICALS INCORPORATED

    We have audited the accompanying consolidated balance sheets of PRAECIS PHARMACEUTICALS INCORPORATED as of December 31, 1999 and 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of PRAECIS PHARMACEUTICALS INCORPORATED at December 31, 1999 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

                                                           /s/ ERNST & YOUNG LLP

Boston, Massachusetts
January 25, 2001,
  except for Note 12,
  as to which the date
  is February 27, 2001

                      PRAECIS PHARMACEUTICALS INCORPORATED

                          CONSOLIDATED BALANCE SHEETS

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1999       2000
                                                              --------   --------
ASSETS
Current assets:
  Cash and cash equivalents.................................  $ 94,525   $132,207
  Accounts receivable.......................................     8,121      1,079
  Refundable income taxes...................................        --      4,853
  Unbilled revenue..........................................     4,259      1,493
  Materials inventory.......................................    21,100         --
  Prepaid expenses and other assets.........................       708        786
  Deferred income taxes.....................................     5,575         --
                                                              --------   --------
    Total current assets....................................   134,288    140,418
Property and equipment, net.................................     6,043     53,821
Other assets................................................        --      1,332
                                                              --------   --------
    Total assets............................................  $140,331   $195,571
                                                              ========   ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $  9,936   $ 12,834
  Accrued expenses..........................................     6,859      7,142
  Deferred revenue..........................................     5,501      4,709
  Advance payments..........................................    21,100         --
  Income taxes payable......................................     4,672         --
                                                              --------   --------
    Total current liabilities...............................    48,068     24,685
Deferred revenue............................................     4,547        355
Long term debt..............................................        --     24,000
Commitments and contingencies
Stockholders' equity:
  Preferred Stock-Unallocated, $0.01 par value, 10,000,000
    shares authorized; no shares issued or outstanding......        --         --
  Series A, B, C, D, E Convertible Preferred Stock, $0.01
    par value; 3,750,000 shares authorized; 3,417,300 shares
    in 1999 and no shares in 2000 issued and outstanding....        35         --
  Common Stock, $0.01 par value; 60,000,000 shares in 1999
    and 200,000,000 shares in 2000 authorized; 6,358,684
    shares in 1999 and 42,284,199 shares in 2000 issued and
    outstanding.............................................        64        423
  Additional paid-in capital................................    88,710    175,937
  Accumulated deficit.......................................    (1,093)   (29,829)
                                                              --------   --------
    Total stockholders' equity..............................    87,716    146,531
                                                              --------   --------
    Total liabilities and stockholders' equity..............  $140,331   $195,571
                                                              ========   ========

SEE ACCOMPANYING NOTES.

                      PRAECIS PHARMACEUTICALS INCORPORATED

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1998       1999       2000
                                                              --------   --------   --------
Revenues:
  Corporate collaborations..................................  $37,624    $61,514    $ 61,189
  Contract services.........................................    1,943         --          --
                                                              -------    -------    --------
    Total revenues..........................................   39,567     61,514      61,189
Costs and expenses:
  Research and development..................................   33,704     48,764      85,915
  Sales and marketing.......................................       --      2,601       6,444
  General and administrative................................    3,605      3,572       5,285
                                                              -------    -------    --------
    Total costs and expenses................................   37,309     54,937      97,644
                                                              -------    -------    --------
Operating income (loss).....................................    2,258      6,577     (36,455)
Interest income.............................................    3,562      4,484       8,195
Interest expense............................................      (46)       (11)       (376)
                                                              -------    -------    --------
Income (loss) before income taxes...........................    5,774     11,050     (28,636)
Provision for income taxes..................................      100      1,800         100
                                                              -------    -------    --------
Net income (loss)...........................................  $ 5,674    $ 9,250    $(28,736)
                                                              =======    =======    ========
Net income (loss) per share:
  Basic.....................................................  $  0.99    $  1.51    $  (0.95)
                                                              =======    =======    ========
  Diluted...................................................  $  0.16    $  0.24    $  (0.95)
                                                              =======    =======    ========
Weighted average number of common shares:
  Basic.....................................................    5,738      6,106      30,259
  Diluted...................................................   35,139     37,849      30,259
Unaudited pro forma net income (loss) per share:
  Basic...............................................................   $  0.29    $  (0.74)
                                                                         =======    ========
  Diluted.............................................................   $  0.24    $  (0.74)
                                                                         =======    ========
Unaudited pro forma weighted average number of common
  shares:
  Basic...............................................................    31,714      38,794
  Diluted.............................................................    37,849      38,794

SEE ACCOMPANYING NOTES.

                      PRAECIS PHARMACEUTICALS INCORPORATED
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                           PREFERRED STOCK
                                      -----------------------------------------------------------------------------------------
                                            SERIES A               SERIES B               SERIES C               SERIES D
                                      ---------------------   -------------------   ---------------------   -------------------
                                        SHARES      AMOUNT     SHARES     AMOUNT      SHARES      AMOUNT     SHARES     AMOUNT
                                      ----------   --------   --------   --------   ----------   --------   --------   --------
Balance at December 31, 1997........   1,041,166     $10       63,700       $1       1,052,632     $11       359,324      $4
Issuance of Series E Convertible
  Preferred Stock...................
Common Stock issued upon exercise of
  stock options.....................
Net income..........................
                                      ----------     ---      -------       --      ----------     ---      --------      --
Balance at December 31, 1998........   1,041,166      10       63,700        1       1,052,632      11       359,324       4
Common Stock issued upon
  exercise of stock options.........
Net income..........................
                                      ----------     ---      -------       --      ----------     ---      --------      --
Balance at December 31, 1999........   1,041,166      10       63,700        1       1,052,632      11       359,324       4
Common Stock issued upon initial
  public offering (net of $7,735 in
  offering costs)...................
Conversion of Preferred Stock on
  initial public offering...........  (1,041,166)    (10)     (63,700)      (1)     (1,052,632)    (11)     (359,324)     (4)
Stock compensation..................
Issuance of Common Stock............
Common Stock issued upon stock
  grants............................
Common Stock issued upon warrant
  exercises.........................
Net loss............................
                                      ----------     ---      -------       --      ----------     ---      --------      --
Balance at December 31, 2000........
                                      ==========     ===      =======       ==      ==========     ===      ========      ==

                                        PREFERRED STOCK
                                      -------------------
                                           SERIES E             COMMON STOCK        ADDITIONAL                      TOTAL
                                      -------------------   ---------------------    PAID-IN     ACCUMULATED    STOCKHOLDERS'
                                       SHARES     AMOUNT      SHARES      AMOUNT     CAPITAL       DEFICIT         EQUITY
                                      --------   --------   ----------   --------   ----------   ------------   -------------
Balance at December 31, 1997........                         5,064,758     $ 51      $ 50,847      $(16,017)      $ 34,907
Issuance of Series E Convertible
  Preferred Stock...................   900,478      $9                                 37,622                       37,631
Common Stock issued upon exercise of
  stock options.....................                           855,416        8           153                          161
Net income..........................                                                                  5,674          5,674
                                      --------      --      ----------     ----      --------      --------       --------
Balance at December 31, 1998........   900,478       9       5,920,174       59        88,622       (10,343)        78,373
Common Stock issued upon
  exercise of stock options.........                           438,510        5            88                           93
Net income..........................                                                                  9,250          9,250
                                      --------      --      ----------     ----      --------      --------       --------
Balance at December 31, 1999........   900,478       9       6,358,684       64        88,710        (1,093)        87,716
Common Stock issued upon initial
  public offering (net of $7,735 in
  offering costs)...................                         9,200,000       92        84,173                       84,265
Conversion of Preferred Stock on
  initial public offering...........  (900,478)     (9)     25,607,850      256          (221)
Stock compensation..................                                                    1,325                        1,325
Issuance of Common Stock............                         1,006,787       10         1,884                        1,894
Common Stock issued upon stock
  grants............................                             4,250                     66                           66
Common Stock issued upon warrant
  exercises.........................                           106,628        1                                          1
Net loss............................                                                                (28,736)       (28,736)
                                      --------      --      ----------     ----      --------      --------       --------
Balance at December 31, 2000........                        42,284,199     $423      $175,937      $(29,829)      $146,531
                                      ========      ==      ==========     ====      ========      ========       ========

SEE ACCOMPANYING NOTES.

                      PRAECIS PHARMACEUTICALS INCORPORATED

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1998       1999       2000
                                                              --------   --------   --------
OPERATING ACTIVITIES:
Net income (loss)...........................................  $ 5,674    $  9,250   $(28,736)
Adjustments to reconcile net income (loss) to cash provided
  by (used in) operating activities:
  Depreciation and amortization.............................    1,005       1,354      4,745
  Deferred income taxes.....................................     (280)     (5,295)     5,575
  Stock compensation........................................       --          --      1,391
  Changes in operating assets and liabilities:
    Accounts receivable.....................................    1,867      (7,441)     7,042
    Refundable income taxes.................................       --          --     (4,853)
    Unbilled revenues.......................................    1,071      (4,259)     2,766
    Materials inventory.....................................       --     (21,100)    21,100
    Prepaid expenses and other assets.......................     (328)       (182)    (1,410)
    Accounts payable........................................     (213)      8,672      2,898
    Accrued expenses........................................    2,468        (372)       283
    Deferred revenue........................................   (2,265)      6,711     (4,984)
    Advance payments........................................       --      21,100    (21,100)
    Income taxes payable....................................      230       4,442     (4,672)
                                                              -------    --------   --------
Net cash provided by (used in) operating activities.........    9,229      12,880    (19,955)

INVESTING ACTIVITIES:
Purchase of property and equipment..........................   (1,492)     (3,556)   (52,523)
                                                              -------    --------   --------
Net cash used in investing activities.......................   (1,492)     (3,556)   (52,523)

FINANCING ACTIVITIES:
Initial public offering proceeds............................       --          --     84,265
Proceeds from debt issuance.................................       --          --     24,000
Proceeds from the issuance of Common Stock, options and
  warrants..................................................      161          93      1,895
Principal repayments of capital lease obligations...........     (421)       (190)        --
Proceeds from sale of Convertible Preferred Stock...........   37,631          --         --
                                                              -------    --------   --------
Net cash provided by (used in) financing activities.........   37,371         (97)   110,160
                                                              -------    --------   --------
Increase in cash and cash equivalents.......................   45,108       9,227     37,682
Cash and cash equivalents at beginning of year..............   40,190      85,298     94,525
                                                              -------    --------   --------
Cash and cash equivalents at end of year....................  $85,298    $ 94,525   $132,207
                                                              =======    ========   ========

SEE ACCOMPANYING NOTES.

                      PRAECIS PHARMACEUTICALS INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

THE COMPANY

    PRAECIS PHARMACEUTICALS INCORPORATED (the "Company") was incorporated under the name Pharmaceutical Peptides, Inc. in July 1993 under the laws of the State of Delaware. The Company is a drug discovery and development company engaged in the development of drugs for the treatment of human diseases.

USE OF ESTIMATES

    The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates.

PRINCIPLES OF CONSOLIDATION

    The accompanying consolidated financial statements include the Company's accounts and the accounts of its wholly owned real estate subsidiary. All significant intercompany account balances and transactions between the companies have been eliminated.

2.  SIGNIFICANT ACCOUNTING POLICIES

CASH EQUIVALENTS

    Cash equivalents consist principally of money market funds with original maturities of three months or less at the date of purchase.

CONCENTRATIONS OF CREDIT RISK

    Financial instruments which potentially subject the Company to concentration of credit risk consist principally of cash equivalents and accounts receivable. The Company places its cash equivalents with high credit quality financial institutions and, by policy, limits the credit exposure to any one financial instrument; accounts receivable are limited to amounts due from collaborators.

UNBILLED REVENUE

    Unbilled revenue represents reimbursable costs incurred by the Company but not yet billed under corporate collaboration agreements. Billings are prepared monthly upon receipt of all reimbursable cost documentation.

INVENTORY

    Materials inventory is carried at the lower of actual cost or market (net realizable value).

PROPERTY AND EQUIPMENT

    Equipment is recorded at cost, and includes capitalized leases which are stated at the present value of future minimum lease obligations at the date of inception of the lease. Depreciation is recorded over the shorter of the estimated useful life of the asset or the term of the lease using the straight-line

                      PRAECIS PHARMACEUTICALS INCORPORATED

2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) method. Leasehold improvements are stated at cost and are amortized over the remaining life of the building lease. Interest is capitalized in connection with the construction of facilities. The capitalized interest is recorded as part of the asset to which it relates and is amortized over the asset's estimated useful life. Interest capitalized into construction in progress during 1999 and 2000 was zero and approximately $0.8 million, respectively.

REVENUE RECOGNITION

    Revenue is deemed earned when all of the following have occurred: all obligations of the Company relating to the revenue have been met and the earning process is complete; the monies received or receivable are not refundable irrespective of research results; and there are neither future obligations nor future milestones to be met by the Company with respect to such revenue.

    CORPORATE COLLABORATIONS. Revenues are earned based upon research expenses incurred and milestones achieved. Non-refundable payments upon initiation of contracts are deferred and amortized over the period in which the Company is obligated to participate on a continuing and substantial basis in the research and development activities outlined in each contract. Amounts received in advance of reimbursable expenses are recorded as deferred revenue until the related expenses are incurred. Milestone payments are recognized as revenue in the period in which the parties agree that the milestone has been achieved and it is deemed that no further obligations exist.

    CONTRACT SERVICES. Revenues are earned as services are performed or the related expenses are incurred. Amounts received in advance of reimbursable services to be performed are recorded as deferred revenue until the related services are performed.

INCOME TAXES

    The Company provides for income taxes under Statement of Financial Accounting Standards ("SFAS") No. 109, ACCOUNTING FOR INCOME TAXES. Under this method, deferred taxes are recognized using the liability method, whereby tax rates are applied to cumulative temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes based on when and how they are expected to affect the tax return.

TECHNOLOGY, LICENSES AND PATENTS

    Costs associated with acquired technology, licenses and patents are expensed as incurred.

STOCK-BASED COMPENSATION

    The Company has elected to follow Accounting Principles Board Opinion
No. 25., ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES ("APB 25"), in accounting for its stock-based employee compensation plans, rather than the alternative fair value accounting method provided for under SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION ("SFAS No. 123"), as SFAS No. 123 requires the use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, when the exercise price of options granted under these plans equals the market price of the underlying stock on the date of grant, no compensation expense is required.

                      PRAECIS PHARMACEUTICALS INCORPORATED

2.  SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
ACCOUNTING PRONOUNCEMENTS

    In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, which is effective for fiscal year 2001. This Statement requires all derivatives to be carried on the balance sheet as assets or liabilities at fair value. The accounting for changes in fair value would depend on the hedging relationship and would be reported in the income statement or as a component of comprehensive income. The Company believes that the adoption of this new accounting standard is not expected to have a material impact on the Company's financial statements.

    In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin 101, which clarified the Staff's views concerning revenue recognition policies and is effective no later than the quarter ended
December 31, 2000. The Company believes its revenue recognition policies are in compliance with the Staff Accounting Bulletin.

    In March 2000, the FASB issued Interpretation No. 44, ACCOUNTING FOR CERTAIN TRANSACTIONS Involving Stock Compensation. This Interpretation clarifies how companies should apply the Accounting Principles Board's Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEEs. The Interpretation has been applied prospectively to new awards, modifications to outstanding awards, and changes in employee status on or after July 1, 2000, except as follows: the definition of an employee applies to awards granted after December 15, 1998; the Interpretation applies to modifications that reduce the exercise price of an award after December 15, 1998; and the Interpretation applies to modifications that add a reload feature to an award made after January 12, 2000. There are no awards that resulted in an adjustment as a result of this Interpretation.

NET INCOME (LOSS) PER SHARE

    Basic net income (loss) per share represents net income (loss) divided by the weighted average shares of common stock outstanding during the period. Diluted net income per share includes the effect of all dilutive, potentially issuable common shares using the treasury stock method. The difference between basic and diluted shares used in the computation of net income per share is as follows:

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1998       1999       2000
                                                              --------   --------   --------
                                                                      (IN THOUSANDS)
HISTORICAL:
Weighted average number of common shares outstanding used in
  computing basic net income (loss) per share...............    5,738      6,106     30,259
Effect of dilutive securities:
  Convertible Preferred Stock...............................   23,387     25,608         --
  Stock options.............................................    5,868      5,989         --
  Warrants..................................................      146        146         --
                                                               ------     ------     ------
Weighted average number of common shares used in computing
  diluted net income (loss) per share.......................   35,139     37,849     30,259
                                                               ======     ======     ======

                      PRAECIS PHARMACEUTICALS INCORPORATED

2.  SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

PRO FORMA NET INCOME PER SHARE (UNAUDITED)

    Pro forma net income per share is computed using the historical basic and diluted weighted average number of outstanding shares of common stock assuming conversion of the outstanding shares of Series A, B, C, D and E convertible preferred stock, par value $.01 per share ("Convertible Preferred Stock") into a total of 25,607,850 shares of common stock, par value $.01 per share ("Common Stock") as of their original dates of issuance.

                                                                  YEAR ENDED
                                                                 DECEMBER 31,
                                                              -------------------
                                                                1999       2000
                                                              --------   --------
                                                                (IN THOUSANDS)
PRO FORMA (UNAUDITED):
Weighted average number of common shares outstanding used in
  computing basic net income (loss) per share...............    6,106     30,259
Adjustment to reflect the effect of the assumed conversion
  of preferred stock from the date of issuance..............   25,608      8,535
                                                               ------     ------
Weighted average number of common shares outstanding used in
  computing pro forma basic net income (loss) per share.....   31,714     38,794
                                                               ======     ======
Weighted average number of common shares outstanding used in
  computing diluted net income (loss) per share.............   37,849     30,259
Adjustment to reflect the effect of the assumed conversion
  of preferred stock from the date of issuance..............       --      8,535
                                                               ------     ------
Weighted average number of common shares outstanding used in
  computing pro forma diluted net income (loss) per share...   37,849     38,794
                                                               ======     ======

3.  PROPERTY AND EQUIPMENT

    Property and equipment consists of the following:

                                                                DECEMBER 31,
                                                             -------------------
                                                               1999       2000
                                                             --------   --------
                                                               (IN THOUSANDS)
Laboratory and office equipment............................   $6,271    $ 7,711
Leasehold improvements.....................................    3,711      1,610
Construction in progress...................................      274     50,540
                                                              ------    -------
                                                              10,256     59,861
Less accumulated depreciation and amortization.............    4,213      6,040
                                                              ------    -------
                                                              $6,043    $53,821
                                                              ======    =======

4.  LEASES

    The Company leases its laboratory and office space under operating lease agreements with fixed terms of ten years plus renewal options. In addition to the minimum lease commitments, the leases require payment of the Company's pro rata share of property taxes and building operating expenses. The leases also contain certain rent inducements, which are being amortized over the term of the agreements using the straight-line method.

                      PRAECIS PHARMACEUTICALS INCORPORATED

4.  LEASES (CONTINUED)
    At December 31, 2000, future minimum commitments under leases with noncancelable terms of more than one year are as follows (in thousands):

YEAR ENDED DECEMBER 31,

2001........................................................   $  590
2002........................................................      590
2003........................................................      590
2004........................................................      626
2005........................................................      279
Thereafter..................................................      838
                                                               ------
Total.......................................................   $3,513
                                                               ======

    Total rent expense amounted to approximately $0.5 million in 1998, $0.6 million in 1999 and $0.6 million in 2000.

5.  ACCRUED EXPENSES

    Accrued expenses consist of the following:

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1999       2000
                                                              --------   --------
                                                                (IN THOUSANDS)
Clinical trial costs........................................   $4,116     $3,497
Other.......................................................    2,743      3,645
                                                               ------     ------
                                                               $6,859     $7,142
                                                               ======     ======

6.  STOCKHOLDERS' EQUITY

INITIAL PUBLIC OFFERING

    In May 2000, the Company completed an initial public offering of
9.2 million shares of Common Stock resulting in net proceeds to the Company of approximately $84.3 million.

STOCK SPLIT

    On February 2, 2000, the Company effected a two-for-one stock split of its Common Stock in the form of a 100% stock dividend. All common share and per share data in the accompanying consolidated financial statements have been retroactively adjusted to reflect the stock split.

                      PRAECIS PHARMACEUTICALS INCORPORATED

6.  STOCKHOLDERS' EQUITY (CONTINUED)

CONVERTIBLE PREFERRED STOCK

    The issuance date, purchase price per share, number of shares issued and conversion terms of the Company's Convertible Preferred Stock outstanding as of December 31, 1999 are summarized in the table below:

                                                                                        NUMBER OF SHARES
                                                                        NUMBER OF       OF COMMON STOCK
                                DATE OF              PER SHARE           SHARES          ISSUABLE UPON     CONVERSION
                               ISSUANCE            PURCHASE PRICE   ORIGINALLY ISSUED      CONVERSION        RATIO
                       -------------------------   --------------   -----------------   ----------------   ----------
Series A.............  December 1993/March 1994       $10.085           1,041,166          7,777,887       7.47-to-1
Series B.............  December 1993                  $10.085              63,700            475,860       7.47-to-1
Series C.............  April 1996                     $ 19.00           1,052,632          7,905,118       7.51-to-1
Series D.............  June 1997                      $ 27.83             359,324          2,695,414       7.50-to-1
Series E.............  April 1998                     $ 42.00             900,478          6,753,582       7.50-to-1

    Upon the closing of the Company's initial public offering, all of the outstanding shares of the Company's Convertible Preferred Stock automatically converted into 25,607,850 shares of Common Stock. Immediately following the automatic conversion of the Convertible Preferred Stock, the Company filed an amended and restated certificate of incorporation. Under the amended and restated certificate of incorporation, the Company is authorized to issue 200,000,000 shares of Common Stock and 10,000,000 shares of preferred stock, par value $.01 per share ("Preferred Stock"). The Preferred Stock will be issuable in one or more classes or series, each of such classes or series to have such rights and preferences, including voting rights, dividend rights, conversion rights, redemption privileges and liquidation preferences, as may be determined by the Board of Directors. There currently are no shares of Preferred Stock issued and outstanding.

RIGHTS PLAN

    In January 2001, the Company adopted a Rights Agreement (the "Rights Agreement"), commonly known as a "poison pill." The Rights Agreement provides for the distribution of certain rights to acquire shares of the Company's
Series A junior participating preferred stock (the "Rights") as a dividend for each share of Common Stock held of record as of February 5, 2001. Under certain conditions involving an acquisition or proposed acquisition by any person or group holding 10% or more of the common stock, each Right permits the holder (other than the 10% holder) to purchase Common Stock having a value equal to twice the exercise price of the Right, upon payment of the exercise price of the Right. In addition, in the event of certain business combinations after an acquisition by a person or group of 10% or more of the Common Stock, each Right entitles the holder (other than the 10% holder) to receive, upon payment of the exercise price, Common Stock having a value equal to twice the exercise price of the Right. The Rights have no voting privileges and are attached to, and automatically trade with, the Company's Common Stock. The Rights will terminate upon the earlier of the date of their redemption or ten years from the date of issuance.

EMPLOYEE STOCK PURCHASE PLAN

    On February 2, 2000, the Board of Directors adopted, effective as of July 3, 2000, an Employee Stock Purchase Plan and authorized the reservation of 160,000 shares of Common Stock for issuance thereunder. Under the Employee Stock Purchase Plan, eligible employees may purchase shares of

                      PRAECIS PHARMACEUTICALS INCORPORATED

6.  STOCKHOLDERS' EQUITY (CONTINUED)
Common Stock at a price per share equal to 85% of the lower of the fair market value per share of the Common Stock at the beginning or the end of each six month period during the two-year term of the Employee Stock Purchase Plan. Participation is limited to the lesser of 10% of the employee's compensation or $25,000 in any calendar year. During 2000, the Company issued 9,497 shares under the Employee Stock Purchase Plan.

WARRANTS

    In connection with its lease financing arrangement entered into on March 29, 1995, the Company agreed to issue warrants to purchase 14,925 shares of Series A Convertible Preferred Stock at $10.085 per share, which, pursuant to the terms thereof, converted into warrants to purchase 111,495 shares of Common Stock at $1.35 per share upon the completion of the initial public offering in May 2000. The fair value of the warrants, when issued periodically over the two year period from March 1995 through March 1997, was not material. Between August and November of 2000, all of the warrants were exercised in three separate net issuance exercises. As a result, the Company issued 106,628 shares of its Common Stock.

    In May 1997, Sanofi-Synthelabo Inc. (formerly Sylamerica, Inc.), a wholly owned subsidiary of Sanofi-Synthelabo S.A. (formerly Synthelabo S.A.) purchased 1,617,772 shares of Common Stock and a warrant to purchase 404,445 shares of Common Stock, for an aggregate purchase price of $10.0 million. The warrant has a five-year term and is exercisable at a price of $12.88 per share. The Company allocated $0.5 million to the value of the warrant. This value was estimated using the Black-Scholes valuation model using assumptions that are substantially consistent with those used in valuing the Company's Common Stock options under SFAS No. 123 (See "Stock Option Plan" below). As of December 31, 2000, all 404,445 warrants were outstanding.

STOCK OPTION PLAN

    The Second Amended and Restated 1995 Stock Plan (the "Plan") allows for the granting of incentive and nonqualified options and awards to purchase shares of Common Stock. At December 31, 2000, the Plan provided for the issuance of up to 11,375,000 shares of Common Stock. Incentive options granted to employees generally vest at 20% on the first anniversary of the date of grant, with the remaining shares vesting equally over four years following such anniversary date. Nonqualified options issued to consultants generally vest over the period of service with the Company.

                      PRAECIS PHARMACEUTICALS INCORPORATED

6.  STOCKHOLDERS' EQUITY (CONTINUED)
    Information regarding options under the Plan is summarized below:

                                                                 NUMBER OF        WEIGHTED-AVERAGE
                                                                   SHARES          EXERCISE PRICE
                                                              ----------------   ------------------
                                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)
Outstanding at December 31, 1997............................        6,638                $0.92
Granted.....................................................        1,814                 4.68
Canceled....................................................         (858)                0.83
Exercised...................................................         (856)                0.19
                                                                    -----                -----
Outstanding at December 31, 1998............................        6,738                 2.03
Granted.....................................................        2,230                 6.47
Canceled....................................................         (318)                1.50
Exercised...................................................         (438)                0.21
                                                                    -----                -----
Outstanding at December 31, 1999............................        8,212                 3.35
Granted.....................................................        1,528                22.99
Canceled....................................................         (508)               10.70
Exercised...................................................         (997)                1.74
                                                                    -----                -----
Outstanding at December 31, 2000............................        8,235                $6.74
                                                                    =====                =====

Options exercisable at December 31, 2000....................        3,328                $2.55
                                                                    =====                =====

    The weighted average per share fair value of options granted was $2.90 in 1998, $4.07 in 1999 and $16.64 in 2000. At December 31, 2000, there were 536,840 options available for grant and 9,326,618 shares of Common Stock reserved for the exercise of stock options, warrants and issuances under the Employee Stock Purchase Plan.

    The following table presents weighted average price and weighted average remaining contractual life information about significant option groups outstanding at December 31, 2000 (option amounts in thousands):

                                      WEIGHTED-
                                       AVERAGE      WEIGHTED-                 WEIGHTED-
                                      REMAINING      AVERAGE                   AVERAGE
                         OPTIONS     CONTRACTUAL    EXERCISE      OPTIONS     EXERCISE
EXERCISE PRICE         OUTSTANDING   LIFE (YEARS)     PRICE     EXERCISABLE     PRICE
--------------         -----------   ------------   ---------   -----------   ---------
$0.13-$1.60               2,610          5.4         $ 0.46        1,794       $ 0.49
$3.71-$6.38               4,045          7.6         $ 5.25        1,411       $ 4.47
$7.00-$16.25                712          9.0         $12.00          115       $ 9.55
$25.00-$42.00               868          9.8         $28.30            8       $25.38
                          -----                                    -----
                          8,235                                    3,328

                      PRAECIS PHARMACEUTICALS INCORPORATED

6.  STOCKHOLDERS' EQUITY (CONTINUED)

    Pursuant to the requirements of SFAS No. 123, the following are the pro forma net income (loss) for each year as if the compensation cost for the Plan had been determined based on the fair value at the grant date for grants for each year:

                                                     1998                  1999                  2000
                                              -------------------   -------------------   -------------------
                                                 AS        PRO         AS        PRO         AS        PRO
                                              REPORTED    FORMA     REPORTED    FORMA     REPORTED    FORMA
                                              --------   --------   --------   --------   --------   --------
                                                           (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net income (loss)...........................   $5,674     $3,982     $9,250     $6,547    $(28,736)  $(34,863)
                                               ======     ======     ======     ======    ========   ========
Diluted net income (loss) per common
  share.....................................   $ 0.16     $ 0.11     $ 0.24     $ 0.17    $  (0.95)  $  (1.15)
                                               ======     ======     ======     ======    ========   ========

    The fair value of the stock options at the date of grant was estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

                                                               1998       1999       2000
                                                             --------   --------   --------
Risk-free interest rate....................................    6.0%       6.0%       6.2%
Expected life (years)......................................      5          5          5
Volatility.................................................     70%        70%        84%

The Company has never declared or paid any cash dividends on any of its capital stock and does not expect to do so in the foreseeable future.

    The effects on pro forma net income of expensing the fair value of stock options are not necessarily representative of the effects on reported results of operations for future years as the periods presented include only two, three and four years, respectively, of option grants under the Plan.

7.  INCOME TAXES

    The Company's provision for income taxes is as follows:

                                                          YEAR ENDED DECEMBER 31,
                                                       ------------------------------
                                                         1998       1999       2000
                                                       --------   --------   --------
                                                               (IN THOUSANDS)
Current:
Federal..............................................    $280      $5,295    $(5,575)
State................................................     100       1,800        100
                                                         ----      ------    -------
                                                          380       7,095     (5,475)

Deferred:
Federal..............................................    (280)     (5,295)     5,575
State................................................      --          --         --
                                                         ----      ------    -------
                                                         (280)     (5,295)     5,575
                                                         ----      ------    -------
                                                         $100      $1,800    $   100
                                                         ====      ======    =======

                      PRAECIS PHARMACEUTICALS INCORPORATED

7.  INCOME TAXES (CONTINUED)
    A reconciliation of the Company's income tax provision to the statutory federal provision is as follows:

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1998       1999       2000
                                                              --------   --------   --------
                                                                      (IN THOUSANDS)
Statutory federal income tax provision (benefit)............   $2,327     $3,868    $(9,736)
State income taxes..........................................      362        620         --
Increase (decrease) in valuation allowance..................       --     (2,688)     9,631
Utilization of net operating losses.........................   (2,589)        --         --
Other.......................................................       --         --        205
                                                               ------     ------    -------
Income tax provision........................................   $  100     $1,800    $   100
                                                               ======     ======    =======

    In 1998, the Company utilized approximately $10.3 million of net operating loss carryforwards to offset taxable income. Significant components of the Company's deferred tax assets are as follows:

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1999       2000
                                                              --------   --------
                                                                (IN THOUSANDS)
Deferred tax assets:
  Net operating losses......................................  $    --    $  8,761
  Deferred revenue..........................................    3,743       1,812
  Property and equipment....................................    4,104       1,524
  Accrued expenses..........................................    1,169         810
  Research and development tax credit carryforwards.........       --       1,821
  Other.....................................................      169         231
                                                              -------    --------
Total deferred tax assets...................................    9,185      14,959
Valuation allowance.........................................   (3,610)    (14,959)
                                                              -------    --------
                                                              $ 5,575    $     --
                                                              =======    ========

    At December 31, 1999 and 2000, the Company has provided a valuation allowance for the excess of the deferred tax asset over the benefit from future losses that could be carried back if, and when, they occur. The valuation allowance decreased by $2.7 million in 1999 due primarily to utilization of previously unbenefitted tax credit carryforwards and increased by $11.3 million in 2000 due to uncertainty regarding the ability to use net operating loss and tax credit carryforwards. The Company has net operating loss carryforwards in the amount of approximately $21.9 million, which expire through 2020. Due to anticipated operating losses in the future, the Company believes that it is more likely than not that it will not realize a portion of the net deferred tax assets in the future and has provided an appropriate valuation allowance.

    Income tax payments amounted to approximately $2.6 million in 1999 and $4.0 million in 2000.

                      PRAECIS PHARMACEUTICALS INCORPORATED

8.  CORPORATE COLLABORATIONS

SANOFI-SYNTHELABO AGREEMENT

    In May 1997, the Company entered into a license agreement with Synthelabo S.A., who subsequently merged with Sanofi S.A. forming Sanofi-Synthelabo S.A. ("Sanofi-Synthelabo"), for the development and commercialization of the Company's abarelix products. Upon initiation, the Company received a one-time, non-refundable payment of $4.7 million. This initiation fee is being recognized into revenue through the end of 2001, which coincides with the estimated period in which the Company is obligated to participate on a continuing and substantial basis in the research and development activities outlined in the Sanofi-Synthelabo agreement. Should the estimated period through which the Company will be required to perform these activities change, then the Company will, on a prospective basis, adjust the remaining amortization period accordingly. Sanofi-Synthelabo received marketing rights in Europe, Latin America, the Middle East and various countries in Africa in exchange for the following additional consideration: (a) 30 million French Francs (approximately US $5 million) funding over three years to be applied toward future research and development costs; (b) funding of certain additional research and development expenses; (c) payments of up to $59.9 million upon achievement of specific milestones; and (d) payment of a transfer price that varies based on sales price and volume. The Company retained worldwide manufacturing rights. The Company recognized revenues of approximately
$13.8 million in 1998, $4.7 million in 1999 and $4.1 million in 2000 under the Sanofi-Synthelabo agreement.

ROCHE AGREEMENT

    In August 1997, the Company entered into an agreement with Roche
Products Inc. ("Roche") in return for a nonrefundable $2.0 million option fee and reimbursement of certain development costs. The agreement provided Roche with the option to enter into a definitive collaboration agreement with the Company.

    In June 1998, Roche exercised their option and entered into a definitive agreement with the Company for the development and commercialization of the Company's abarelix products. Roche received marketing rights in the United States, Canada and the Pacific Rim in exchange for: (a) a one-time, nonrefundable payment to the Company upon initiation; (b) funding of a portion of additional research and development expenses; (c) payments upon achievement of specific milestones; and (d) specified percentages of product sales, if any, representing product cost payment. The Company retained worldwide manufacturing rights. In November 1998, Roche and the Company entered into a termination agreement as allowed for under the definitive agreement. Pursuant to the termination agreement, Roche surrendered any rights with respect to the Company's abarelix products, and neither party has any further obligations to the other on account of, or arising from, the Roche definitive agreement. In 1998, the Company recognized approximately $23.8 million of revenues under the definitive agreement and termination agreements with Roche.

AMGEN AGREEMENT

    Effective March 1999, the Company entered into a binding agreement in principle with Amgen Inc. ("Amgen") for the development and commercialization of the Company's abarelix products. Under terms of the agreement, Amgen has agreed to assist in the development of abarelix for all indications and has received the right to commercialize abarelix in the United States, Canada, Japan and all other countries not covered by the Sanofi-Synthelabo Agreement.

                      PRAECIS PHARMACEUTICALS INCORPORATED

8.  CORPORATE COLLABORATIONS (CONTINUED)
    Under terms of the agreement, Amgen will pay the Company up to $25.0 million in signing and milestone payments. Of this $25.0 million, the Company received a $10.0 million, one-time, non-refundable payment upon initiation. This initiation fee is being recognized into revenue through the end of 2001, which coincides with the estimated period in which the Company is obligated to participate on a continuing and substantial basis in the research and development activities outlined in the Amgen agreement. On or before the end of 2001, the majority of the Company's efforts related to abarelix products will transfer to Amgen. Should the estimated period through which the Company will be required to perform these activities change, then the Company will, on a prospective basis, adjust the remaining amortization period accordingly. The remaining $15.0 million is payable upon FDA approval of an NDA relating to abarelix. In addition to the signing and milestone payments, Amgen agreed to pay the first $175.0 million of all authorized costs and expenses associated with the development and commercialization of abarelix products, including the cost of materials, in the United States. Amgen fulfilled this initial $175.0 million funding commitment during the third quarter of 2000.

    Following Amgen's completion of this funding, the Company became responsible for one-half of all subsequent United States research and development costs for abarelix products through the launch period. Additionally, the Company must reimburse Amgen for one-half of the costs associated with establishing a sales and marketing infrastructure for abarelix products in the United States. In general, the Company will receive a transfer price and royalty based on a sharing of the resulting profits on sales of abarelix products in the United States. All program expenses in Amgen's licensed territory outside the United States will be borne by Amgen, and the Company will receive a royalty on net sales of abarelix products in those territories.

    Amgen will provide the Company with a line of credit not to exceed
$150.0 million through 2002. Under the line of credit, subject to various conditions each year, the Company will be permitted to draw down a maximum of $75.0 million in 2001, and in 2002, the remaining balance of the line of credit available after all previous drawdowns. For each drawdown in 2002, the Company must demonstrate a cash flow need reasonably acceptable to Amgen and meet various other specified conditions, including conditions relating to the commercial sale of abarelix. The loan will be interest-bearing, secured by receivables relating to the abarelix products and must be repaid by 2008. As of December 31, 2000, the Company had not drawn any amounts related to this line of credit.

    The agreement can be terminated by either party for material breach, or by Amgen by giving 90-days' notice.

    The Company recognized revenues in 1999 and 2000 of approximately $56.8 million and $57.1 million, respectively, under the Amgen agreement.

HUMAN GENOME SCIENCES AGREEMENT

    In January 2000, the Company entered into an agreement with Human Genome Sciences Inc. ("HGS") for the discovery, development and commercialization of compounds targeted to two proprietary molecules identified by HGS. Under the terms of the agreement, the Company will apply its technology to these molecules and any clinical drug candidates will be jointly developed by the parties on an equal cost and profit sharing basis.

                      PRAECIS PHARMACEUTICALS INCORPORATED

9.  CONTRACT SERVICES

    In August 1996, the Company entered into a service agreement with Boehringer Ingelheim International GmbH ("Boehringer") for the screening of certain Boehringer compounds for $3.0 million of fees as well as reimbursement of certain research personnel, equipment and materials expenses in connection with the screening of those compounds. In August 1998, the Company completed its responsibility for screening Boehringer compounds. Boehringer would be responsible for all development, marketing and other costs with respect to any Boehringer compound screened by the Company and developed and commercialized by Boehringer or its licensee. The Company would be entitled to receive royalties on net sales of any product containing a Boehringer compound which the Company screened, if Boehringer or its licensee develops and commercializes the product.

10.  BUILDING AND RELATED MORTGAGE FINANCING

    On July 11, 2000, the Company purchased, for approximately $41.3 million, through its wholly owned real estate subsidiary, land and a building to be used as its principal headquarters and research facility. In connection with obtaining first mortgage financing to purchase this facility, the Company formed its real estate subsidiary and assigned to it all of the rights and obligations under the related Purchase and Sale Agreement (the "Purchase and Sale Agreement").

    At that time, the Company's real estate subsidiary executed an Acquisition and Construction Loan Agreement (the "Loan Agreement") providing for up to $33.0 million in first mortgage financing. Under the terms of the Loan Agreement, advances are available primarily to pay for the acquisition of, and improvements to, the Company's new facility. The Company has entered into an interest rate cap agreement (the "Interest Rate Cap Agreement") in order to reduce the potential impact of interest rate increases on future income. At December 31, 2000, the notional amount and fair market value under the Interest Rate Cap Agreement are $33.0 million and $27,000, respectively.

    An initial advance of $24.0 million was made on July 11, 2000. Advances bear interest at a rate equal to the 30-day LIBOR plus 2.0% (8.56% at December 31, 2000). Interest is payable monthly in arrears. Principal is due and payable in full on July 30, 2003, subject to two, one-year extension options. The loan is secured by the new facility, together with all fixtures, equipment, improvements and other items related thereto, and by all rents, income or profits received by the Company's real estate subsidiary.

    The Company expects to occupy the new facility during the first half of 2001 and intends to sublet a portion of the facility at that time. In connection with the decision to relocate its operations to the new facility, the Company expects to incur approximately $4.0 million of incremental cash and non-cash operating costs through June 2001.

11.  COMMITMENTS

INDIANA UNIVERSITY FOUNDATION ("IUF") LICENSE AGREEMENT

    The Company has a license agreement with IUF with respect to rights to abarelix and certain related technology. In exchange for the license, the Company agreed to pay (a) fees of $0.3 million, (b) up to an additional $4.3 million upon achievement of specific milestones and (c) a royalty percentage of net sales of licensed products, if any. The Company made fee payments of $495,000 in 1998, $0 in 1999 and $500,000 in 2000 under the IUF agreement.

                      PRAECIS PHARMACEUTICALS INCORPORATED

11.  COMMITMENTS (CONTINUED)
SALSBURY SUPPLY AGREEMENT

    In July 1998, the Company entered into a seven-year agreement with Salsbury Chemicals, Inc. ("Salsbury") for the development and supply of clinical and commercial depot formulation of abarelix. Under the agreement, in 1998 and 1999, the Company contributed approximately $1.7 million and $4.3 million, respectively, towards construction of the manufacturing facility which it has expensed as manufacturing start up costs. As of December 31, 2000, the Company is committed to purchase $1.1 million of clinical depot formulation through December 2001. The Company has no obligations beyond this commitment, but anticipates making additional purchases in the future.

12.  SUBSEQUENT EVENTS

    In February 2001, the Company completed a follow-on public offering of its Common Stock. The Company sold 7,587,500 shares of its Common Stock, resulting in net proceeds to the Company of approximately $175.8 million.

                                 EXHIBIT INDEX

     EXHIBIT NO.                                  EXHIBIT
     -----------                                  -------
    3.1                 Amended and Restated Certificate of Incorporation (2)

    3.2                 Amended and Restated By-Laws (2)

    4.1 Specimen certificate representing shares of common stock (1)

    4.2                 Specimen certificate representing shares of common stock
                        (including Rights Agreement Legend) (5)

    4.3                 Warrant to purchase Common Stock dated as of May 13,
                        1997 (1)

    4.4                 Amendment dated as of January 30, 2001 between PRAECIS and
                        Sanofi- Synthelabo Inc. (formerly Sylamerica, Inc.) to the
                        Warrant for the Purchase of Shares of Common Stock issued by
                        PRAECIS to Sylamerica, Inc. (5)

    4.5                 Rights Agreement between PRAECIS and American Stock Transfer
                        & Trust Company, as Rights Agent (6)

    4.6                 Form of Certificate of Designations of Series A Junior
                        Participating Preferred Stock (attached as Exhibit A to the
                        Rights Agreement filed as Exhibit 4.5 hereto) (6)

    4.7                 Form of Rights Certificate (attached as Exhibit B to the
                        Rights Agreement filed as Exhibit 4.5 hereto) (6)

   10.1*                Second Amended and Restated 1995 Stock Plan (3)

   10.2*                Executive Management Bonus Plan, as amended and restated as of January 30, 2001 (supersedes the version of this Exhibit filed as Exhibit 10.2 to Registration Statement on Form S-1
                        (Registration No. 333-54342) initially filed with the
                        Securities and Exchange Commission on January 26, 2001 and
                        declared effective on February 14, 2001)

   10.3*                Employee Stock Purchase Plan (4)

   10.4                 Amended and Restated Stockholders Agreement dated as of
                        April 30, 1998 by and among PRAECIS and certain stockholders referred to therein, as amended by Amendment No. 1 dated as of May 14, 1998, Amendment No. 2 dated as of July 21, 1998 and Amendment No. 3 dated as of January 31, 2000 (1)

   10.5                 Amendment No. 4 dated as of September 1, 2000 to Amended and
                        Restated Stockholders Agreement dated as of April 30, 1998 by and among PRAECIS and certain stockholders referred to
                        therein, as amended (4)

   10.6                 Stock and Warrant Purchase Agreement dated as of May 13,
                        1997 by and between Sylamerica, Inc. and PRAECIS (1)

   10.7                 Waiver and Amendment dated as of January 26, 2001 between
                        PRAECIS and Sanofi-Synthelabo Inc. (formerly Sylamerica,
                        Inc.) to the Stock and Warrant Purchase Agreement dated as of May 13, 1997 by and between Sylamerica, Inc. and PRAECIS
                        (5)

   10.8+                License Agreement dated as of May 13, 1997 by and between
                        PRAECIS and Synthelabo, as amended by letters dated July 31,
                        1997, October 1, 1998 and June 17, 1999 (1)

   10.9+ Amended and Restated Binding Agreement in Principle effective as of March 8, 1999 by and between PRAECIS and Amgen Inc. (1)

   10.10                Amendment to Amended and Restated Binding Agreement in
                        Principle effective as of March 8, 1999 by and between PRAECIS and Amgen Inc. (4)

   10.11+               Collaboration Agreement dated as of January 31, 2000 by and between Human Genome Sciences, Inc. and PRAECIS (1)

     EXHIBIT NO.                                  EXHIBIT
     -----------                                  -------
   10.12+               Collaboration and License Agreement dated as of August 1,
                        1996 by and between PRAECIS and Boehringer Ingelheim
                        International GmbH (1)

   10.13+ License Agreement effective as of October 17, 1996 by and between PRAECIS and Indiana University Foundation, as amended as of June 3, 1998 (1)

   10.14+               License Agreement dated as of April 15, 1999 between
                        Pharmaceutical Applications Associates LLC, C. Donald
                        Williams, M.D.C.G.P., Robert Murdock, R.Ph. and PRAECIS (5)

   10.15                Amendment No. 1 dated as of August 25, 2000 to License
                        Agreement dated as of April 15, 1999 between Pharmaceutical
                        Applications Associates LLC, C. Donald Williams, M.D.,
                        C.G.P., Robert Murdock, R.Ph. and PRAECIS (5)

   10.16+ Supply Agreement dated as of July 23, 1998 by and between PRAECIS and Salsbury Chemicals, Inc. (1)

   10.17                Lease dated as of April 28, 1994 by and between PRAECIS and
                        The Charles Stark Draper Laboratory, Inc. (1)

   10.18                Lease dated as of August 19, 1998 by and between PRAECIS and
                        BDG Piscataway, LLC (1)

   10.19 Letter Amendment, effective as of March 1, 2000, to Lease dated as of August 19, 1998 by and between PRAECIS and BDG
                        Piscataway, LLC (3)

   10.20                Contract of Sale dated as of January 14, 2000 by and between
                        Best Property Fund, L.P. and PRAECIS, as amended as of
                        February 7, 2000 (1)

   10.21                Acquisition and Construction Loan Agreement dated as of July
                        11, 2000 between 830 Winter Street LLC and Anglo Irish Bank
                        Corporation plc and related Loan and Security Agreements (3)

   10.22                Guaranty of Costs and Completion dated as of July 11, 2000
                        (3)

   10.23                Guaranty of Non-Recourse Exceptions dated as of July 11,
                        2000 (3)

   10.24                Environmental Compliance and Indemnity Agreement dated as of
                        July 11, 2000 executed by 830 Winter Street LLC and PRAECIS
                        (3)

   10.25                Lease Agreement dated as of July 11, 2000 between 830 Winter
                        Street LLC, as landlord, and PRAECIS, as tenant (3)

   21.1                 List of Subsidiaries of PRAECIS (5)

   23.1                 Consent of Ernst & Young LLP

   24.1 Power of Attorney (included on the signature page of this Report on Form 10-K)

------------------------

*   Represents a management contract or compensatory plan or arrangement.

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

(4) Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 filed with the Securities and Exchange Commission on November 13, 2000.

(5) Incorporated by reference to Registration Statement on Form S-1 (Registration No. 333-54342) initially filed with the Securities and Exchange Commission on January 26, 2001 and declared effective on February 14, 2001.

(6) Incorporated by reference to Registration Statement on Form 8-A filed with the Securities and Exchange Commission on January 26, 2001.

+ Confidential treatment has been granted for certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.