Form 10-Q
period 2001-03-31
PRAECIS PHARMACEUTICALS INC
filed 2001-05-09
CIK 1033025

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

                  For the quarterly period ended March 31, 2001

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

                    830 Winter Street, Waltham, MA 02451-1420
              ----------------------------------------------------
              (Address of principal executive offices and zip code)

                                 (781) 795-4100
                                -----------------
              (Registrant's telephone number, including area code)

                 One Hampshire Street, Cambridge, MA 02139-1572
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since lastreport)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes [X]    No [ ]

As of April 30, 2001, there were 50,789,215 shares of the registrant's common stock, $0.01 par value, outstanding.

                      PRAECIS PHARMACEUTICALS INCORPORATED

                                    FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 2001

                                      INDEX

                                                                                    PAGE
                                                                                   NUMBER
                                                                                   ------
PART I.      FINANCIAL INFORMATION                                                   3

Item 1.      Financial Statements                                                    3

             Condensed Consolidated Balance Sheets - December 31,
                                2000 and March 31, 2001 (unaudited)                  3

             Condensed Consolidated Statements of Operations (unaudited)
                              - three months ended March 31, 2000 and 2001           4

             Condensed Consolidated Statements of Cash Flows (unaudited)
                              - three months ended March 31, 2000 and 2001           5

             Notes to Condensed Consolidated Financial Statements                    6

Item 2.      Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                               9

Item 3.      Quantitative and Qualitative Disclosures About Market Risk             24

PART II.     OTHER INFORMATION                                                      26

Item 2.      Changes in Securities and Use of Proceeds                              26

Item 6.      Exhibits and Reports on Form 8-K                                       26

SIGNATURE                                                                           28

EXHIBIT INDEX                                                                       29

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                      PRAECIS PHARMACEUTICALS INCORPORATED
                      Condensed Consolidated Balance Sheets
                 (In thousands, except share and per share data)

                                                                                        December 31,        March 31,
                                                                                            2000               2001
                                                                                       ---------------    -------------
                                                                                                           (unaudited)
              ASSETS
              Current assets:
                  Cash and cash equivalents .......................                        $132,207          $231,639
                  Marketable securities ...........................                              --            58,673
                  Accounts receivable .............................                           1,079               986
                  Refundable income taxes .........................                           4,853             4,795
                  Unbilled revenue ................................                           1,493             1,265
                  Prepaid expenses and other assets ...............                             786               941
                                                                                           --------          --------
                        Total current assets ......................                         140,418           298,299

              Property and equipment, net .........................                          53,821            66,503
              Other assets ........................................                           1,332             1,215
                                                                                           --------          --------
                        Total assets                                                       $195,571          $366,017
                                                                                           ========          ========
              LIABILITIES AND STOCKHOLDERS' EQUITY
              Current liabilities:
                  Accounts payable ................................                        $ 12,834          $  15,995
                  Accrued expenses ................................                           7,142              7,775
                  Deferred revenue ................................                           4,709              3,572
                                                                                            -------           --------
                        Total current liabilities .................                          24,685             27,342
              Deferred revenue ....................................                             355                315
              Long term debt ......................................                          24,000             26,881

              Commitments and contingencies

              Stockholders' equity:
                  Preferred Stock, $0.01 par value; 10,000,000
                      shares authorized; no shares issued and
                      outstanding .................................                              --                 --
                  Common Stock, $0.01 par value; 200,000,000
                      shares authorized; 42,284,199 shares in 2000
                      and 50,771,815 shares in 2001 issued and
                      outstanding .................................                             423                508
                  Accumulated other comprehensive income ..........                              --                 12
                  Additional paid-in capital ......................                         175,937            352,635
                  Accumulated deficit .............................                         (29,829)           (41,676)
                                                                                           --------           --------
                        Total stockholders' equity ................                         146,531            311,479
                                                                                           --------           --------
                            Total liabilities and stockholders'
                               equity .............................                        $195,571           $366,017
                                                                                           ========           ========

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                      PRAECIS PHARMACEUTICALS INCORPORATED
                 Condensed Consolidated Statements of Operations
                 (In thousands, except share and per share data)
                                   (unaudited)

                                                                                           Three Months Ended
                                                                                               March 31,
                                                                               ----------------------------------------
                                                                                       2000                     2001
                                                                               -------------------       --------------
              Revenues:
                  Corporate collaborations................................            $  9,001               $   2,582
                                                                                     ---------              ----------
                        Total revenues....................................               9,001                   2,582

              Costs and expenses:
                  Research and development................................              11,276                  12,210
                  Sales and marketing.....................................                 275                   3,099
                  General and administrative..............................               1,119                   1,594
                                                                                     ---------              ----------
                      Total costs and expenses............................              12,670                  16,903
                                                                                     ---------              ----------
              Operating loss..............................................              (3,669)                (14,321)

              Interest income, net........................................               1,294                   2,474
                                                                                     ---------              ----------
              Loss before income taxes....................................              (2,375)                (11,847)
              Provision for income taxes..................................                 100                      --
                                                                                     ---------              ----------
              Net loss....................................................            $ (2,475)              $ (11,847)
                                                                                     =========              ==========
              Basic and diluted net loss per share........................            $  (0.36)              $   (0.26)
                                                                                     =========              ==========

              Weighted average number of basic and
                 diluted shares outstanding...............................           6,844,407              46,049,676

              Pro forma basic and diluted net loss per share..............            $  (0.08)              $   (0.26)
                                                                                     =========              ==========
              Pro forma weighted average number of
                 basic and diluted common shares outstanding..............          32,452,257              46,049,676

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                      PRAECIS PHARMACEUTICALS INCORPORATED
                 Condensed Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (unaudited)

                                                                                       Three Months Ended
                                                                                           March 31,
                                                                               ----------------------------------
                                                                                     2000            2001
                                                                               ----------------------------------
   OPERATING ACTIVITIES:
   Net loss ................................................................       $ (2,475)       $ (11,847)
   Adjustments to reconcile net loss to cash used in
   operating activities:
      Depreciation and amortization ........................................            633              312
      Stock compensation ...................................................            462             (281)
      Changes in operating assets and liabilities:
         Accounts receivable ...............................................          1,777               93
         Refundable income taxes ...........................................             --               58
         Unbilled revenue ..................................................          1,592              228
         Materials inventory ...............................................         (5,230)              --
         Prepaid expenses and other assets .................................         (3,497)             (38)
         Accounts payable ..................................................         (1,176)           3,161
         Accrued expenses ..................................................           (342)             633
         Deferred revenue ..................................................           (835)          (1,177)
         Advance payments ..................................................          5,230               --
         Income taxes payable ..............................................         (4,572)              --
                                                                               ------------        ---------
   Net cash used in operating activities ...................................         (8,433)          (8,858)

   INVESTING ACTIVITIES:
   Purchase of available-for-sale securities ...............................             --          (58,661)
   Purchase of property and equipment ......................................           (493)         (12,994)
                                                                               ------------        ---------
   Net cash used in investing activities ...................................           (493)         (71,655)

   FINANCING ACTIVITIES:
   Net follow-on offering proceeds .........................................             --          175,892
   Proceeds from debt issuance .............................................             --            2,881
   Proceeds from issuance of common stock, options and warrants ............            716            1,172
   Principal repayments of capital lease obligations .......................            (19)              --
                                                                               ------------        ---------
   Net cash provided by financing activities ...............................            697          179,945
                                                                               ------------        ---------
   Net (decrease) increase in cash and cash equivalents ....................         (8,229)          99,432
   Cash and cash equivalents, beginning of period ..........................         94,525          132,207
                                                                               ------------        ---------
   Cash and cash equivalents, end of period ................................       $ 86,296        $ 231,639
                                                                               ============        =========

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                      PRAECIS PHARMACEUTICALS INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared by PRAECIS PHARMACEUTICALS INCORPORATED (the "Company") in accordance with generally accepted accounting principles and pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is suggested that the financial statements be read in conjunction with the audited financial statements and the accompanying notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

NEW ACCOUNTING PRONOUNCEMENT

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133 ("SFAS No. 133"), ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, which is effective for fiscal year 2001. SFAS No. 133 requires all derivatives to be carried on the balance sheet as assets or liabilities at fair value. The Company has entered into an interest rate cap agreement in order to reduce the potential impact of interest rate increases on future income. The accounting for changes in fair value would depend on the hedging relationship and would be reported in the income statement or as a component of comprehensive income. The adoption of SFAS No. 133 during 2001 did not have a material impact on the Company's financial position or results of operations.

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the Company's accounts and the accounts of its wholly owned real estate subsidiary. All significant intercompany account balances and transactions between the companies have been eliminated.

NET LOSS PER SHARE

Basic net loss per share is based on the weighted average number of common shares outstanding. For the three months ended March 31, 2000 and 2001, diluted net loss per common share is the same as basic net loss per common share as the inclusion of weighted average shares of common stock issuable upon exercise of stock options and warrants would be antidilutive.

Pro forma net loss per share has been computed as described above and also gives effect, under SEC guidance, to the conversion of preferred shares not included above that automatically converted to common shares upon the closing of the Company's initial public offering in May 2000, using the if-converted method.

The reconciliation of the denominators of the historical and pro forma, basic and diluted net loss per share calculations is as follows:

                                                                         THREE MONTHS ENDED
                                                                               MARCH 31,
                                                                       -------------------------
                                                                        2000            2001
                                                                       --------      -----------
Historical:

     Weighted average number of common shares
      outstanding used in computing basic and                          6,844,407     46,049,676
      diluted net loss per share ............................          =========     ==========

Pro forma:

     Weighted average number of common shares
      used in computing basic and diluted net loss
      per share (from above) ................................          6,844,407     46,049,676
     Adjustment to reflect the effect of the
      assumed conversion of preferred stock from                      25,607,850             --
      the date of issuance ..................................         ----------     ----------
     Weighted average number of common shares
      outstanding used in computing pro forma
      basic net loss per share...............................         32,452,257     46,049,676
                                                                      ==========     ==========

COMPREHENSIVE INCOME

SFAS No. 130 REPORTING COMPREHENSIVE INCOME establishes standards for the reporting and display of comprehensive income and its components in the consolidated financial statements. The Company's accumulated other comprehensive income is comprised primarily of net unrealized gains or losses on available-for-sale securities. Comprehensive net loss is not presented for either the three months ended March 31, 2000 or 2001, as there was no material difference between the reported net loss and the comprehensive net loss.

3. INVESTMENTS

Management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. The Company's debt securities are classified as available-for-sale and are carried at estimated fair value in cash equivalents and marketable securities. Unrealized gains and losses are reported as accumulated other comprehensive income in stockholders' equity. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. Realized gains and losses on available-for-sale securities are included in interest income and expense. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income. The Company's cash, cash equivalents and marketable securities as of March 31, 2001 are as follows (in thousands):

                                                                      GROSS         GROSS    ESTIMATED
                                                         AMORTIZED  UNREALIZED   UNREALIZED     FAIR
                                                            COST      GAINS        LOSSES      VALUE
                                                         ---------- ----------  ----------  -----------
Money market funds ....................................    $ 86,865     $-           $-       $86,865
U.S. government agencies ..............................      23,049      4           --        23,053
Commercial paper ......................................     180,397     10          (13)      180,394
                                                           --------    ---         ----      --------
     Total ............................................     290,311     14          (13)      290,312

Less amounts classified as cash and
   cash equivalents ...................................     231,639     --           --       231,639
                                                           --------    ---         ----      --------
     Total marketable securities ......................    $ 58,672    $14         $(13)     $ 58,673
                                                           ========    ===         ====      ========

There were no realized gains or losses on sales of available-for-sale securities in the three months ended March 31, 2001.

4.       FOLLOW-ON OFFERING

In February 2001, the Company completed a follow-on public offering of its Common Stock. The Company sold 7,587,500 shares of its Common Stock, resulting in net proceeds to the Company of approximately $175.9 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING DISCUSSION OF OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS SHOULD BE READ TOGETHER WITH THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND ACCOMPANYING NOTES TO THOSE STATEMENTS INCLUDED ELSEWHERE IN THIS FORM 10-Q. THIS FORM 10-Q CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, THAT INVOLVE RISKS AND UNCERTAINTIES. ALL STATEMENTS OTHER THAN STATEMENTS OF HISTORICAL INFORMATION PROVIDED HEREIN ARE FORWARD-LOOKING AND MAY CONTAIN INFORMATION ABOUT FINANCIAL RESULTS, ECONOMIC CONDITIONS, TRENDS AND KNOWN UNCERTAINTIES. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE DISCUSSED IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF A NUMBER OF FACTORS, WHICH INCLUDE THOSE DISCUSSED IN THIS SECTION AND ELSEWHERE IN THIS REPORT AND THE RISKS DISCUSSED IN OUR OTHER FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS, WHICH REFLECT MANAGEMENT'S ANALYSIS, JUDGMENT, BELIEF OR EXPECTATION ONLY AS OF THE DATE HEREOF. PRAECIS UNDERTAKES NO OBLIGATION TO PUBLICLY REISSUE OR MODIFY THESE FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES THAT ARISE AFTER THE DATE HEREOF.

OVERVIEW

         Since our inception, we have been engaged in developing drugs for the treatment of a variety of human diseases. Our lead program is the development of abarelix depot, a drug to treat diseases that respond to the lowering of hormone levels. We have entered into collaborations with Amgen Inc. and Sanofi-Synthelabo S.A. to further develop and commercialize our abarelix products. We are also developing Latranal, a proprietary topical composition for the relief of chronic back pain, and Apan, our proprietary drug candidate for the treatment of Alzheimer's disease. In addition, we have numerous product candidates in the research or preclinical development stage.

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

         Our accumulated deficit as of March 31, 2001 was approximately $41.7 million. At March 31, 2001, we had 113 employees, 89 of whom were engaged in research and development activities, compared to 101 employees at March 31, 2000, 83 of whom were engaged in research and development activities. Substantially all of our expenditures to date have been for drug development and commercialization activities and for general and administrative expenses.

         Due to the high costs associated with preparing to launch our first product, as well as other research and development and general and administrative expenses, we had net operating losses for 2000 and for the three months ended March 31, 2001. We expect to have net operating losses for 2001 and for the following several years. We do not expect to generate operating income until several years after our receipt of FDA approval to market abarelix depot for the treatment of prostate cancer. We will require regulatory approval to market all of our future products.

         Under our agreement with Sanofi-Synthelabo, we could receive up to approximately $69.6 million in non-refundable fees and performance-based payments. Of this amount, we are recognizing the $4.7 million initial non-refundable signing fee payment over the period through December 2001, which is the period during which we are obligated to participate on a continuing and substantial basis in the research, development and manufacturing process development of abarelix products. For supply of product to Sanofi-Synthelabo, we are entitled to receive a transfer price that varies based on sales price and volume. Additionally, we are entitled to receive reimbursement for certain ongoing development costs. Through March 31, 2001, we have recognized a total of approximately $33.7 million in non-refundable fees, performance-based payments and reimbursement for ongoing development costs under the Sanofi-Synthelabo agreement.

         Under our agreement with Amgen for the development and commercialization of abarelix products in the countries not covered by the Sanofi-Synthelabo agreement, we could receive up to $25.0 million in signing and performance-based fees. Of this $25.0 million, we have received $10.0 million to date, which is the minimum amount payable under the agreement. We are recognizing this amount as revenue over the period through December 2001, during which time we are obligated to participate on a continuing and substantial basis in the research, development and manufacturing process development of abarelix products. The remaining $15.0 million is payable upon FDA approval of a new drug application relating to abarelix.

         Under the agreement, Amgen paid the first $175.0 million of all authorized costs and expenses associated with the research, development and commercialization of abarelix products in the United States. Amgen's initial $175.0 million funding commitment was fulfilled during the third quarter of 2000. Following Amgen's completion of this funding, we became responsible for one-half of all subsequent United States research and development costs for abarelix products. Additionally, we must reimburse Amgen for one-half of the costs associated with establishing a sales and marketing infrastructure for abarelix products in the United States. In general, we will receive a transfer price and royalty based on an equal sharing of the resulting profits on sales of abarelix products in the United States. All program expenses in Amgen's licensed territory outside the United States will be borne by Amgen, and we will receive a royalty on net sales of abarelix products in those territories. Through March 31, 2001, we have recognized approximately $116.0 million of revenues under the Amgen agreement.

         We have granted Amgen exclusive manufacturing and commercialization rights for abarelix products for all indications in the licensed territories. During the second quarter of 2000, Amgen assumed manufacturing responsibility for abarelix products, with the exception of the depot formulation, pursuant to the terms of the Amgen agreement. Subject to the terms of the agreement, we have retained manufacturing responsibility for the depot formulation of abarelix. In addition, under the terms of the Amgen agreement, during the third quarter of 2000 we transferred to Amgen final decision-making authority as to abarelix for the treatment of endometriosis.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THREE MONTHS ENDED MARCH 31, 2000

         Revenues for the three months ended March 31, 2001 decreased 71% to approximately $2.6 million, from approximately $9.0 million for the corresponding period in 2000. The decrease in revenues was the result of decreases in both the amount and rate of reimbursement of abarelix expenses under our corporate collaboration agreements. We anticipate that revenues from corporate collaborations will continue to decrease due to the continuing decline in our reimbursable abarelix expenses.

         Research and development expenses for the three months ended March 31, 2001 increased 8% to approximately $12.2 million, from approximately $11.3 million for the corresponding period in 2000. The increase in expenses was primarily the result of our responsibility for one-half of the costs associated with the abarelix clinical development program, as well as our increased spending related to the Latranal and Apan clinical development programs and our discovery research initiatives. These increases were partially offset by a decrease in reimbursable abarelix expenses incurred directly by us and decreased spending related to the abarelix clinical development program for endometriosis. In the third quarter of 2000, Amgen completed its initial funding commitment and we became responsible for one-half of all subsequent United States research and development costs for abarelix products through the launch period. Due to our abarelix cost sharing responsibility and increased spending on our other clinical development and research programs, we expect our research and development expenses to continue to increase for the next several years.

         Sales and marketing expenses for the three months ended March
31, 2001 increased to approximately $3.1 million, from approximately $0.3 million for the corresponding period in 2000. The increase in expenses was due primarily to our responsibility for one-half of the costs associated with the commercialization of abarelix depot in the United States. In the third quarter of 2000, Amgen completed its initial funding commitment and we became responsible for one-half of all subsequent costs associated with establishing a sales and marketing infrastructure in the United States for abarelix through the launch period. Accordingly, we expect our sales and marketing expenses to increase significantly for the remainder of 2001 and thereafter as we and Amgen prepare for the anticipated launch of abarelix depot for the treatment of prostate cancer.

         General and administrative expenses for the three months ended March 31, 2001 increased 42% to approximately $1.6 million, from approximately $1.1 million for the corresponding period in 2000. The increase was due to an increase in personnel and compensation costs, an increased use of professional services and other costs associated with being a public company. We expect that general and administrative expenses will increase as we hire additional administrative personnel to support continued growth of our research and development initiatives and incur increased operating costs related to our new facility.

         Net interest income for the three months ended March 31, 2001 increased 91% to approximately $2.5 million, from approximately $1.3 million for the corresponding period in 2000. The increase in interest income was due to higher average cash and investment balances resulting from the proceeds of both our initial public offering in May 2000 and our follow-on public offering in February 2001. This increase was offset slightly by a decrease in average interest rates from the same period last year.

         The provision for income taxes for the three months ended March 31, 2001 and 2000 was zero and $0.1 million, respectively. We anticipate that we will continue to be in a net operating loss carryforward position during 2001 and therefore, as in 2000, no benefit from the Company's operating losses has been recognized.

LIQUIDITY AND CAPITAL RESOURCES

         We have financed our operations since inception principally through private placements of equity securities and the proceeds from our public offerings. Prior to our initial public offering, we had received aggregate net proceeds of approximately $88.5 million from various private placements of our securities. In May 2000, we completed our initial public offering in which we sold a total of 9,200,000 shares of common stock at a price of $10 per share, raising a total of approximately $84.3 million, net of underwriting discounts and commissions and offering expenses. Additionally, we have received a total of approximately $183.5 million from one-time signing payments and performance-based payments, cost reimbursements and contract service payments under our collaboration agreements. We have also received approximately $21.7 million from interest on invested cash balances, and paid approximately $0.8 million in interest expense associated with building and equipment financing.

         In February 2001, we completed a follow-on public offering in which we sold a total of 7,587,500 shares of common stock at a price of $24.5625 per share, raising a total of approximately $175.9 million, net of underwriting discounts and commissions and offering expenses.

         At March 31, 2001, we had cash, cash equivalents and marketable securities of approximately $290.3 million and working capital of approximately $271.0 million, compared to approximately $132.2 million and $115.7 million, respectively, at December 31, 2000. Based upon our existing capital resources, interest income, payments under our collaboration agreements and the line of credit contemplated by the Amgen agreement, which we discuss below, we anticipate that we will be able to maintain currently planned operations for at least the next several years.

         For the three months ended March 31, 2001, net cash of approximately $8.9 million was used in operating activities, compared to approximately $8.4 million used in operating activities during the corresponding period in 2000. During the three months ended March 31, 2001, our use of cash in operations was due principally to our net loss, partially offset by an increase in accounts payable. Our investing activities during the three months ended March 31, 2001 consisted of the purchase of marketable securities in the aggregate amount of $58.7 million, as well as $13.0 million of additional spending toward the continued build-out of our new corporate headquarters and research facility in Waltham, Massachusetts. Our financing activities for the three months ended March 31, 2001 consisted principally of the proceeds of our follow-on offering, proceeds received from the exercise of common stock options and advances of $2.9 million under an acquisition and construction loan agreement.

         In July 2000, in connection with our purchase, through our wholly owned real estate subsidiary, of our new corporate headquarters and research facility in Waltham, Massachusetts, the subsidiary entered into an acquisition and construction loan agreement providing for up to $33.0 million in financing for the acquisition of, and improvements to, the new facility. As of March 31, 2001, approximately $26.9 million was outstanding, and approximately $6.1 million was available, under the loan agreement. Advances bear interest at a rate equal to the 30-day LIBOR plus 2.0% (7.08% at March 31, 2001). Interest is payable monthly in arrears. Principal is due and payable in full on July 30, 2003, subject to two, one-year extension options. The loan is secured by the new facility, together with all fixtures, equipment, improvements and other related items, and by all rents, income or profits received by our real estate subsidiary, and is unconditionally guaranteed by us. In addition to this financing, as of March 31, 2001, we had spent approximately $36.2 million of our own funds, and anticipate spending an additional $4.4 million, in connection with the build-out and occupancy of our new facility. We expect to occupy the new facility during May 2001 and intend to sublet a portion of the facility as soon as possible thereafter. In addition, in connection with our move to the new facility, we have consolidated our Provid Research division with our Massachusetts operations and are actively seeking a sublessee for our facility located in New Jersey.

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

         We expect our funding requirements to increase over the next several years as we prepare for a potential commercial launch of abarelix products, continue with current clinical trials for abarelix depot, Latranal and Apan, initiate preclinical trials for additional product candidates, improve and move into our new facility and expand our research and development initiatives. The amount of these expenditures will depend on numerous factors, including:

         o decisions relating to the abarelix program made by our corporate collaborators;

         o  the cost, timing and outcomes of regulatory reviews;

         o the development of sales and marketing resources by our corporate collaborators or us;

         o the establishment, continuation or termination of third-party manufacturing or sales and marketing arrangements;

         o  the progress of our research and development activities;

         o  the scope and results of preclinical testing and clinical trials;

         o  the rate of technological advances;

         o determinations as to the commercial potential of our products under development;

         o  the status of competitive products;

         o  our ability to defend and enforce our intellectual property rights;

         o the continued viability and duration of, and timely compliance by our collaborators with, our corporate collaboration agreements or other licensing agreements;

         o the establishment of additional strategic or licensing arrangements with other companies or acquisitions;

         o our ability to sublease our current facilities and part of our new facility; and

         o  the availability of other financing.

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

         We cannot assure you that we will be profitable in the future or, if we are profitable, that it will be sustainable. All but one of our potential products are in the research or development stage. We have not yet marketed or sold any products, and we may not succeed in developing and marketing any product in the future. To date, we have derived substantially all of our revenues from payments under our collaboration and license agreements and will continue to do so for at least the next several years. In addition, we expect to continue to spend significant amounts to continue clinical studies, obtain regulatory approval for our existing product candidates and expand our facilities. We also intend to spend substantial amounts to fund additional research and development for other products, enhance our core technologies, and for general and administrative purposes. As of March 31, 2001, we had an accumulated deficit of approximately $41.7 million. We expect that our operating expenses will increase significantly in the near term, primarily due to our obligations under the Amgen agreement following Amgen's fulfillment of its initial funding commitment during the third quarter of 2000, resulting in significant operating losses for 2001 and the next several years.

IF OUR CLINICAL TRIALS ARE NOT SUCCESSFUL, OR IF WE ARE OTHERWISE UNABLE TO OBTAIN AND MAINTAIN THE REGULATORY APPROVAL REQUIRED TO MARKET AND SELL OUR POTENTIAL PRODUCTS, WE WOULD INCUR ADDITIONAL OPERATING LOSSES.

         The development and sale of our product candidates are subject to extensive regulation by governmental authorities. Obtaining and maintaining regulatory approval typically is costly and takes many years. Regulatory authorities, most importantly, the FDA, have substantial discretion to terminate clinical trials, delay or withhold registration and marketing approval in the United States, and mandate product recalls. Failure to comply with regulatory requirements may result in criminal prosecution, civil penalties, recall or seizure of products, total or partial suspension of production or injunction, as well as other actions as to our potential products or against us. Outside the United States, we can market a product only if we receive a marketing authorization from the appropriate regulatory authorities. This foreign regulatory approval process includes all of, and in some cases, additional, risks associated with the FDA approval process.

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

         Many factors may affect the market acceptance and commercial success of any of our potential products, including:

         o the extent and success of our marketing and sales efforts, and, in particular, those of our collaborators, relating to the marketing and sales of abarelix products;

         o  the timing of market entry as compared to competitive products;

         o the effectiveness of our products, including any potential side effects, as compared to alternative treatment methods;

         o the rate of adoption of our products by doctors and nurses and acceptance by the target population;

         o the product labeling or product insert required by the FDA for each of our products;

         o the competitive features of our products as compared to other products, including the frequency of administration of abarelix depot as compared to other products, and doctor and patient acceptance of these features;

         o the cost-effectiveness of our products and the availability of insurance or other third-party reimbursement, in particular Medicare, for patients using our products; and

         o unfavorable publicity concerning our products or any similar products.

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

         In addition, our corporate collaborators may terminate our collaboration agreements in various circumstances. For example, in December 1998, we and Roche Products Inc. mutually terminated our agreement. We and each of Amgen and Sanofi-Synthelabo may mutually terminate our agreement, and, in addition:

         o Amgen and Sanofi-Synthelabo each may terminate its agreement with us if the results of any clinical trial of abarelix materially harms the product's commercial prospects;

         o Amgen may terminate its agreement with us at any time upon 90 days' prior written notice; and

         o Sanofi-Synthelabo may terminate its agreement with us if specified adverse events occur relating to our European patent applications or the related patents which may be issued covering abarelix or our Rel-Ease technology.

         We cannot assure you that any of our present or future collaborators will meet their obligations to us under the collaboration agreements. If a collaborator terminates its agreement with us or fails to perform, or delays performance of, its obligations, it could delay or prevent the development or commercialization of the potential product or research program. As a result, we could be forced to devote unforeseen additional resources to development and commercialization or to terminate one or more of our drug development programs. Due to increased operating costs and lost revenue associated with the termination of, or non-performance or delay of performance by a corporate collaborator under, a collaboration agreement, we could have to seek funds in addition to the net proceeds of both our initial public offering, which we completed in May 2000, and our follow-on public offering, which we completed in February 2001, to meet our capital requirements. We cannot assure you that we would be able to raise the necessary funds or negotiate additional corporate collaborations on acceptable terms, if at all, and in that event we could have to curtail or cease operations. For instance, if, following the termination of our agreement with Roche, we had been unable to enter into an alternative collaboration for the development and commercialization of our abarelix products in a timely manner, we likely would have needed to delay or cut back our programs for the development of abarelix or other drugs and raise additional funds through one or more equity financings prior to the time we had planned to do so, and possibly on less than favorable terms.

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

         Our competitors may:

         o successfully identify drug candidates or develop products earlier than we do;

         o obtain approvals from the FDA or foreign regulatory bodies more rapidly than we do;

         o develop products that are more effective, have fewer side effects or cost less than our products; or

         o  successfully market products that compete with our products.

         The success of our competitors in any of these efforts would adversely affect our ability to develop, commercialize and market our product candidates.

IF WE ARE UNABLE TO OBTAIN AND ENFORCE VALID PATENTS, WE COULD LOSE ANY COMPETITIVE ADVANTAGE WE MAY HAVE.

         Our success will depend in part on our ability to obtain patents and maintain adequate protection of our technologies and potential products. If we do not adequately protect our intellectual property, competitors may be able to use our technologies and erode any competitive advantage we may have. For example, if we lose our patent protection for abarelix, another party could produce and market abarelix in direct competition with us. Some foreign countries lack rules and methods for defending intellectual property rights and do not protect proprietary rights to the same extent as the United States. Many companies have had difficulty protecting their proprietary rights in foreign countries.

         Patent positions are sometimes uncertain and usually involve complex legal and factual questions. We can protect our proprietary rights from unauthorized use by third parties only to the extent that our proprietary technologies are covered by valid and enforceable patents or are effectively maintained as trade secrets. We currently own or have exclusively licensed thirteen issued United States patents. We have applied, and will continue to apply, for patents covering both our technologies and products as we deem appropriate. Others may challenge our patent applications or our patent applications may not result in issued patents. Moreover, any issued patents on our own inventions, or those licensed from third parties, may not provide us with adequate protection, or others may challenge the validity of, or seek to narrow or circumvent, these patents. Third-party patents may impair or block our ability to conduct our business. Additionally, third parties may independently develop products similar to our products, duplicate our unpatented products, or design around any patented products we develop.

IF WE ARE UNABLE TO PROTECT OUR TRADE SECRETS AND PROPRIETARY INFORMATION, WE COULD LOSE ANY COMPETITIVE ADVANTAGE WE MAY HAVE.

         In addition to patents, we rely on a combination of trade secrets, confidentiality, nondisclosure and other contractual provisions, and security measures to protect our confidential and proprietary information. These measures may not adequately protect our trade secrets or other proprietary information. If these measures do not adequately protect our rights, third parties could use our technology, and we could lose any competitive advantage we may have. In addition, others may independently develop similar proprietary information or techniques, which could impair any competitive advantage we may have.

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

         Our ability to commercialize pharmaceutical products, alone or with collaborators, may depend in part on the availability of reimbursement for our products from:

         o  government and health administration authorities;

         o  private health insurers; and

         o  other third-party payors, including Medicare and Medicaid.

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

WE MAY BE UNABLE TO SUBLEASE OUR CURRENT FACILITIES OR FIND SUITABLE TENANTS FOR A PORTION OF OUR NEW FACILITY.

         In July 2000, we purchased, through our wholly owned real estate subsidiary, a new facility in Waltham, Massachusetts, and executed a 15-year lease with this subsidiary. We intend to sublease a portion of our new facility to third parties and expect to sublease our current facility in Cambridge, Massachusetts. In addition, in connection with our move to the new facility, we have consolidated the Provid Research division with our Massachusetts operations and are seeking a sublease for our Provid facility located in New Jersey. We may not be able to find suitable sub-tenants to occupy these spaces in a timely manner, if at all. If we are unable to find suitable sub-tenants in a timely manner, we may experience greater than anticipated operating expenses in the future.

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

IF WE ENGAGE IN AN ACQUISITION, WE WILL INCUR A VARIETY OF COSTS AND MAY NEVER REALIZE THE ANTICIPATED BENEFITS OF THE ACQUISITION.

         If appropriate opportunities become available, we may attempt to acquire businesses, products or technologies that we believe are a strategic fit with our business. We currently have no commitments or agreements for any acquisitions, nor are there any negotiations with respect to any specific transaction. If we do undertake any transaction of this sort, the process of integrating an acquired business, product or technology may result in unforeseen operating difficulties and expenditures and may absorb significant management attention that would otherwise be available for the ongoing development of our business. Moreover, we may fail to realize the anticipated benefits of any acquisition. Future acquisitions could dilute your ownership interest in us and could cause us to incur debt, expose us to future liabilities and result in amortization expenses related to goodwill and other intangible assets.

THE MARKET PRICE OF OUR COMMON STOCK MAY EXPERIENCE EXTREME PRICE AND VOLUME FLUCTUATIONS.

         The market price of our common stock may fluctuate substantially due to a variety of factors, including, but not limited to:

         o announcement of FDA approval or disapproval of our product candidates;

         o the willingness of collaborators to commercialize our product candidates and the timing of commercialization;

         o announcements of technological innovations or new products by us or our competitors;

         o the success rate of our discovery efforts and clinical trials leading to performance-based payments and revenues under our collaboration agreements;

         o loss of corporate collaborators, failure or delay by our corporate collaborators in performing their obligations or disputes with our corporate collaborators;

         o developments or disputes concerning patents or proprietary rights, including announcements of claims of infringement, interference or litigation against us or our licensors;

         o announcements concerning our competitors, or the biotechnology or pharmaceutical industry in general;

         o public concerns as to the safety of our products or our competitors' products;

         o changes in government regulation of the pharmaceutical or medical industry;

         o changes in the reimbursement policies of third-party insurance companies or government agencies;

         o  actual or anticipated fluctuations in our operating results;

         o changes in financial estimates or recommendations by securities analysts;

         o  sales of large blocks of our common stock;

         o  changes in accounting principles; and

         o  the loss of any of our key scientific or management personnel.

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

WE EXPECT THAT OUR QUARTERLY RESULTS OF OPERATIONS WILL FLUCTUATE, AND THIS FLUCTUATION COULD CAUSE OUR STOCK PRICE TO DECLINE.

         Our quarterly operating results have fluctuated in the past and are likely to do so in the future. These fluctuations could cause our stock price to decline. Some of the factors that could cause our operating results to fluctuate include:

         o the delay or failure of any of our corporate collaborators to meet their payment or other obligations, or termination of any of our agreements with them;

         o the timing of development and commercialization of our abarelix products leading to performance-based payments and revenues under our agreements with our corporate collaborators;

         o the timing and level of expenses, and of expense reimbursement payments, related to the development and commercialization of our abarelix products, or to our other research and development programs; and

         o the timing of our commercialization of other products resulting in revenues.

         Due to the possibility of fluctuations in our revenues and expenses, we believe that quarter-to-quarter comparisons of our operating results are not a good indication of our future performance.

FUTURE SALES OF OUR COMMON STOCK MAY CAUSE OUR STOCK PRICE TO DECLINE.

         If our stockholders sell substantial amounts of our common stock in the public market, or the perception that such sales may occur exists, the market price of our common stock could decline. The 9,200,000 shares of common stock sold in our initial public offering in May 2000 are all freely tradeable in the public market. Additionally, all of the 8,337,500 shares sold in our follow-on public offering in February 2001 to purchasers other than our affiliates are freely tradeable in the public market. Any shares of common stock held by our affiliates may generally only be sold in compliance with Rule 144 under the Securities Act. As of March 31, 2001, approximately 2.2 million outstanding shares of common stock were held by our affiliates. In addition, in connection with our follow-on public offering, holders of approximately 2.4 million shares of common stock outstanding as of March 31, 2001 have agreed not to offer, sell, contract to sell or otherwise dispose of their shares of common stock through May 15, 2001 without the prior written consent of the underwriters for the offering. Substantially all of our remaining outstanding shares of common stock may be freely sold without volume restrictions pursuant to Rule 144(k) or Rule 701 under the Securities Act.

         One of our stockholders, which until recently was one of our affiliates, owned approximately 7.3 million shares of common stock immediately after completion of our initial public offering in May 2000. This stockholder sold approximately 3.7 million of these shares in market transactions subject to the volume limitations and other requirements of Rule 144 from late October 2000 through the end of 2000. This stockholder sold an additional 750,000 shares as part of our follow-on public offering. The remaining approximately 2.9 million shares held by this stockholder became eligible for resale without volume restrictions under Rule 144(k) on April 16, 2001, upon the expiration of the 60-day lock-up agreement executed by this stockholder in connection with our follow-on public offering.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we invest in may have market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. To minimize this risk in the future, we maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds and government and non-government debt securities. Our investments are also subject to interest rate risk and will decrease in value if market interest rates increase. A hypothetical 100 basis point increase in interest rates would result in an approximate $0.4 million decrease in the fair value of our investments as of March 31, 2001. However, due to the conservative nature of our investments and relatively short duration, interest rate risk is mitigated. As of March 31, 2001, approximately 99% of our total portfolio will mature in one year or less, with the remainder maturing in less than two years.

         In connection with the purchase of our new facility in July 2000, our wholly owned real estate subsidiary executed an acquisition and construction loan agreement that provides for up to $33.0 million in borrowings at a floating interest rate indexed to 30-day LIBOR. Concurrent with that transaction, the subsidiary also entered into an interest rate cap agreement which limits exposure to interest rate increases above a certain threshold. Due to the decrease in interest rates since we entered into this interest rate cap, we believe that there is not material market risk exposure with respect to this item which would require additional disclosure. With regard to borrowings under the loan agreement, we believe that we have mitigated our risk to significant adverse fluctuations in interest rates and we do not believe that a 10% change in interest rates would have a material impact on our results of operations or cash flows.

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

         From April 26, 2000 through March 31, 2001, we used approximately $36.2 million of the net proceeds from our initial public offering for the purchase and build-out of our new facility. Due to unanticipated construction costs, we expect that the total amount of net proceeds from our initial public offering which will be used for the purchase and build-out of our new facility will exceed our original estimates by approximately $10.0 million. Pending use of the remaining net proceeds of our initial public offering, we have invested these funds in short-term, interest-bearing, investment-grade securities. Our management will continue to have broad discretion over the actual use of these proceeds.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits

              EXHIBIT NUMBER      EXHIBIT
                   3.1           Amended and Restated Certificate of Incorporation (2)
                   3.2           Amended and Restated By-Laws (2)
                   4.1           Specimen certificate representing shares of common stock (1)
                   4.2           Specimen certificate representing shares of common stock (including Rights
                                 Agreement Legend)(5)
                   4.3           Warrant to purchase Common Stock dated as of May 13, 1997 (1)
                   4.4           Amendment dated as of January 30, 2001 between the Registrant and
                                 Sanofi-Synthelabo Inc. (formerly Sylamerica, Inc.) to the Warrant for the Purchase of Shares of Common Stock issued by the Registrant to Sylamerica, Inc. (3)
                   4.5           Rights Agreement between the Registrant and American Stock Transfer & Trust
                                 Company, as Rights Agent (4)
                   4.6           Form of Certificate of Designations of Series A Junior Participating Preferred
                                 Stock (attached as Exhibit A to the Rights Agreement filed as Exhibit 4.5 hereto)
                                 (4)
                   4.7           Form of Rights Certificate (attached as Exhibit B to the Rights Agreement filed as
                                 Exhibit 4.5 hereto) (4)
                   10.1          Executive Management Bonus Plan, as amended and Restated as of January 30, 2001 (5)
                   10.2          Waiver and Amendment dated as of January 26, 2001 between the Registrant and
                                 Sanofi-Synthelabo Inc. (formerly Sylamerica, Inc.) to the Stock and Warrant
                                 Purchase Agreement dated as of May 13, 1997 by and between Sylamerica, Inc. and the Registrant (3)

----------------
(1) Incorporated by reference to Registration Statement on Form S-1 (Registration No. 333-96351) initially filed with the Securities and Exchange Commission on February 8, 2000 and declared effective on April 26, 2000.

(2) Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 filed with the Securities and Exchange Commission on June 7, 2000.

(3) Incorporated by reference to Registration Statement on Form S-1 (Registration No. 333-54342) initially filed with the Securities and Exchange Commission on January 26, 2001 and declared effective on February 14, 2001.

(4) Incorporated by reference to Registration Statement on Form 8-A filed with the Securities and Exchange Commission on January 26, 2001.

(5) Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 2000 filed with the Securities and Exchange Commission on March 29, 2001.

    (b) Reports Submitted on Form 8-K

         On January 11, 2001, we filed a Current Report on Form 8-K to file under Item 5 (Other Events) a copy of our Press Release dated January 11, 2001.

         On January 26, 2001, we filed a Current Report on Form 8-K announcing under Item 5 (Other Events) the adoption of a shareholder rights plan and the filing of a Registration Statement on Form S-1.

         On February 22, 2001, we filed an Amended Current Report on Form 8-K/A amending, under Item 5 (Other Events), certain information appearing in our Current Report on Form 8-K filed on January 26, 2001 relating to our shareholder rights plan.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                    PRAECIS PHARMACEUTICALS INCORPORATED

Date:  May 9, 2001                  By /s/ Kevin F. McLaughlin
                                       -------------------------------------
                                       Kevin F. McLaughlin
                                       Chief Financial Officer, Senior Vice
                                       President, Treasurer and Secretary
                                       (Duly Authorized Officer and Principal
                                        Financial and Accounting Officer)

                                  EXHIBIT INDEX

              EXHIBIT NUMBER
                                                                       EXHIBIT
                   3.1           Amended and Restated Certificate of Incorporation (2)
                   3.2           Amended and Restated By-Laws (2)
                   4.1           Specimen certificate representing shares of common   stock (1)
                   4.2           Specimen certificate representing shares of common   stock (including Rights
                                 Agreement Legend)(5)
                   4.3           Warrant to purchase Common Stock dated as of May 13, 1997 (1)
                   4.4           Amendment dated as of January 30, 2001 between the Registrant and
                                 Sanofi-Synthelabo Inc. (formerly Sylamerica, Inc.) to the Warrant for the Purchase of Shares of Common Stock issued by the Registrant to Sylamerica, Inc. (3)
                   4.5           Rights Agreement between the Registrant and American Stock Transfer & Trust
                                 Company, as Rights Agent (4)
                   4.6           Form of Certificate of Designations of Series A Junior Participating Preferred
                                 Stock (attached as Exhibit A to the Rights Agreement filed as Exhibit 4.5 hereto)
                                 (4)
                   4.7           Form of Rights Certificate (attached as Exhibit B to the Rights Agreement filed as
                                 Exhibit 4.5 hereto) (4)
                   10.1          Executive Management Bonus Plan, as amended and Restated as of January 30, 2001 (5)
                   10.2          Waiver and Amendment dated as of January 26, 2001 between the Registrant and
                                 Sanofi-Synthelabo Inc. (formerly Sylamerica, Inc.) to the Stock and Warrant
                                 Purchase Agreement dated as of May 13, 1997 by and between Sylamerica, Inc. and the Registrant (3)

----------------

(1) Incorporated by reference to Registration Statement on Form S-1 (Registration No. 333-96351) initially filed with the Securities and Exchange Commission on February 8, 2000 and declared effective on April 26, 2000.

(2) Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 filed with the Securities and Exchange Commission on June 7, 2000.

(3) Incorporated by reference to Registration Statement on Form S-1 (Registration No. 333-54342) initially filed with the Securities and Exchange Commission on January 26, 2001 and declared effective on February 14, 2001.

(4) Incorporated by reference to Registration Statement on Form 8-A filed with the Securities and Exchange Commission on January 26, 2001.

(5) Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 2000 filed with the Securities and Exchange Commission on March 29, 2001.