Form 10-Q
period 2001-06-30
PRAECIS PHARMACEUTICALS INC
filed 2001-08-09
CIK 1033025

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2001

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

                    830 Winter Street, Waltham, MA 02451-1420
              (Address of principal executive offices and zip code)

                                 (781) 795-4100
              (Registrant's telephone number, including area code)


              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of July 31, 2001, there were 50,950,258 shares of the registrant's common stock, $.01 par value, outstanding.

                      PRAECIS PHARMACEUTICALS INCORPORATED
                                    FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 2001

                                      INDEX

                                                                                                     PAGE
                                                                                                   NUMBER
PART I.              FINANCIAL INFORMATION                                                              3

Item 1.              Financial Statements                                                               3

                     Condensed Consolidated Balance Sheets - December 31,
                     2000 and June 30, 2001 (unaudited)                                                 3

                     Condensed Consolidated Statements of Operations (unaudited)
                     - three and six months ended June 30, 2000 and 2001                                4

                     Condensed Consolidated Statements of Cash Flows (unaudited)
                     - six months ended June 30, 2000 and 2001                                          5

                     Notes to Condensed Consolidated Financial Statements                               6

Item 2.              Management's Discussion and Analysis of Financial Condition
                     and Results of Operations                                                          9

Item 3.              Quantitative and Qualitative Disclosures About Market Risk                        23

PART II.             OTHER INFORMATION                                                                 24

Item 2.              Changes in Securities and Use of Proceeds                                         24

Item 4.              Submission of Matters to a Vote of Security Holders                               24

Item 6.              Exhibits and Reports on Form 8-K                                                  25

SIGNATURE                                                                                              26

EXHIBIT INDEX                                                                                          27

                                 Page 2 (of 27)

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.


                      PRAECIS PHARMACEUTICALS INCORPORATED
                      Condensed Consolidated Balance Sheets
                 (In thousands, except share and per share data)


                                                                                   December 31,        June 30,
                                                                                   2000                  2001
                                                                               --------------       ---------------
                                                                                                     (unaudited)

ASSETS
Current assets:
    Cash and cash equivalents ...............................................      $132,207            $200,266
    Marketable securities....................................................            --              82,264
    Accounts receivable .....................................................         1,079                 499
    Refundable income taxes..................................................         4,853               4,795
    Unbilled revenue ........................................................         1,493               1,403
    Prepaid expenses and other assets .......................................           786               1,408
                                                                               ------------       -------------

          Total current assets ..............................................       140,418             290,635

Property and equipment, net .................................................        53,821              69,900
Other assets.................................................................         1,332                 551
                                                                               ------------       -------------

          Total assets ......................................................      $195,571            $361,086
                                                                               ============       =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable ........................................................       $12,834             $18,466
    Accrued expenses ........................................................         7,142               7,894
    Deferred revenue ........................................................         4,709               2,435
                                                                               ------------       -------------

          Total current liabilities .........................................        24,685              28,795
Deferred revenue ............................................................           355                 275
Long-term debt...............................................................        24,000              33,000

Commitments and contingencies

Stockholders' equity:
    Preferred Stock, $0.01 par value; 10,000,000 shares authorized;
        no shares issued and outstanding ....................................            --                  --
    Common Stock, $0.01 par value; 200,000,000 shares
        authorized; 42,284,199 shares in 2000 and 50,933,410 shares
        in 2001 issued and outstanding ......................................           423                 509
    Accumulated other comprehensive income ..................................            --                  22
    Additional paid-in capital ..............................................       175,937             353,158
    Accumulated deficit .....................................................       (29,829)            (54,673)
                                                                               ------------       -------------

          Total stockholders' equity ........................................       146,531             299,016
                                                                               ------------       -------------

              Total liabilities and stockholders' equity ....................      $195,571            $361,086
                                                                               ============       =============


SEE ACCOMPANYING NOTES.

                                 Page 3 (of 27)

                       PRAECIS PHARMACEUTICALS INCORPORATED
                 Condensed Consolidated Statements of Operations
                 (In thousands, except share and per share data)
                                   (unaudited)



                                                      Three Months Ended                          Six Months Ended
                                                          June 30,                                    June 30,
                                                  --------------------------                 --------------------------
                                                    2000               2001                   2000               2001
                                                  --------          --------                 --------          --------

Revenues:
    Corporate collaborations................     $  9,972         $   3,167                 $  18,973        $   5,749
                                                 --------         ---------                 ---------        ---------
          Total revenues....................        9,972             3,167                    18,973            5,749

Costs and expenses:
    Research and development................       12,389            14,504                    23,665           26,714
    Sales and marketing.....................          311             3,280                       586            6,379
    General and administrative..............        1,472             1,383                     2,591            2,977
                                                 --------         ---------                 ---------        ---------
        Total costs and expenses............       14,172            19,167                    26,842           36,070
                                                 --------         ---------                 ---------        ---------

Operating loss..............................       (4,200)          (16,000)                   (7,869)         (30,321)

Interest income, net........................        2,148             3,003                     3,442            5,477
                                                 --------         ---------                 ---------        ---------

Loss before income taxes....................       (2,052)          (12,997)                   (4,427)         (24,844)
Provision for income taxes..................         --                --                         100             --
                                                 --------         ---------                 ---------        ---------

Net loss....................................     $ (2,052)        $ (12,997)                 $ (4,527)       $ (24,844)
                                                 ========         =========                 =========        =========

Net loss per share:
   Basic....................................     $  (0.07)        $   (0.26)                 $  (0.25)       $   (0.51)
                                                 ========         =========                 =========        =========
   Diluted..................................     $  (0.07)        $   (0.26)                 $  (0.25)       $   (0.51)
                                                 ========         =========                 =========        =========

Weighted average number of common
   shares:
   Basic....................................   29,990,086        50,850,159                18,400,705       48,463,178
   Diluted..................................   29,990,086        50,850,159                18,400,705       48,463,178

Pro forma net loss per share:
   Basic....................................     $  (0.05)        $   (0.26)                 $  (0.13)       $   (0.51)
                                                 ========         =========                 =========        =========
   Diluted..................................     $  (0.05)        $   (0.26)                 $  (0.13)       $   (0.51)
                                                 ========         =========                 =========        =========

Pro forma weighted average number
   of common shares:
   Basic....................................   38,713,639        50,850,159                35,566,406       48,463,178
   Diluted..................................   38,713,639        50,850,159                35,566,406       48,463,178


SEE ACCOMPANYING NOTES.

                                 Page 4 (of 27)

                      PRAECIS PHARMACEUTICALS INCORPORATED
                 Condensed Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (unaudited)



                                                                           SIX MONTHS ENDED
                                                                                JUNE 30,
                                                                      ----------------------------
                                                                         2000              2001
                                                                      ------------       ---------

OPERATING ACTIVITIES:
Net loss.......................................................       $ (4,527)        $ (24,844)
Adjustments to reconcile net loss to cash used in
operating activities:
   Depreciation and amortization...............................          1,293             1,046
   Stock compensation..........................................          1,238              (449)
   Changes in operating assets and liabilities:
      Accounts receivable......................................          4,661               580
      Refundable income taxes..................................             --                58
      Unbilled revenue.........................................          1,344                90
      Materials inventory......................................         (8,857)               --
      Prepaid expenses and other assets........................         (4,466)              159
      Accounts payable.........................................         (3,558)            5,632
      Accrued expenses.........................................          1,085               752
      Deferred revenue.........................................         (2,384)           (2,354)
      Advance payments.........................................          8,857                --
      Income taxes payable.....................................         (4,672)               --
                                                                     ---------         ---------

Net cash used in operating activities..........................         (9,986)          (19,330)

INVESTING ACTIVITIES:
Purchase of available-for-sale securities......................             --          (119,846)
Sales or maturities of available-for-sale securities...........             --            37,604
Purchase of property and equipment.............................         (1,677)          (17,125)
                                                                     ---------         ---------

Net cash used in investing activities..........................         (1,677)          (99,367)

FINANCING ACTIVITIES:
Net follow-on offering proceeds................................             --           175,892
Net initial public offering proceeds...........................         84,263                --
Proceeeds from debt issuance...................................             --             9,000
Proceeds from exercises of common stock, options and warrants              845             1,864
Principal repayments of capital lease obligations..............            (39)               --
                                                                     ---------         ---------

Net cash provided by financing activities......................         85,069           186,756
                                                                     ---------         ---------

Net increase in cash and cash equivalents......................         73,406            68,059
Cash and cash equivalents, beginning of period.................         94,525           132,207
                                                                     ---------         ---------

Cash and cash equivalents, end of period.......................       $167,931          $200,266
                                                                     =========         =========

SEE ACCOMPANYING NOTES.

                                 Page 5 (of 27)

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

NET LOSS PER SHARE

       Basic net loss per share is based on the weighted average number of common shares outstanding. For the three and six months ended June 30, 2000 and 2001, diluted net loss per common share is the same as basic net loss per common share as the inclusion of weighted average shares of common stock issuable upon exercise of stock options and warrants would be antidilutive.

                                 Page 6 (of 27)

       Pro forma net loss per share has been computed as described above and also gives effect, under SEC guidance, to the conversion of preferred shares not included above that automatically converted to common shares upon the closing of the Company's initial public offering in May 2000, using the if-converted method.

       The reconciliation of the denominators of the historical and pro forma, basic and diluted net loss per share calculations is as follows:


                                                           Three Months Ended               Six Months Ended
                                                               June 30,                        June 30,
                                                          -------------------            --------------------
                                                          2000           2001             2000           2001
                                                          ----           ----             ----           ----

Historical:

  Weighted average number of common shares
    outstanding used in computing basic and
    diluted net loss per share.......................    29,990,086     50,890,159       18,400,705     48,463,178
                                                         ==========     ==========       ==========     ==========

Pro forma:

  Weighted average number of common shares
    used in computing basic and diluted net loss
    per share (from above)...........................    29,990,086     50,850,159       18,400,705     48,463,178
  Adjustment to reflect the effect of the
    assumed conversion of preferred stock from
    the date of issuance.............................     8,723,553             --       17,165,701             --
                                                         ----------     ----------       ----------     ----------
  Weighted average number of common shares
    outstanding used in computing pro forma
    basic net loss per share.........................    38,713,639     50,850,159       35,566,406     48,463,178
                                                         ==========     ==========       ==========     ==========

COMPREHENSIVE INCOME

       SFAS No. 130, REPORTING COMPREHENSIVE INCOME, establishes standards for the reporting and display of comprehensive income and its components in the consolidated financial statements. The Company's accumulated other comprehensive income is comprised primarily of net unrealized gains or losses on available-for-sale securities. Comprehensive net loss is not presented for either the three or six months ended June 30, 2000 or 2001, as there was no material difference between the reported net loss and the comprehensive net loss.

3.  ACCOUNTS PAYABLE

       Accounts payable consists principally of trade accounts payable and amounts due to Amgen Inc. ("Amgen") under the corporate collaboration agreement between the Company and Amgen. Amounts due to Amgen represent the Company's share of Plenaxis program expenses and are intended, subject to definitive agreements to be mutually agreed, to be financed by a line of credit from Amgen contemplated by the collaboration agreement. At December 31, 2000 and June 30, 2001, trade accounts payable included $7.1 million and $17.3 million due to Amgen, respectively.

4.  INVESTMENTS

       Management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. The Company's debt securities are classified as available-for-sale and are carried at estimated fair value in cash equivalents and marketable securities. Unrealized gains and losses are reported as accumulated other comprehensive income in stockholders' equity. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in

                                 Page 7 (of 27)
interest income. Realized gains and losses on available-for-sale securities are included in interest income and expense. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income. The Company's cash, cash equivalents and marketable securities as of June 30, 2001 are as follows (in thousands):


                                                               Gross             Gross            Estimated
                                          Amortized          Unrealized        Unrealized            Fair
                                             Cost              Gains             Losses             Value
                                        ---------------    ---------------   ---------------    ---------------

Money market funds...............         $ 108,866             $     --        $        --        $ 108,866
U.S. government agencies.........            59,946                   16                (28)          59,934
Commercial paper.................           113,696                   39                 (5)         113,730
                                        ---------------    ---------------   ---------------    ---------------

  Total..........................           282,508                   55                (33)         282,530

Less amounts classified as cash
  and cash equivalents...........           200,266                   --                 --          200,266
                                        ---------------    ---------------   ---------------    ---------------

  Total marketable securities....         $  82,242             $     55        $       (33)       $  82,264
                                        ===============    ===============   ===============    ===============

5.  FOLLOW-ON OFFERING

       In February 2001, the Company completed a follow-on public offering of its common stock, par value $.01 per share ("Common Stock"). The Company sold 7,587,500 shares of its Common Stock, resulting in net proceeds to the Company of approximately $175.9 million.

                                 Page 8 (of 27)

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

OVERVIEW

       Since our inception, we have been engaged in developing drugs for the treatment of a variety of human diseases. Our lead program is the development of Plenaxis(TM) (previously known as abarelix depot), a drug for the treatment of hormonally responsive prostate cancer and other diseases that respond to the lowering of hormone levels. We have entered into collaborations with Amgen Inc. and Sanofi-Synthelabo S.A. to further develop and commercialize our Plenaxis products. In December 2000, we filed a New Drug Application (NDA) with the U.S. Food and Drug Administration (FDA) for Plenaxis for the treatment of hormonally responsive prostate cancer. In January 2001, the FDA informed us that it had accepted and filed the NDA and that it had granted the filing priority review. In June 2001, we received a letter from the FDA with respect to the NDA in which the FDA indicated that the information presented in the NDA was inadequate for approval. We are planning to meet with the FDA on September 10, 2001 in an effort to clarify the various deficiencies cited in the FDA's letter, and to discuss what further steps need to be taken before the application may be approved.

       We are also developing Latranal, a proprietary topical composition for the relief of musculoskeletal pain, and Apan, our proprietary drug candidate for the treatment of Alzheimer's disease. In addition, we have numerous product candidates in the research or preclinical development stage. Since our inception, we have had no revenues from product sales. We have received revenues in the form of signing, performance-based, cost sharing and contract services payments from corporate collaborations. Under these agreements, we could receive additional non-refundable performance-based payments and reimbursement for ongoing development costs, as well as a percentage of future product profits. For the next several years, we expect that our sources of revenue, if any, will consist primarily of interest income and payments from our corporate collaborators. We expect reimbursement for ongoing development costs under our corporate collaborations to diminish over the next several years.

       Our accumulated deficit as of June 30, 2001 was approximately $54.7 million. At June 30, 2001, we had 123 employees, 92 of whom were engaged in research and development activities, compared to 113 employees at June 30, 2000, 91 of whom were engaged in research and development activities. Substantially all of our expenditures to date have been for drug development and commercialization activities and for general and administrative expenses.

                                 Page 9 (of 27)

       Due to the high costs associated with preparing to launch our first product, as well as other research and development and general and administrative expenses, we had net operating losses for 2000 and for the six months ended June 30, 2001. We expect to have net operating losses for 2001 and for the next several years. We do not expect to generate operating income until several years after our receipt of FDA approval to market Plenaxis for the treatment of prostate cancer. We will require regulatory approval to market all of our future products.

       Under our agreement with Sanofi-Synthelabo, we could receive up to approximately $69.6 million in non-refundable fees and performance-based payments. Of this amount, we are recognizing the $4.7 million initial non-refundable signing fee payment over the period through December 2001, which is the period during which we are obligated to participate on a continuing and substantial basis in the research, development and manufacturing process development of Plenaxis products. For supply of product to Sanofi-Synthelabo, we are entitled to receive a transfer price that varies based on sales price and volume. Additionally, we are entitled to receive reimbursement for certain ongoing development costs. Through June 30, 2001, we have recognized a total of approximately $24.2 million in non-refundable fees and performance-based payments and approximately $10.5 million in reimbursement for ongoing development costs under the Sanofi-Synthelabo agreement.

       Under our agreement with Amgen for the development and commercialization of Plenaxis products in the countries not covered by the Sanofi-Synthelabo agreement, we could receive up to $25.0 million in signing and performance-based fees. Of this $25.0 million, we have received $10.0 million to date, which is the minimum amount payable under the agreement. We are recognizing this amount as revenue over the period through December 2001, during which time we are obligated to participate on a continuing and substantial basis in the research, development and manufacturing process development of Plenaxis products. The remaining $15.0 million is payable upon FDA approval of an NDA relating to Plenaxis.

       Under the agreement, Amgen paid the first $175.0 million of all authorized costs and expenses associated with the research, development and commercialization of Plenaxis products in the United States. Amgen's initial $175.0 million funding commitment was fulfilled during the third quarter of 2000. Following Amgen's completion of this funding, we became responsible for one-half of all subsequent United States research and development costs for Plenaxis products. Additionally, we must reimburse Amgen for one-half of the costs associated with establishing a sales and marketing infrastructure for Plenaxis products in the United States. In general, we will receive a transfer price and royalty based on an equal sharing of the resulting profits on sales of Plenaxis products in the United States. All program expenses in Amgen's licensed territory outside the United States will be borne by Amgen, and we will receive a royalty on net sales of Plenaxis products in those territories. Through June 30, 2001, we have recognized approximately $118.2 million of revenues under the Amgen agreement.

       We have granted Amgen exclusive manufacturing and commercialization rights for Plenaxis products for all indications in the licensed territories. During the second quarter of 2000, Amgen assumed manufacturing responsibility for Plenaxis products, with the exception of the depot formulation, pursuant to the terms of the Amgen agreement. Subject to the terms of the agreement, we have retained manufacturing responsibility for the depot formulation of Plenaxis products. In addition, under the terms of the Amgen agreement, during the third quarter of 2000 we transferred to Amgen final decision-making authority as to Plenaxis for the treatment of endometriosis. A phase II/III study is ongoing, and decisions regarding the future development of Plenaxis for the treatment of endometriosis have not been made.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THREE MONTHS ENDED JUNE 30, 2000

       Revenues for the three months ended June 30, 2001 decreased 68% to approximately $3.2 million, from approximately $10.0 million for the corresponding period in 2000. The decrease in revenues was the result of decreases in both the amount and rate of reimbursement of Plenaxis expenses under our corporate collaboration agreements. We anticipate that revenues from corporate collaborations will continue to decrease due to the continuing decline in our reimbursable Plenaxis expenses.

                                 Page 10 (of 27)

       Research and development expenses for the three months ended June 30, 2001 increased 17% to approximately $14.5 million, from approximately $12.4 million for the corresponding period in 2000. The increase in expenses was primarily the result of our responsibility for one-half of the costs associated with the Plenaxis clinical development program in the United States, as well as our increased spending related to the Latranal and Apan clinical development programs. These increases were partially offset by a decrease in reimbursable Plenaxis prostate cancer program expenses incurred directly by us and decreased spending related to the Plenaxis endometriosis clinical development program. In the third quarter of 2000, Amgen completed its initial funding commitment and we became responsible for one-half of all subsequent United States research and development costs for Plenaxis products through the launch period. Due to this cost sharing responsibility and increased spending on our other clinical development and research programs, we expect our research and development expenses to continue to increase for the next several years.

       Sales and marketing expenses for the three months ended June 30, 2001 increased to approximately $3.3 million, from approximately $0.3 million for the corresponding period in 2000. The increase in expenses was due primarily to our responsibility for one-half of the costs associated with the commercialization of Plenaxis in the United States. In the third quarter of 2000, Amgen completed its initial funding commitment and we became responsible for one-half of all subsequent costs associated with establishing a sales and marketing infrastructure in the United States for Plenaxis products through the launch period. Accordingly, our sales and marketing expenses may increase significantly as we and Amgen prepare for the possible launch of Plenaxis for the treatment of prostate cancer.

       General and administrative expenses for the three months ended June 30, 2001 decreased 6% to approximately $1.4 million, from approximately $1.5 million for the corresponding period in 2000. We expect that general and administrative expenses will increase as we hire additional administrative personnel to support continued growth of our research and development initiatives and incur increased operating costs related to our new facility.

       Net interest income for the three months ended June 30, 2001 increased 40% to approximately $3.0 million, from approximately $2.1 million for the corresponding period in 2000. The increase in interest income was due to higher average cash and investment balances resulting primarily from the proceeds of our follow-on public offering in February 2001. This increase was offset slightly by a decrease in average interest rates from the same period last year.

       There was no provision for income taxes in either the three months ended June 30, 2001 or the comparable period in 2000. We anticipate that we will continue to be in a net operating loss carryforward position during 2001 and therefore, as in 2000, no benefit from our operating losses has been recognized.

SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO SIX MONTHS ENDED JUNE 30, 2000

       Revenues for the six months ended June 30, 2001 decreased 70% to approximately $5.7 million, from approximately $19.0 million for the corresponding period in 2000. The decrease in revenues was the result of decreases in both the amount and rate of reimbursement of Plenaxis expenses under our corporate collaboration agreements. We anticipate that revenues from corporate collaborations will continue to decrease due to the continuing decline in our reimbursable Plenaxis expenses.

       Research and development expenses for the six months ended June 30, 2001 increased 13% to approximately $26.7 million, from approximately $23.7 million for the corresponding period in 2000. The increase in expenses was primarily the result of our responsibility for one-half of the costs associated with the Plenaxis clinical development program in the United States, as well as our increased spending related to the Latranal and Apan clinical development programs and our discovery research initiatives. These increases were partially offset by a decrease in reimbursable Plenaxis prostate cancer program expenses incurred directly by us and decreased spending related to the Plenaxis endometriosis clinical development program. In the third quarter of 2000, Amgen completed its initial funding commitment and we became responsible for one-half of all subsequent United States research and development costs for Plenaxis products through the launch period. Due to this cost sharing responsibility and increased spending on our other clinical development and research programs, we expect our research and development expenses to continue to increase for the next several years.

                                 Page 11 (of 27)

       Sales and marketing expenses for the six months ended June 30, 2001 increased to approximately $6.4 million, from approximately $0.6 million for the corresponding period in 2000. The increase in expenses was due primarily to our responsibility for one-half of the costs associated with the commercialization of Plenaxis in the United States. In the third quarter of 2000, Amgen completed its initial funding commitment and we became responsible for one-half of all subsequent costs associated with establishing a sales and marketing infrastructure in the United States for Plenaxis products through the launch period. Accordingly, our sales and marketing expenses may increase significantly as we and Amgen prepare for the possible launch of Plenaxis for the treatment of prostate cancer.

       General and administrative expenses for the six months ended June 30, 2001 increased 15% to approximately $3.0 million, from approximately $2.6 million for the corresponding period in 2000. The increase was due to an increase in personnel related operating costs, increased use of professional services and other costs associated with being a public company. We expect that general and administrative expenses will increase as we hire additional administrative personnel to support continued growth of our research and development initiatives and incur increased operating costs related to our new facility.

       Net interest income for the six months ended June 30, 2001 increased 59% to approximately $5.5 million, from approximately $3.4 million for the corresponding period in 2000. The increase in interest income was due to higher average cash and investment balances resulting from the proceeds of our initial public offering and follow-on public offering in May 2000 and February 2001, respectively. This increase was offset slightly by a decrease in average interest rates from the same period last year.

       The provision for income taxes for the six months ended June 30, 2001 and 2000 was zero and $0.1 million, respectively. The provision for income taxes during 2000 was primarily for state income taxes. We anticipate that we will continue to be in a net operating loss carryforward position during 2001 and therefore, as in 2000, no benefit from our operating losses has been recognized.

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

       Additionally, we have received a total of approximately $184.5 million from one-time signing payments and performance-based payments, cost reimbursements and contract service payments under our collaboration agreements. We have also received approximately $25.0 million from interest on invested cash balances, and paid approximately $1.2 million in interest expense associated with building and equipment financing.

       At June 30, 2001, we had cash, cash equivalents and marketable securities of approximately $282.5 million and working capital of approximately $261.8 million, compared to approximately $132.2 million and $115.7 million, respectively, at December 31, 2000. Based upon our existing capital resources and interest income, and assuming receipt of payments under our collaboration agreements and the availability of the line of credit contemplated by the Amgen agreement, which we discuss below, we anticipate that we will be able to maintain currently planned operations for at least the next several years.

       For the six months ended June 30, 2001, net cash of approximately $19.3 million was used in operating activities, compared to approximately $10.0 million used in operating activities during the corresponding period in 2000. During the six months ended June 30, 2001, our use of cash in operations was due principally to our net loss, partially offset by an increase in accounts payable consisting principally of our share of accrued Plenaxis program expenses due to Amgen. This obligation is intended to be financed by a line of credit from Amgen contemplated by our agreement with Amgen and described below. Our investing activities during the six months ended June 30, 2001 consisted of the purchase, sale and maturity of marketable securities, as well as $17.1 million of

                                 Page 12 (of 27)
additional spending toward the continued build-out of our new corporate headquarters and other fixed asset additions. Our financing activities for the six months ended June 30, 2001 consisted principally of the proceeds of our follow-on public offering, proceeds received from the exercise of common stock options and advances of $9.0 million under an acquisition and construction loan agreement.

         In July 2000, in connection with the purchase, through our wholly owned real estate subsidiary, of our new corporate headquarters and research facility in Waltham, Massachusetts, the subsidiary entered into an acquisition and construction loan agreement providing for up to $33.0 million in financing for the acquisition of, and improvements to, the new facility. As of June 30, 2001, $33.0 million was outstanding under the loan agreement. Advances bear interest at a rate equal to the 30-day LIBOR plus 2.0% (5.86% at June 30, 2001). Interest is payable monthly in arrears. Principal is due and payable in full on July 30, 2003, subject to two, one-year extension options. The loan is secured by the new facility, together with all fixtures, equipment, improvements and other related items, and by all rents, income or profits received by our real estate subsidiary, and is unconditionally guaranteed by us. In addition to this financing, as of June 30, 2001, we had spent approximately $33.2 million of our own funds, and anticipate spending an additional $7.4 million, in connection with the build-out and occupancy of our new facility. We occupied the new facility during May 2001 and as planned, are actively seeking to sublease a portion of this facility. We terminated the lease for our Cambridge, Massachusetts facility effective as of September 1, 2001. In addition, in connection with our move to the new facility, we consolidated our Provid Research division with our Massachusetts operations and are actively seeking a sublessee for our New Jersey facility.

       Our agreement with Amgen provides that, subject to definitive agreements to be mutually agreed, Amgen will provide us with a line of credit not to exceed $150.0 million through 2002 whereby, subject to various conditions each year, we will be permitted to draw down a maximum of $75.0 million in 2001 and, in 2002, the remaining balance of the line of credit available after all previous drawdowns. The agreement provides that for each drawdown in 2002, we must demonstrate a cash flow need reasonably acceptable to Amgen and meet various other specified conditions, including conditions relating to the commercial sale of Plenaxis products. Borrowings will bear interest at market rates and will be secured by various receivables relating to Plenaxis products. All borrowings under the line of credit must be repaid by 2008. The definitive agreements for the line of credit have not yet been entered into and, accordingly, no loans have been made by Amgen to us.

       We expect our funding requirements to increase over the next several years as we prepare for the possible commercial launch of Plenaxis for the treatment of prostate cancer, continue with current clinical trials for Plenaxis for the treatment of endometriosis, Latranal and Apan, initiate preclinical trials for additional product candidates, continue to improve our new facility and expand our research and development initiatives. The amount of these expenditures will depend on numerous factors, including:

       o    the cost, timing and outcomes of regulatory reviews;

       o decisions relating to the Plenaxis program made by our corporate collaborators;

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

                                 Page 13 (of 27)

       o the continued viability and duration of, and timely compliance by our collaborators with, our corporate collaboration agreements or other licensing agreements;

       o the establishment of additional strategic or licensing arrangements with other companies or acquisitions;

       o our ability to sublease our New Jersey facility and part of our new facility; and

       o    the availability of additional financing.

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

       We cannot assure you that we will be profitable in the future or, if we are profitable, that it will be sustainable. All but one of our potential products are in the research or development stage. We have not yet marketed or sold any products, and we may not succeed in developing and marketing any product in the future. To date, we have derived substantially all of our revenues from payments under our collaboration and license agreements and will continue to do so for at least the next several years. In addition, we expect to continue to spend significant amounts to continue clinical studies, obtain regulatory approval for our existing product candidates and expand our facilities. We also intend to spend substantial amounts to fund additional research and development for other potential products, enhance our core technologies, and for general and administrative purposes. As of June 30, 2001, we had an accumulated deficit of approximately $54.7 million. We expect that our operating expenses will increase significantly in the near term, primarily due to our obligations under the Amgen agreement following Amgen's fulfillment of its initial funding commitment during the third quarter of 2000, resulting in significant operating losses for 2001 and the next several years.

IF OUR CLINICAL TRIALS ARE NOT SUCCESSFUL, OR IF WE ARE OTHERWISE UNABLE TO OBTAIN AND MAINTAIN THE REGULATORY APPROVAL REQUIRED TO MARKET AND SELL OUR POTENTIAL PRODUCTS, WE WOULD INCUR ADDITIONAL OPERATING LOSSES.

       The development and sale of our product candidates are subject to extensive regulation by governmental authorities. Obtaining and maintaining regulatory approval typically is costly and takes many years. Regulatory authorities, most importantly, the FDA, have substantial discretion to terminate clinical trials, delay or withhold registration and marketing approval in the United States, and mandate product recalls. Failure to comply with regulatory requirements may result in criminal prosecution, civil penalties, recall or seizure of products, total or partial suspension of production or injunction, as well as other actions as to our potential products or against us. Outside the United States, we can market a product only if we receive a marketing authorization from the appropriate regulatory authorities. This foreign regulatory approval process includes all of the, and in some cases, additional, risks associated with the FDA approval process.

                                 Page 14 (of 27)

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

       In addition, many factors could delay or result in termination of our ongoing or future clinical trials. For example, a clinical trial may experience slow patient enrollment or lack of sufficient drug supplies. Patients may experience adverse medical events or side effects, and there may be a real or perceived lack of effectiveness of the drug we are testing. Future governmental action or changes in FDA policy may also result in delays or rejection of an application for marketing approval. Accordingly, we may not be able to obtain product registration or marketing approval for Plenaxis, our drug candidate for the treatment of prostate cancer and endometriosis, or for any of our other product candidates, based on the results of our clinical trials, or regulatory approval may be conditioned upon significant labeling requirements which could adversely affect marketability of the product.

       To date, none of our product candidates have received regulatory approval for commercial sale. In June 2001, we received a letter from the FDA with respect to our NDA for Plenaxis for the treatment of hormonally responsive prostate cancer, which was submitted in December 2000. The FDA indicated that the information presented in the NDA was inadequate for approval. We are planning to meet with the FDA on September 10, 2001 in an effort to clarify the various deficiencies cited in the FDA's letter, and to discuss what further steps may need to be taken before the application can be approved. We cannot assure you, however, that the FDA will approve this NDA in a timely matter, or at all. If we are delayed in obtaining or are unable to obtain regulatory approval to market Plenaxis or our other potential products, we may exhaust our available resources, including the net proceeds from our initial public offering, which we completed in May 2000, and the net proceeds from our follow-on public offering, which we completed in February 2001, significantly sooner than we had planned. If this were to happen, we would need to raise additional funds to complete commercialization of our lead products and to continue our research and development programs as currently planned. We cannot assure you that we would be able to obtain these additional funds on favorable terms, if at all.

EVEN IF WE RECEIVE APPROVAL FOR THE MARKETING AND SALE OF OUR PRODUCT CANDIDATES, THEY MAY FAIL TO ACHIEVE MARKET ACCEPTANCE AND, ACCORDINGLY, MAY NEVER BE COMMERCIALLY SUCCESSFUL.

         Many factors may affect the market acceptance and commercial success of any of our potential products, including:

       o the extent and success of our marketing and sales efforts, and, in particular, those of our collaborators, relating to the marketing and sales of Plenaxis products;

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

       o the competitive features of our products as compared to other products, including the frequency of administration of Plenaxis as compared to other products, and doctor and patient acceptance of these features;

       o the cost-effectiveness of our products and the availability of insurance or other third-party reimbursement, in particular Medicare, for patients using our products; and

       o unfavorable publicity concerning our products or any similar products.

       If our products are not commercially successful, we may never become profitable.

                                 Page 15 (of 27)

IF OUR CORPORATE COLLABORATORS REDUCE, DELAY OR TERMINATE THEIR FINANCIAL OR OTHER SUPPORT, WE MAY BE UNABLE TO SUCCESSFULLY DEVELOP, MARKET, DISTRIBUTE OR SELL OUR PRODUCT CANDIDATES.

       We depend upon our corporate collaborators, in particular Amgen and Sanofi-Synthelabo, to provide substantial financial support for developing our product candidates. We also will rely on them in some instances to help us obtain regulatory approval for our products and to manufacture, market, distribute or sell our products. Despite our collaborative relationships, we have limited influence over the amount and timing of resources that our corporate collaborators devote to our programs or potential products. For example, Amgen has final decision-making authority with regard to most of the Plenaxis program in the Amgen territory, and accordingly, we have limited influence over decisions related to that program. Also, the availability of the $150.0 million line of credit that Amgen has agreed to provide us is subject to the execution of mutually acceptable definitive agreements which, for some borrowings thereunder, will include specified conditions relating to the sale of Plenaxis.

         In addition, our corporate collaborators may terminate our collaboration agreements in various circumstances. For example, in December 1998, we and Roche Products Inc. mutually terminated our agreement. We and each of Amgen and Sanofi-Synthelabo may mutually terminate our agreement, and, in addition:

       o Amgen and Sanofi-Synthelabo each may terminate its agreement with us if the results of any clinical trial of Plenaxis materially harms the product's commercial prospects;

       o Amgen may terminate its agreement with us at any time upon 90 days' prior written notice; and

       o Sanofi-Synthelabo may terminate its agreement with us if specified adverse events occur relating to our European patent applications or the related patents which may be issued covering Plenaxis or our Rel-Ease technology.

       We cannot assure you that any of our present or future collaborators will meet their obligations to us under the collaboration agreements. If a collaborator terminates its agreement with us or fails to perform, or delays performance of, its obligations, it could delay or otherwise adversely affect or prevent, the development or commercialization of the potential product or research program. As a result, we could be forced to devote unforeseen additional resources to development and commercialization or to terminate one or more of our drug development programs. Due to increased operating costs and lost revenue associated with the termination of, or non-performance or delay of performance by a corporate collaborator under, a collaboration agreement, we could have to seek funds in addition to the net proceeds of both our initial public offering, which we completed in May 2000, and our follow-on public offering, which we completed in February 2001, to meet our capital requirements. We cannot assure you that we would be able to raise the necessary funds or negotiate additional corporate collaborations on acceptable terms, if at all, and in that event we could have to curtail or cease operations. For instance, if, following the termination of our agreement with Roche, we had been unable to enter into an alternative collaboration for the development and commercialization of our Plenaxis products in a timely manner, we likely would have needed to delay or cut back our programs for the development of Plenaxis or other drugs and raise additional funds through one or more equity financings prior to the time we had planned to do so, and possibly on less than favorable terms.

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

       We have no experience in large-scale product manufacturing, nor do we have the resources or facilities to manufacture products on a commercial scale. We will continue to rely upon contract

                                 Page 16 (of 27)
manufacturers and, in certain instances, our corporate collaborators, to produce Plenaxis and other compounds for preclinical, clinical and commercial purposes for a significant period of time. Either we or our corporate collaborators have manufacturing and supply agreements with third parties, and if these agreements are not satisfactory, we may not be able to develop or commercialize potential products as planned. The manufacture of our potential products will be subject to current good manufacturing practices regulations. Third-party manufacturers are subject to regulatory review and may fail to comply with these good manufacturing practices regulations. If we or our corporate collaborators need to replace our current third-party manufacturers, or contract with additional manufacturers, this would necessitate new product testing and facility compliance inspections. This testing and inspection is costly and time-consuming. Any of these factors could prevent, or cause delays in, obtaining regulatory approvals for, and the manufacturing, marketing or selling of, our products and could also result in significantly higher operating expenses.

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

DUE TO OUR INEXPERIENCE AND OUR LIMITED SALES AND MARKETING STAFF, WE WILL DEPEND ON THIRD PARTIES TO SELL AND MARKET OUR PRODUCTS.

       We have no experience in marketing or selling pharmaceutical products and have a limited marketing and sales staff. To achieve commercial success for any approved product, we must either develop a marketing and sales force or enter into arrangements with others to market and sell our products. We have granted Amgen and Sanofi-Synthelabo exclusive marketing and distribution rights for Plenaxis products in defined geographic locations. We have limited influence over the decisions made by Amgen or Sanofi-Synthelabo or the resources they devote to the marketing and distribution of Plenaxis products in their respective territories, and we cannot assure you that they will meet their obligations in this regard. Moreover, our corporate collaborators may, subject to certain limitations with respect to Sanofi-Synthelabo, market products that compete with our products. Our marketing and distribution arrangements with Amgen and Sanofi-Synthelabo may not be successful, and we may not receive any revenues from these arrangements. Also, we cannot assure you that we will be able to enter into marketing and sales agreements on acceptable terms, if at all, for any other products.

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

ALTERNATIVE TREATMENTS ARE AVAILABLE WHICH MAY IMPAIR OUR ABILITY TO CAPTURE MARKET SHARE FOR OUR POTENTIAL PRODUCTS.

       Alternative products exist or are under development to treat the diseases for which we are developing drugs. For example, the FDA has approved several drugs for the treatment of prostate cancer that respond to changes in hormone levels. Even if the FDA approves Plenaxis for commercialization for the treatment of prostate cancer, it may not compete favorably with existing treatments that already have an established market share. If Plenaxis does not achieve broad market acceptance as a drug for the treatment of prostate cancer, we may not become profitable.

                                 Page 17 (of 27)

WE COULD EXPERIENCE DELAYS IN THE RESEARCH, DEVELOPMENT OR COMMERCIALIZATION OF OUR PRODUCT CANDIDATES AS A RESULT OF CONFLICTS WITH OUR CORPORATE COLLABORATORS OR COMPETITION FROM THEM.

       An important part of our strategy involves conducting proprietary research programs. We may pursue opportunities that conflict with our collaborators' businesses. Disagreements with our collaborators could develop over rights to intellectual property, including the ownership of technology co-developed with our collaborators. Our current or future collaborators could develop or market products in the future that compete with our products. This could diminish our collaborators' commitment to us, and reduce the resources they devote to developing and commercializing our product candidates. For example, the U.S. subsidiary of Sanofi-Synthelabo entered into a collaboration agreement with Atrix Laboratories, Inc., under which it will exclusively market Leuprogel, Atrix's product in development for the treatment of prostate cancer, in North America. If approved, Leuprogel is likely to compete with Plenaxis as a treatment for advanced stage prostate cancer.

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

       A biotechnology company such as ours must keep pace with rapid technological change and faces intense competition. We compete with biotechnology and pharmaceutical companies for funding, access to new technology, research personnel and in product research and development. Many of these companies have greater financial resources and more experience than we do in developing drugs, obtaining regulatory approvals, manufacturing and marketing. We also face competition from academic and research institutions and government agencies pursuing alternatives to our products and technologies. We expect that all of our products under development will face intense competition from existing or future drugs. In addition, for each of our product candidates, we will face increasing competition from generic formulations or existing drugs whose active components are no longer covered by patents.

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

IF WE ARE UNABLE TO OBTAIN AND ENFORCE VALID PATENTS, WE COULD LOSE ANY COMPETITIVE ADVANTAGE WE MAY HAVE.

       Our success will depend in part on our ability to obtain patents and maintain adequate protection of our technologies and potential products. If we do not adequately protect our intellectual property, competitors may be able to use our technologies and erode any competitive advantage we may have. For example, if we lose our patent protection for Plenaxis, another party could produce and market the compound in direct competition with us. Some foreign countries lack rules and methods for defending intellectual property rights and do not protect proprietary rights to the same extent as the United States. Many companies have had difficulty protecting their proprietary rights in foreign countries.

       Patent positions are sometimes uncertain and usually involve complex legal and factual questions. We can protect our proprietary rights from unauthorized use by third parties only to the extent that our proprietary technologies are covered by valid and enforceable patents or are effectively maintained as trade secrets. We currently own or have exclusively licensed fourteen issued United States patents. We have applied, and will continue to apply, for patents covering both our technologies

                                 Page 18 (of 27)
and products as we deem appropriate. Others may challenge our patent applications or our patent applications may not result in issued patents. Moreover, any issued patents on our own inventions, or those licensed from third parties, may not provide us with adequate protection, or others may challenge the validity of, or seek to narrow or circumvent, these patents. Third-party patents may impair or block our ability to conduct our business. Additionally, third parties may independently develop products similar to our products, duplicate our unpatented products, or design around any patented products we develop.

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

       We license some of our technology from third parties. Termination of our licenses could force us to delay or discontinue some of our development and commercialization programs. For example, if Advanced Research and Technology Institutes, Inc., the assignee of Indiana University Foundation, terminated our license with them, we could have to discontinue development and commercialization of our Plenaxis products. We cannot assure you that we would be able to license substitute technology in the future. Our inability to do so could impair our ability to conduct our business because we may lack the technology, or the necessary rights to technology, required to develop and commercialize our potential products.

OUR REVENUES WILL DIMINISH IF WE FAIL TO OBTAIN ACCEPTABLE PRICES OR ADEQUATE REIMBURSEMENT FOR OUR PRODUCTS FROM THIRD-PARTY PAYORS.

       The continuing efforts of government and third-party payors to contain or reduce the costs of health care may limit our commercial opportunity. If government and other third-party payors do not provide adequate coverage and reimbursement for our products, physicians may not prescribe them. If we are unable to offer physicians comparable or superior financial motivation to use our products, we may not be able to generate significant revenues. In some foreign markets, pricing and profitability of prescription pharmaceuticals are subject to government control. In the United States, we expect that there will continue to be federal and state proposals for similar controls. In addition, increasing emphasis on managed care in the United States will continue to put pressure on the pricing of pharmaceutical products. Cost control initiatives could decrease the price that any of our collaborators or we receive for any products in the future. Further, cost control initiatives could impair or diminish

                                 Page 19 (of 27)
our collaborators' ability or incentive to commercialize our products, and our ability to earn revenues from this commercialization.

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

WE MAY BE UNABLE TO FIND SUITABLE TENANTS FOR A PORTION OF OUR NEW FACILITY OR SUBLEASE OUR NEW JERSEY FACILITY.

       In May 2001, we moved to a new 175,000 square foot facility in Waltham, Massachusetts. We are currently seeking to sublease a portion of our new facility to third parties. In addition, in connection with our recent move to the new facility, we consolidated the Provid Research division into our current facility and are seeking a subleasee for our New Jersey facility. We may not be able to find suitable sub-tenants to occupy these spaces in a timely manner, if at all. If we are unable to find suitable sub-tenants in a timely manner, we may experience greater than anticipated operating expenses in the future.

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

       Recruiting and retaining qualified scientific personnel to perform future research and development work also will be critical to our success. Competition for skilled personnel is intense and the turnover rate can be high. We compete with numerous companies and academic and other research institutions for experienced scientists. This competition may limit our ability to recruit and retain qualified personnel on acceptable terms. Failure to attract and retain qualified personnel would prevent us from successfully developing our potential products or core technologies and launching our products commercially. Our planned activities may require the addition of new personnel, including management, and the development of additional expertise by existing management personnel. The inability to retain these personnel or to develop this expertise could result in delays in the research, development and commercialization of our potential products.

WE MAY HAVE SUBSTANTIAL EXPOSURE TO PRODUCT LIABILITY CLAIMS AND MAY NOT HAVE ADEQUATE INSURANCE TO COVER THOSE CLAIMS.

       We may be held liable if any product we develop, or any product made by others using our technologies, causes injury. We have only limited product liability insurance coverage for our potential products in clinical trials. We intend to expand the product liability insurance coverage for any of our products for which we obtain marketing approval. However, this insurance may be prohibitively expensive or may not fully cover our potential liabilities. Our inability to obtain adequate insurance coverage at an acceptable cost could prevent or inhibit the commercialization of our products. If a third party sues us for any injury caused by products made by us or using our technologies, our liability could exceed our total assets.

                                 Page 20 (of 27)

WE USE HAZARDOUS CHEMICALS AND RADIOACTIVE AND BIOLOGICAL MATERIALS IN OUR BUSINESS AND ANY CLAIMS RELATING TO THE HANDLING, STORAGE OR DISPOSAL OF THESE MATERIALS COULD BE TIME CONSUMING AND COSTLY.

       Our research and development processes involve the controlled use of hazardous materials, including chemicals and radioactive and biological materials. The health risks associated with accidental exposure to Plenaxis include temporary impotence or infertility and harmful effects on pregnant women. Our operations also produce hazardous waste products. We cannot completely eliminate the risk of accidental contamination or discharge from hazardous materials and any resultant injury. Federal, state and local laws and regulations govern the use, manufacture, storage, handling and disposal of hazardous materials. Compliance with environmental laws and regulations is necessary and expensive. Current or future environmental regulations may impair our research, development or production efforts. We may be required to pay fines, penalties or damages in the event of noncompliance or the exposure of individuals to hazardous materials.

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

                                 Page 21 (of 27)

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

       o the timing of development and commercialization of our Plenaxis products leading to performance-based payments and revenues under our agreements with our corporate collaborators;

       o the timing and level of expenses, and of expense reimbursement payments, related to the development and commercialization of our Plenaxis products, or to our other research and development programs; and

       o the timing of our commercialization of other products resulting in revenues.

       Due to the possibility of fluctuations in our revenues and expenses, we believe that quarter-to-quarter comparisons of our operating results are not a good indication of our future performance.

FUTURE SALES OF OUR COMMON STOCK MAY CAUSE OUR STOCK PRICE TO DECLINE.

       If our stockholders sell substantial amounts of our common stock in the public market, or the perception that such sales may occur exists, the market price of our common stock could decline. The 9,200,000 shares of common stock sold in our initial public offering in May 2000 are all freely tradeable in the public market. Additionally, all of the 8,337,500 shares sold in our follow-on public offering in February 2001 to purchasers other than our affiliates are freely tradeable in the public market. Any shares of common stock held by our affiliates may generally only be sold in compliance with Rule 144 under the Securities Act. As of June 30, 2001, approximately 2.2 million outstanding shares of common stock were held by our affiliates. Substantially all of our remaining outstanding shares of common stock may be freely sold without volume restrictions pursuant to Rule 144(k) or Rule 701 under the Securities Act.

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

                                 Page 22 (of 27)

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

       The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we invest in may have market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. To minimize this risk in the future, we maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds and government and non-government debt securities. Our investments are also subject to interest rate risk and will decrease in value if market interest rates increase. A hypothetical 100 basis point increase in interest rates would result in an approximate $0.7 million decrease in the fair value of our investments as of June 30, 2001. However, due to the conservative nature of our investments and relatively short duration, interest rate risk is mitigated. As of June 30, 2001, approximately 92% of our total portfolio will mature in one year or less, with the remainder maturing in less than two years.

       In connection with the purchase of our new facility in July 2000, our wholly owned real estate subsidiary executed an acquisition and construction loan agreement that provides for up to $33.0 million in borrowings at a floating interest rate indexed to 30-day LIBOR. Concurrent with that transaction, the subsidiary also entered into an interest rate cap agreement which limits exposure to interest rate increases above a certain threshold. Due to the decrease in interest rates since we entered into this interest rate cap, we do not believe that there is material market risk exposure with respect to this item which would require additional disclosure. With regard to borrowings under the loan agreement, we believe that we have mitigated our risk to significant adverse fluctuations in interest rates and we do not believe that a 10% change in interest rates would have a material impact on our results of operations or cash flows.

                                 Page 23 (of 27)

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

       From April 26, 2000 through June 30, 2001, we used approximately $33.2 million of the net proceeds from our initial public offering for the purchase and build-out of our new facility. Due to unanticipated construction costs, we expect that the total amount of net proceeds from our initial public offering that we will use for the purchase and build-out of our new facility will exceed our original estimates by approximately $3.2 million. Pending use of the remaining net proceeds of our initial public offering, we have invested these funds in short-term, interest-bearing, investment-grade securities. Our management will continue to have broad discretion over the actual use of these proceeds.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

       We held our Annual Meeting of Stockholders on May 23, 2001 to elect six directors and to ratify the appointment by our Board of Directors of Ernst & Young LLP as our independent auditors for fiscal year 2001.

       The following nominees were elected, by the vote set forth below, to hold office until the next annual meeting of stockholders and until their successors are duly elected and qualified:

NOMINEE:                                     NUMBER OF VOTES FOR:             NUMBER OF VOTES WITHHELD:
Malcolm L. Gefter, Ph.D.                          36,925,028                          5,861,212
G. Leonard Baker, Jr.                             41,090,970                          1,695,270
Henry F. McCance                                  41,090,970                          1,695,270
William R. Ringo                                  41,090,970                          1,695,270
David B. Sharrock                                 41,090,970                          1,695,270
Albert L. Zesiger                                 41,090,970                          1,695,270

       The stockholders also ratified the appointment by the Board of Directors of Ernst & Young LLP as our independent auditors for fiscal year 2001 by the following vote:

        NUMBER OF VOTES FOR:               NUMBER OF VOTES AGAINST:             NUMBER OF ABSTENTIONS:
             42,480,037                            134,995                             171,208

                                 Page 24 (of 27)

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits

     EXHIBIT
      NUMBER         EXHIBIT
       3.1           Amended and Restated Certificate of Incorporation (2)
       3.2           Amended and Restated By-Laws (2)
       4.1           Specimen certificate representing shares of common stock (1)
       4.2           Specimen certificate representing shares of common stock (including Rights Agreement Legend) (3)
       4.3           Warrant to purchase Common Stock dated as of May 13, 1997 (1)
       4.4           Amendment dated as of January 30, 2001 between the Registrant and Sanofi-Synthelabo Inc.
                     (formerly Sylamerica, Inc.) to the Warrant for the Purchase of Shares of Common Stock issued by the Registrant to Sylamerica, Inc. (3)
       4.5           Rights Agreement between the Registrant and American Stock Transfer & Trust Company, as Rights
                     Agent (4)
       4.6           Form of Certificate of Designations of Series A Junior Participating Preferred Stock (attached as Exhibit A to the Rights Agreement filed as Exhibit 4.5 hereto)(4)
       4.7           Form of Rights Certificate (attached as Exhibit B to the Rights Agreement filed as Exhibit 4.5 hereto) (4)

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

(4) Incorporated by reference to Registration Statement on Form 8-A filed with the Securities and Exchange Commission on January 26, 2001.

(b)    Reports Submitted on Form 8-K

       On April 27, 2001, we filed a Current Report on Form 8-K to file under
Item 5 (Other Events) a copy of our Press Release dated April 27, 2001.

                                 Page 25 (of 27)

                                    SIGNATURE

       Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                        PRAECIS PHARMACEUTICALS INCORPORATED


Date:  August 9, 2001                   By /s/ Kevin F. McLaughlin
                                           -------------------------------------
                                           Kevin F. McLaughlin
                                           Chief Financial Officer,
                                           Senior Vice President,
                                           Treasurer and Secretary
                                           (Duly Authorized Officer and
                                           Principal Financial and Accounting
                                           Officer)




                                 Page 26 (of 27)

                                  EXHIBIT INDEX


     EXHIBIT
      NUMBER         EXHIBIT
       3.1           Amended and Restated Certificate of Incorporation (2)
       3.2           Amended and Restated By-Laws (2)
       4.1           Specimen certificate representing shares of common stock (1)
       4.2           Specimen certificate representing shares of common stock (including Rights Agreement Legend) (3)
       4.3           Warrant to purchase Common Stock dated as of May 13, 1997 (1)
       4.4           Amendment dated as of January 30, 2001 between the Registrant and Sanofi-Synthelabo Inc.
                     (formerly Sylamerica, Inc.) to the Warrant for the Purchase of Shares of Common Stock issued by the Registrant to Sylamerica, Inc. (3)
       4.5           Rights Agreement between the Registrant and American Stock Transfer & Trust Company, as Rights
                     Agent (4)
       4.6           Form of Certificate of Designations of Series A Junior Participating Preferred Stock (attached as Exhibit A to the Rights Agreement filed as Exhibit 4.5 hereto)(4)
       4.7           Form of Rights Certificate (attached as Exhibit B to the Rights Agreement filed as Exhibit 4.5 hereto) (4)

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

                                 Page 27 (of 27)