Form 10-Q
period 2001-09-30
PRAECIS PHARMACEUTICALS INC
filed 2001-11-14
CIK 1033025

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                    -----------------------------------------

                                    FORM 10-Q

         (MARK ONE)

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

                                       OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE TRANSITION PERIOD FROM ____ TO ____

                        COMMISSION FILE NUMBER: 000-30289

                      PRAECIS PHARMACEUTICALS INCORPORATED
         --------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                     DELAWARE                              043200305
         ------------------------------                ------------------
     (State or other jurisdiction of                   (I.R.S. Employer
      incorporation or organization)                    Identification No.)


                    830 WINTER STREET, WALTHAM, MA 02451-1420
              -----------------------------------------------------
              (Address of principal executive offices and zip code)

                                 (781) 795-4100
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of October 31, 2001, there were 51,041,859 shares of the registrant's common stock, $.01 par value, outstanding.

                      PRAECIS PHARMACEUTICALS INCORPORATED
                                    FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2001

                                      INDEX


                                                                                                     PAGE
                                                                                                   NUMBER
PART I.              FINANCIAL INFORMATION                                                              3

Item 1.              Financial Statements                                                               3

                     Condensed Consolidated Balance Sheets - December 31,
                     2000 and September 30, 2001 (unaudited)                                            3

                     Condensed Consolidated Statements of Operations (unaudited)
                     - three and nine months ended September 30, 2000 and 2001                          4

                     Condensed Consolidated Statements of Cash Flows (unaudited)
                     - nine months ended September 30, 2000 and 2001                                    5

                     Notes to Condensed Consolidated Financial Statements                               6

Item 2.              Management's Discussion and Analysis of Financial Condition
                     and Results of Operations                                                         10

Item 3.              Quantitative and Qualitative Disclosures About Market Risk                        23


PART II.             OTHER INFORMATION                                                                 24

Item 2.              Changes in Securities and Use of Proceeds                                         24

Item 6.              Exhibits and Reports on Form 8-K                                                  24


SIGNATURE                                                                                              26

EXHIBIT INDEX                                                                                          27



                                 Page 2 (of 27)

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.


                      PRAECIS PHARMACEUTICALS INCORPORATED
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                                                December 31,         September 30,
                                                                                    2000                  2001
                                                                                --------------       ------------
                                                                                                     (unaudited)

ASSETS
Current assets:
    Cash and cash equivalents ..............................................         $132,207           $186,655
    Marketable securities ..................................................               --             82,760
    Accounts receivable ....................................................            1,079                667
    Refundable income taxes ................................................            4,853              4,795
    Unbilled revenue .......................................................            1,493              1,160
    Prepaid expenses and other assets ......................................              786              1,023
                                                                                --------------       ------------

          Total current assets .............................................          140,418            277,060

Property and equipment, net ................................................           53,821             74,029
Other assets ...............................................................            1,332                880
                                                                                --------------       ------------

          Total assets .....................................................         $195,571           $351,969
                                                                                ==============       ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable .......................................................          $12,834            $30,417
    Accrued expenses .......................................................            7,142              9,266
    Deferred revenue .......................................................            4,709              1,298
                                                                                --------------       ------------

        Total current liabilities ..........................................           24,685             40,981
Deferred revenue ...........................................................              355                234
Long term debt .............................................................           24,000             33,000

Commitments and contingencies

Stockholders' equity:
    Preferred Stock, $0.01 par value; 10,000,000 shares authorized;
        no shares issued and outstanding ...................................               --                 --
    Common Stock, $0.01 par value; 200,000,000 shares authorized;
        42,284,199 shares in 2000 and 51,041,859 shares in 2001
        issued and outstanding .............................................              423                510
    Accumulated other comprehensive income .................................               --                843
    Additional paid-in capital .............................................          175,937            353,291
    Accumulated deficit ....................................................          (29,829)           (76,890)
                                                                                --------------       ------------

        Total stockholders' equity .........................................          146,531            277,754
                                                                                --------------       ------------

              Total liabilities and stockholders' equity ...................         $195,571           $351,969
                                                                                ==============       ============


SEE ACCOMPANYING NOTES.



                                 Page 3 (of 27)

                      PRAECIS PHARMACEUTICALS INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)

                                                 Three Months Ended                            Nine Months Ended
                                                    September 30,                                 September 30,
                                             ------------------------------               -------------------------------
                                               2000                2001                      2000                2001
                                             ----------          ----------               ----------          -----------
Revenues:
    Corporate collaborations ............... $   7,334           $   2,479                $  26,307           $    8,228
                                             ----------          ----------               ----------          -----------
        Total revenues .....................     7,334               2,479                   26,307                8,228

Costs and expenses:
    Research and development ...............    13,358              22,767                   37,023               49,481
    Sales and marketing ....................     2,080               1,933                    2,666                8,312
    General and administrative .............     1,283               1,831                    3,874                4,808
                                             ----------          ----------               ----------          -----------
        Total costs and expenses ...........    16,721              26,531                   43,563               62,601
                                             ----------          ----------               ----------          -----------

Operating loss .............................    (9,387)            (24,052)                 (17,256)             (54,373)

Interest income, net .......................     2,255               1,835                    5,697                7,312
                                             ----------          ----------               ----------          -----------

Loss before income taxes ...................    (7,132)            (22,217)                 (11,559)             (47,061)
Provision for income taxes .................        --                  --                      100                   --
                                             ----------          ----------               ----------          -----------


Net loss ................................... $  (7,132)          $ (22,217)               $ (11,659)          $  (47,061)
                                             ==========          ==========               ==========          ============

Net loss per share:
   Basic ................................... $   (0.17)          $   (0.44)               $   (0.44)          $    (0.95)
                                             ==========          ==========               ==========          ============
   Diluted ................................. $   (0.17)          $   (0.44)               $   (0.44)          $    (0.95)
                                             ==========          ==========               ==========          ============

Weighted average number of common
   shares:
   Basic ................................... 41,871,147         50,957,937               26,280,783           49,303,941
   Diluted ................................. 41,871,147         50,957,937               26,280,783           49,303,941

Pro forma net loss per share:
   Basic ............................................................................... $   (0.31)          $     (0.95)
                                                                                         ==========          ============
   Diluted ............................................................................. $   (0.31)          $     (0.95)
                                                                                         ==========          ============

Pro forma weighted average number of common shares:
   Basic .............................................................................. 37,682,818            49,303,941
   Diluted ............................................................................ 37,682,818            49,303,941



SEE ACCOMPANYING NOTES.


                                 Page 4 (of 27)

                      PRAECIS PHARMACEUTICALS INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                          SEPTEMBER 30,
                                                                 ---------------------------------
                                                                    2000                   2001
                                                                 ----------             ----------
OPERATING ACTIVITIES:
Net loss ..................................................      $ (11,659)             $ (47,061)
Adjustments to reconcile net loss to cash used in
operating activities:
    Depreciation and amortization .........................          1,984                  2,302
    Stock compensation. ...................................          1,699                   (578)
    Changes in operating assets and liabilities:
        Accounts receivable ...............................          5,973                    412
        Refundable income taxes ...........................             --                     58
        Unbilled revenue ..................................          2,102                    333
        Materials inventory ...............................         (8,857)                    --
        Prepaid expenses and other assets .................         (2,987)                   215
        Accounts payable ..................................         (6,034)                17,583
        Accrued expenses ..................................          5,608                  2,124
        Deferred revenue ..................................         (3,808)                (3,532)
        Advance payments ..................................          8,857                     --
        Income taxes payable ..............................         (4,672)                    --
                                                                 ----------             ----------

Net cash used in operating activities .....................        (11,794)               (28,144)

INVESTING ACTIVITIES:
Purchase of available-for-sale securities .................             --               (129,865)
Sales or maturities of available-for-sale securities ......             --                 47,948
Purchase of property and equipment ........................        (45,454)               (22,510)
                                                                 ----------             ----------

Net cash used in investing activities .....................        (45,454)              (104,427)

FINANCING ACTIVITIES:
Net follow-on offering proceeds ...........................             --                175,892
Net initial public offering proceeds ......................         84,263                     --
Proceeeds from debt issuance ..............................         24,000                  9,000
Proceeds from exercises of common stock, options and warrants          892                  2,127
Principal repayments of capital lease obligations .........            (54)                    --
                                                                 ----------             ----------

Net cash provided by financing activities .................        109,101                187,019
                                                                 ----------             ----------

Net increase in cash and cash equivalents .................         51,853                 54,448
Cash and cash equivalents, beginning of period ............         94,525                132,207
                                                                 ----------             ----------

Cash and cash equivalents, end of period ..................      $ 146,378              $ 186,655
                                                                 ==========             ==========



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

         In June 2001, the FASB issued SFAS No. 141, BUSINESS COMBINATIONS, and SFAS No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill will no longer be amortized but will be subject to annual impairment tests in accordance with the statements. Other intangible assets will continue to be amortized over their useful lives. The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the provisions of these statements is not expected to have a material effect on the Company's financial position or results of operations since the Company does not have any goodwill or intangibles at this time.

PRINCIPLES OF CONSOLIDATION

         The accompanying consolidated financial statements include the Company's accounts and the accounts of its wholly owned real estate subsidiary. All significant intercompany account balances and transactions between the companies have been eliminated.


                                 Page 6 (of 27)

NET LOSS PER SHARE

         Basic net loss per share is based on the weighted average number of common shares outstanding. For the three and nine months ended September 30, 2000 and 2001, diluted net loss per common share is the same as basic net loss per common share as the inclusion of weighted average shares of common stock issuable upon exercise of stock options and warrants would be antidilutive.

         Pro forma net loss per share has been computed as described above and also gives effect, under SEC guidance, to the conversion of preferred shares not included above that automatically converted to common shares upon the closing of the Company's initial public offering in May 2000, using the if-converted method.

         The reconciliation of the denominators of the historical and pro forma, basic and diluted net loss per share calculations is as follows:

                                                          Three Months Ended               Nine Months Ended
                                                             September 30,                   September 30,
                                                       -------------------------       --------------------------
                                                          2000           2001             2000           2001
                                                          ----           ----             ----           ----
Historical:

Weighted average number of common shares
   outstanding used in computing basic and
   diluted net loss per share .....................    41,871,147     50,957,937       26,280,783     49,303,941
                                                       ==========     ==========       ==========     ==========

Pro forma:

Weighted average number of common shares
   used in computing basic and diluted net loss
   per share (from above) ........................................................     26,280,783     49,303,941
Adjustment to reflect the effect of the
   assumed conversion of preferred stock from
   the date of issuance ..........................................................     11,402,035            --
                                                                                       ----------     ----------
Weighted average number of common shares
   outstanding used in computing pro forma
   basic net loss per share ......................................................     37,682,818     49,303,941
                                                                                       ==========     ==========


COMPREHENSIVE INCOME

         SFAS No. 130, REPORTING COMPREHENSIVE INCOME, establishes standards for the reporting and display of comprehensive income (loss) and its components in the consolidated financial statements. The Company's accumulated other comprehensive income is comprised primarily of net unrealized gains or losses on available-for-sale securities. For the three and nine months ended September 30, 2000 and 2001, respectively, comprehensive loss was as follows (in thousands):

                                              Three Months Ended           Nine Months Ended
                                                 September 30                September 30
                                          --------------------------- -------------------------
                                             2000          2001           2000           2001
                                             ----          ----           ----           ----
Net loss ..........................       $(7,132)       $(22,217)      $(11,659)     $(47,061)
Changes in other comprehensive
loss:
   Unrealized holding gains
   on investments .................            --             821             --           843
                                          --------       ---------      ---------     ---------

Total comprehensive loss ..........       $(7,132)       $(21,396)      $(11,659)     $(46,218)
                                          ========       =========      =========     =========

                                 Page 7 (of 27)

3.  ACCOUNTS PAYABLE

         Accounts payable consists principally of trade accounts payable and our share of Plenaxis program expenses under the corporate collaboration agreement (the "Amgen Agreement") between the Company and Amgen Inc. ("Amgen"). At December 31, 2000 and September 30, 2001, trade accounts payable included $7.1 million and $28.4 million due to Amgen, respectively. (See Note 6)

4.  INVESTMENTS

         Management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. Debt securities held by the Company are classified as available-for-sale and are carried at estimated fair value in cash equivalents and marketable securities. Unrealized gains and losses are reported as accumulated other comprehensive income in stockholders' equity. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. Realized gains and losses on available-for-sale securities are included in interest income and expense. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income. The Company's cash, cash equivalents and marketable securities as of September 30, 2001 are as follows (in thousands):

                                                               Gross             Gross            Estimated
                                          Amortized          Unrealized        Unrealized            Fair
                                             Cost              Gains             Losses             Value
                                        ---------------    ---------------   ---------------    ---------------
Money market funds ...................      $   77,659        $        --        $       --         $    77,659
U.S. government agencies .............         105,192                485               (30)            105,647
Commercial paper .....................          85,443                743               (77)             86,109
                                        ---------------    ---------------   ---------------    ---------------
    Total ............................         268,294              1,228              (107)            269,415

Less amounts classified as cash
  and cash equivalents ...............         186,655                 --                --             186,655
                                        ---------------    ---------------   ---------------    ---------------

    Total marketable securities ......      $   81,639         $    1,228        $     (107)         $   82,760
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

6.  CORPORATE COLLABORATION AGREEMENTS

         Effective March 1999, the Company entered into the Amgen Agreement, which provides that Amgen would develop and commercialize the Company's Plenaxis products in the United States, Canada, Japan, and all other countries not covered by the Sanofi-Synthelabo Agreement (defined below). The Amgen Agreement also provides that, subject to definitive agreements to be mutually agreed, Amgen will provide the Company with a line of credit not to exceed $150.0 million through 2002. The line of credit was intended to fund the Company's share of Plenaxis program expenses following Amgen's satisfaction of its initial $175.0 million funding commitment under the Amgen Agreement. However, definitive agreements for the line of credit were not entered into and the Company has received no advances from Amgen thereunder. In September 2001, Amgen notified the Company that it was terminating the Amgen Agreement. The Company and Amgen are negotiating various financial and other matters related to the termination of the Amgen Agreement, including matters relating to the line of credit. The Company expects to finalize these matters during the fourth quarter of 2001.


                                 Page 8 (of 27)

         In May 1997, the Company entered into a license agreement with Synthelabo S.A., which subsequently merged with Sanofi S.A. ("Sanofi-Synthelabo"), for the development and commercialization of the Company's Plenaxis products in Europe, Latin America, the Middle East and various countries in Africa (the "Sanofi-Synthelabo Agreement"). In October 2001, Sanofi-Synthelabo notified the Company that it was terminating the Sanofi-Synthelabo Agreement. The Company expects to finalize arrangements with Sanofi-Synthelabo regarding the termination of the Sanofi-Synthelabo Agreement during the fourth quarter of 2001.



                                 Page 9 (of 27)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

THE FOLLOWING DISCUSSION OF OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS SHOULD BE READ TOGETHER WITH THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND ACCOMPANYING NOTES TO THOSE STATEMENTS INCLUDED ELSEWHERE IN THIS FORM 10-Q. THIS FORM 10-Q CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, THAT INVOLVE RISKS AND UNCERTAINTIES. ALL STATEMENTS OTHER THAN STATEMENTS OF HISTORICAL INFORMATION SET FORTH HEREIN ARE FORWARD-LOOKING AND MAY CONTAIN INFORMATION ABOUT FINANCIAL RESULTS, ECONOMIC CONDITIONS, TRENDS AND KNOWN UNCERTAINTIES. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE DISCUSSED IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF A NUMBER OF FACTORS, WHICH INCLUDE THOSE DISCUSSED IN THIS SECTION AND ELSEWHERE IN THIS REPORT, AND THE RISKS DISCUSSED IN OUR OTHER FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS, WHICH REFLECT MANAGEMENT'S ANALYSIS, JUDGEMENT, BELIEF OR EXPECTATION ONLY AS OF THE DATE HEREOF. PRAECIS UNDERTAKES NO OBLIGATION TO PUBLICLY REISSUE OR MODIFY THESE FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES THAT ARISE AFTER THE DATE HEREOF.

OVERVIEW

         Since our inception, we have been engaged in developing drugs for the treatment of a variety of human diseases. Our lead program is the development of Plenaxis(TM) (previously known as abarelix depot), a drug for the treatment of hormonally responsive prostate cancer and other diseases that respond to the lowering of hormone levels. In December 2000, we filed a New Drug Application
(NDA) with the U.S. Food and Drug Administration (FDA) for Plenaxis for the treatment of hormonally responsive prostate cancer, which was granted priority review. In June 2001, we received a letter from the FDA in which the FDA indicated that the information presented in the NDA was inadequate for approval. In September 2001, we met with the FDA in an effort to clarify the various deficiencies cited in the FDA's letter, and to discuss what further steps need to be taken. The FDA recommended that we analyze the allergic reactions that occurred in a small subset of clinical trial patients. We are conducting this analysis utilizing existing data and samples. In addition, the FDA expressed concern that, in a subset of patients, testosterone suppression was not maintained beyond the three-month pivotal study timeframe. We have submitted to the FDA a clinical protocol for potential new clinical studies designed to evaluate the effects of using currently available hormonal therapies in patients following treatment with Plenaxis. We expect that the proposed studies, if approved by the FDA, would be of relatively limited scope and duration. Although we are attempting to respond to the FDA's concerns, we can give no assurance that we will be successful in obtaining approval for the commercialization of Plenaxis for the treatment of hormonally responsive prostate cancer or any other indication.

         We are also developing Plenaxis for the treatment of endometriosis. Study subjects are in the final stages of follow-up in a phase II/III study of Plenaxis for this indication.

         We had entered into collaborations with Amgen Inc. and Sanofi-Synthelabo S.A. to develop and commercialize our Plenaxis products. In September 2001, Amgen notified us that it was terminating its collaboration agreement under the terms of its agreement with us. In October 2001, Sanofi-Synthelabo gave us notice that it was terminating its collaboration agreement with us. Both terminations will be effective in December 2001. We are working with Amgen and Sanofi-Synthelabo in an effort to achieve a successful transition of the rights and responsibilities for the continued development and commercialization of Plenaxis.

         We are also developing Apan, our proprietary drug candidate for the treatment of Alzheimer's disease. A phase I study of Apan is ongoing, in which the safety and pharmacokinetics of the compound are being evaluated in normal volunteers. We anticipate that this study will be completed during the first half of 2002. We expect to begin a second phase I study in the second half of 2002, in which we intend to further evaluate the safety and pharmacokinetics of Apan in individuals suffering from Alzheimer's disease. We also have a number of other product candidates in the research or preclinical development stage.

         In September 2001, we decided not to proceed with additional clinical trials of Latranal, our in-licensed drug candidate in development for the relief of musculoskeletal pain, due to the lack of efficacy observed in a phase II clinical trial.


                                 Page 10 (of 27)

         Since our inception, we have had no revenues from product sales. We have received revenues in the form of signing, performance-based, cost sharing and contract services payments from corporate collaborations. Following the effective dates of the Amgen and Sanofi-Synthelabo terminations, we will receive no additional payments under those agreements. Accordingly, for the foreseeable future, we do not expect to have any revenues other than interest income.

         Our accumulated deficit as of September 30, 2001 was approximately $76.9 million. At September 30, 2001, we had 134 employees, 101 of whom were engaged in research and development activities, compared to 126 employees at September 30, 2000, 106 of whom were engaged in research and development activities. Substantially all of our expenditures to date have been for drug development and commercialization activities and for general and administrative expenses.

         Due to the high costs associated with the continued development, and preparing for the possible commercial launch, of Plenaxis for the treatment of hormonally responsive prostate cancer, as well as other research and development and general and administrative expenses, we had net operating losses for 2000 and for the nine months ended September 30, 2001. We expect to have significant net operating losses for 2001 and for the next several years, due, in part, to our assumption, as of the effective dates of the Amgen and Sanofi-Synthelabo terminations, of all Plenaxis program costs. We do not expect to generate operating income unless, and not until several years after, we receive FDA approval to market Plenaxis for the treatment of hormonally responsive prostate cancer. We will require regulatory approval to market all of our future products.

         Through September 30, 2001, we have recognized a total of approximately $24.5 million in non-refundable fees and performance-based payments, and approximately $10.7 million in reimbursement for ongoing development costs, under the Sanofi-Synthelabo agreement. Of this amount, we are recognizing the $4.7 million initial non-refundable signing fee payment through December 31, 2001, the effective date of termination of the Sanofi-Synthelabo agreement, which is the period during which we are obligated to participate on a continuing and substantial basis in the research, development and manufacturing process development of Plenaxis products. We expect to finalize arrangements with Sanofi-Synthelabo regarding the termination of its agreement with us during the fourth quarter of 2001.

         In addition, through September 30, 2001, we have recognized approximately $120.3 million of revenues under the Amgen agreement. We received a $10.0 million signing fee under the Amgen agreement which we are recognizing as revenue through December 17, 2001, the effective date of termination of the Amgen Agreement, which is the period during which we are obligated to participate on a continuing and substantial basis in the research, development and manufacturing process development of Plenaxis products.

         Under the Amgen agreement, Amgen paid the first $175.0 million of all authorized costs and expenses associated with the research, development and commercialization of Plenaxis products in the United States. Amgen's initial $175.0 million funding commitment was fulfilled during the third quarter of 2000. Following Amgen's completion of this funding, we became responsible for one-half of all subsequent United States research and development costs for Plenaxis products. Additionally, the agreement provided that following Amgen's completion of its $175.0 million funding commitment, we must reimburse Amgen for one-half of the costs associated with establishing a sales and marketing infrastructure for Plenaxis products in the United States. We expect to finalize our obligations under the Amgen agreement during the fourth quarter of 2001.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2000

         Revenues for the three months ended September 30, 2001 decreased 66% to approximately $2.5 million, from approximately $7.3 million for the corresponding period in 2000. The decrease in revenues was the result of decreases in both the amount and rate of reimbursement of Plenaxis expenses under our corporate collaboration agreements. Following the effective dates of the Amgen and Sanofi-Synthelabo terminations, we will receive no additional revenues under those agreements.

         Research and development expenses for the three months ended September 30, 2001 increased 70% to approximately $22.8 million, from approximately $13.4 million for the corresponding period in

                                 Page 11 (of 27)

2000. The increase in expenses was primarily the result of our responsibility, beginning in the third quarter of 2000, for one-half of the costs associated with the Plenaxis clinical development program in the United States, as well as our increased spending related to our Latranal and Apan clinical development programs. These increases were partially offset by decreased spending related to the Plenaxis endometriosis clinical development program. Due to the termination of the Amgen and Sanofi-Synthelabo agreements, as well as increased spending on our other clinical development and research programs, we expect our research and development expenses to continue at an equal or greater level over the next several years.

         Sales and marketing expenses for the three months ended September 30, 2001 decreased to approximately $1.9 million, from approximately $2.1 million for the corresponding period in 2000. The decrease in expenses was due primarily to reduced or delayed spending on the commercialization of Plenaxis in the United States resulting from FDA actions in June 2001 regarding our NDA. Due to the termination of the Amgen and Sanofi-Synthelabo agreements, we expect that our sales and marketing expenses may increase significantly as we prepare for the possible launch of Plenaxis for the treatment of hormonally responsive prostate cancer.

         General and administrative expenses for the three months ended September 30, 2001 increased 43% to approximately $1.8 million, from approximately $1.3 million for the corresponding period in 2000. The increase was due to an increase in personnel-related operating costs and increased use of professional services. We expect that general and administrative expenses will continue to increase as we hire additional administrative personnel to support continued growth of our research and development initiatives and incur increased operating costs related to our new facility.

         Net interest income for the three months ended September 30, 2001 decreased 19% to approximately $1.8 million, from approximately $2.3 million for the corresponding period in 2000. The decrease in net interest income was due primarily to higher interest expense related to our long-term debt, as well as a decrease in average interest rates on invested funds from the same period last year. This decrease was offset somewhat by an increase in average cash and investment balances resulting primarily from the proceeds of our follow-on public offering in February 2001.

         There was no provision for income taxes in either the three months ended September 30, 2001 or the comparable period in 2000. We anticipate that we will continue to be in a net operating loss carryforward position during 2001 and for several years thereafter, and therefore, as in 2000, no benefit from our operating losses has been recognized.

NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2000

         Revenues for the nine months ended September 30, 2001 decreased 69% to approximately $8.2 million, from approximately $26.3 million for the corresponding period in 2000. The decrease in revenues was the result of decreases in both the amount and rate of reimbursement of Plenaxis expenses under our corporate collaboration agreements. Following the effective dates of the Amgen and Sanofi-Synthelabo terminations, we will receive no additional revenues under those agreements.

         Research and development expenses for the nine months ended September 30, 2001 increased 34% to approximately $49.5 million, from approximately $37.0 million for the corresponding period in 2000. The increase in expenses was primarily the result of our responsibility, beginning in the third quarter of 2000, for one-half of the costs associated with the Plenaxis clinical development program in the United States, as well as our increased spending related to our Latranal and Apan clinical development programs and our discovery research initiatives. These increases were partially offset by decreased spending related to the Plenaxis endometriosis clinical development program. Due to the termination of the Amgen and Sanofi-Synthelabo agreements, as well as increased spending on our other clinical development and research programs, we expect our research and development expenses to continue at an equal or greater level over the next several years.

         Sales and marketing expenses for the nine months ended September 30, 2001 increased to approximately $8.3 million, from approximately $2.7 million for the corresponding period in 2000. The increase in expenses was due primarily to our responsibility, beginning in the third quarter of 2000, for one-half of the costs associated with the commercialization of Plenaxis in the United States. Due to the termination of the Amgen and Sanofi-Synthelabo agreements, we expect that our sales and marketing expenses may increase as we prepare for the possible launch of Plenaxis for the treatment of hormonally responsive prostate cancer.

                                 Page 12 (of 27)

         General and administrative expenses for the nine months ended September 30, 2001 increased 24% to approximately $4.8 million, from approximately $3.9 million for the corresponding period in 2000. The increase was due to an increase in personnel related operating costs, increased use of professional services and other costs associated with being a public company. We expect that general and administrative expenses will continue to increase as we hire additional administrative personnel to support continued growth of our research and development initiatives and incur increased operating costs related to our new facility.

         Net interest income for the nine months ended September 30, 2001 increased 28% to approximately $7.3 million, from approximately $5.7 million for the corresponding period in 2000. The increase in net interest income was due to higher average cash and investment balances resulting from the proceeds of our initial public offering and follow-on public offering in May 2000 and February 2001, respectively. This increase was offset somewhat by an increase in interest expense related to our long-term debt, as well as a decrease in average interest rates on invested funds from the same period last year.

         The provision for income taxes for the nine months ended September 30, 2001 and 2000 was zero and $0.1 million, respectively. The provision for income taxes during 2000 was primarily for state income taxes. We anticipate that we will continue to be in a net operating loss carryforward position during 2001 and for several years thereafter, and therefore, as in 2000, no benefit from our operating losses has been recognized.

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

         Additionally, we have received a total of approximately $184.6 million from one-time signing payments and performance-based payments, cost reimbursements and contract service payments under our collaboration agreements. We have also received approximately $27.4 million from interest on invested cash balances, and paid approximately $1.7 million in interest expense associated with building and equipment financing.

         At September 30, 2001, we had cash, cash equivalents and marketable securities of approximately $269.4 million and working capital of approximately $236.1 million, compared to approximately $132.2 million and $115.7 million, respectively, at December 31, 2000. Based upon our existing capital resources and interest income, we anticipate that we will be able to maintain currently planned operations for at least the next few years.

         For the nine months ended September 30, 2001, net cash of approximately $28.1 million was used in operating activities, compared to approximately $11.8 million used in operating activities during the corresponding period in 2000. During the nine months ended September 30, 2001, our use of cash in operations was due principally to our net loss, partially offset by an increase in accounts payable consisting principally of our share of accrued Plenaxis program expenses pursuant to the Amgen agreement. Our investing activities during the nine months ended September 30, 2001 consisted of the purchase, sale and maturity of marketable securities, as well as $21.5 million of additional spending toward the build-out of our new corporate headquarters and other fixed asset additions. Our financing activities for the nine months ended September 30, 2001 consisted principally of the proceeds of our follow-on public offering, proceeds received from the exercise of common stock options and advances of $9.0 million under an acquisition and construction loan agreement.

         In July 2000, in connection with the purchase, through our wholly owned real estate subsidiary, of our new corporate headquarters and research facility in Waltham, Massachusetts, the subsidiary entered into an acquisition and construction loan agreement providing for up to $33.0 million in financing for the acquisition of, and improvements to, the new facility. As of September 30, 2001, $33.0 million was outstanding under the loan agreement. Advances bear interest at a rate equal

                                 Page 13 (of 27)
to the 30-day LIBOR plus 2.0% (4.64% at September 30, 2001). Interest is payable monthly in arrears. Principal is due and payable in full on July 30, 2003, subject to two one-year extension options. The loan is secured by the new facility, together with all fixtures, equipment, improvements and other related items, and by all rents, income or profits received by our real estate subsidiary, and is unconditionally guaranteed by us. In addition to this financing, as of September 30, 2001, we had spent approximately $37.6 million of our own funds in connection with the build-out and occupancy of our new facility. We occupied the new facility during May 2001 and as planned, are actively seeking to sublease a portion of this facility. We terminated the lease for our Cambridge, Massachusetts facility effective as of September 1, 2001. In addition, in connection with our move to the new facility, we consolidated our Provid Research division with our Massachusetts operations and, effective October 31, 2001, have assigned to a third party all of our right, title and interest in and to the lease for the New Jersey facility, and the third party has assumed all of our obligations thereunder.

         Our agreement with Amgen, as to which Amgen has given us notice of termination effective December 17, 2001, provides that, subject to definitive agreements to be mutually agreed, Amgen will provide us with a line of credit not to exceed $150.0 million through 2002. The line of credit was intended to fund our share of Plenaxis program expenses following Amgen's satisfaction of its initial $175.0 million funding commitment as described above. However, definitive agreements for the line of credit were not entered into and we have received no advances from Amgen thereunder. We and Amgen are negotiating various financial and other matters related to the termination of the Amgen agreement, including matters relating to the line of credit. We expect to finalize these matters during the fourth quarter of 2001.

         We expect our funding requirements to increase over the next several years as we prepare for the possible commercial launch of Plenaxis for the treatment of hormonally responsive prostate cancer, continue with current prostate cancer and endometriosis clinical trials for Plenaxis and clinical trials for Apan, initiate preclinical trials for additional product candidates, continue to improve our new facility and expand our research and development initiatives. The amount of these expenditures will depend on numerous factors, including:

         o        the cost, timing and outcomes of regulatory reviews;

         o        decisions relating to the Plenaxis program made by us;

         o the effect of the termination of our Plenaxis corporate collaborations and our ability to assume the responsibilities under these agreements or contract with other third parties to do so;

         o        the development of sales and marketing resources by us;

         o the establishment, continuation or termination of third-party manufacturing or sales and marketing arrangements for Plenaxis or our other potential products;

         o the establishment of additional strategic or licensing arrangements with, or acquisitions of, other companies;

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

         o        our ability to sublease a portion of our new facility; and

         o        the availability of additional financing.


                                 Page 14 (of 27)

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

         We cannot assure you that we will be profitable in the future or, if we are profitable, that it will be sustainable. All of our potential products are in the research or development stage. We have not yet marketed or sold any products, and we may not succeed in developing and marketing any product in the future. To date, we have derived substantially all of our revenues from payments under corporate collaboration and license agreements. Due to the termination of the Amgen and Sanofi-Synthelabo agreements, for the foreseeable future, we do not expect to have any revenues, other than interest income. In addition, we expect to continue to spend significant amounts to continue clinical studies, seek regulatory approval for our existing product candidates and expand our facilities. We also intend to spend substantial amounts to fund additional research and development for other potential products, enhance our core technologies, and for general and administrative purposes. As of September 30, 2001, we had an accumulated deficit of approximately $76.9 million. We expect that our operating expenses will increase significantly in the near term, due, in part, to the termination of the Amgen and Sanofi-Synthelabo agreements, resulting in significant operating losses for 2001 and the next several years.

IF OUR CLINICAL TRIALS ARE NOT SUCCESSFUL, OR IF WE ARE OTHERWISE UNABLE TO OBTAIN AND MAINTAIN THE REGULATORY APPROVAL REQUIRED TO MARKET AND SELL OUR POTENTIAL PRODUCTS, WE WOULD INCUR ADDITIONAL OPERATING LOSSES.

         The development and sale of our product candidates are subject to extensive regulation by governmental authorities. Obtaining and maintaining regulatory approval typically is costly and takes many years. Regulatory authorities, most importantly, the FDA, have substantial discretion to terminate clinical trials, delay or withhold registration and marketing approval in the United States, and mandate product recalls. Failure to comply with regulatory requirements may result in criminal prosecution, civil penalties, recall or seizure of products, total or partial suspension of production or injunction, as well as other actions as to our potential products or against us. Outside the United States, we can market a product only if we receive marketing authorization from the appropriate regulatory authorities. This foreign regulatory approval process includes all of risks associated with the FDA approval process, and may include additional risks.

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


                                 Page 15 (of 27)

         In addition, many factors could delay or result in termination of our ongoing or future clinical trials. For example, a clinical trial may experience slow patient enrollment or lack of sufficient drug supplies. Patients may experience adverse medical events or side effects, and there may be a real or perceived lack of effectiveness of the drug we are testing. Future governmental action or changes in FDA policy may also result in delays or rejection of an application for marketing approval. Accordingly, we may not be able to obtain product registration or marketing approval for Plenaxis, our drug candidate for the treatment of hormonally responsive prostate cancer and endometriosis, or for any of our other product candidates, based on the results of our clinical trials, or regulatory approval may be conditioned upon significant labeling requirements which could adversely affect marketability of the product.

         To date, none of our product candidates has received regulatory approval for commercial sale. In June 2001, we received a letter from the FDA with respect to our NDA for Plenaxis for the treatment of hormonally responsive prostate cancer, which was submitted in December 2000. The FDA indicated that the information presented in the NDA was inadequate for approval. In September 2001, we met with the FDA in an effort to clarify the various deficiencies cited in the FDA's letter, and to discuss what further steps need to be taken before the application may be approved. The FDA recommended that we analyze the allergic reactions that occurred in a small subset of clinical trial patients. We are conducting this analysis utilizing existing data and samples. In addition, the FDA expressed concern that in a subset of patients testosterone suppression was not maintained beyond the three-month pivotal study timeframe. We have submitted to the FDA a clinical protocol for studies designed to evaluate the effects of using currently available hormonal therapies in patients following treatment with Plenaxis. Although we are attempting to respond to the FDA's concerns, we can give no assurance that we will be successful in obtaining approval for the commercialization of Plenaxis for the treatment of hormonally responsive prostate cancer or any other indication.

         These FDA actions have delayed, and otherwise adversely affected, our obtaining regulatory approval to market Plenaxis for the treatment of hormonally responsive prostate cancer. If we are further delayed in obtaining or are unable to obtain this regulatory approval, or regulatory approval to market our other potential products, we may exhaust our available resources significantly sooner than we had planned, particularly due to the termination of the Amgen and Sanofi-Synthelabo agreements. If this were to happen, we would need to either raise additional funds or seek alternative partners to complete development and commercialization of Plenaxis and continue our currently planned research and development programs. We cannot assure you that we would be able to raise the necessary funds or negotiate additional corporate collaborations on acceptable terms, if at all.

DUE TO THE TERMINATION BY OUR CORPORATE COLLABORATORS OF THEIR AGREEMENTS WITH US, WE MAY BE UNABLE TO SUCCESSFULLY DEVELOP, MARKET, DISTRIBUTE OR SELL OUR PRODUCT CANDIDATES.

         We depended upon our corporate collaborators, Amgen and Sanofi-Synthelabo, to provide substantial financial support for the development and commercialization of Plenaxis. We also relied on them in some instances to help us obtain regulatory approval and to manufacture, market, distribute or sell Plenaxis.

         The termination of our collaboration agreements with Amgen and Sanofi-Synthelabo may delay or otherwise adversely affect or prevent the development or commercialization of Plenaxis for the treatment of hormonally responsive prostate cancer and endometriosis. We will likely need to devote additional resources to Plenaxis development and commercialization, and this could require us to curtail or terminate one or more of our other drug development programs. Due to increased operating costs and lost revenue associated with the termination of these agreements, we could have to seek additional funding to meet our capital requirements. In addition, we may have to seek alternative partners to support the continued development and commercialization of Plenaxis. We cannot assure you that we would be able to raise the necessary funds or negotiate additional corporate collaborations on acceptable terms, if at all, and in that event we might have to curtail or cease operations.

EVEN IF WE RECEIVE APPROVAL FOR THE MARKETING AND SALE OF OUR PRODUCT CANDIDATES, THEY MAY FAIL TO ACHIEVE MARKET ACCEPTANCE AND, ACCORDINGLY, MAY NEVER BE COMMERCIALLY SUCCESSFUL.

         Many factors may affect the market acceptance and commercial success of any of our potential products, including:

                                 Page 16 (of 27)

         o the scope of the patient population and the indications for which Plenaxis or our other product candidates are approved;

         o the effectiveness of Plenaxis or any of our other product candidates, including any potential side effects, as compared to alternative treatment methods;

         o the extent and success of our marketing and sales efforts relating to the marketing and sales of Plenaxis or other potential products;

         o the product labeling or product insert required by the FDA for each of our products;

         o the timing of market entry as compared to competitive products;

         o the rate of adoption of our products by doctors and nurses and acceptance by the target patient population;

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

WE MAY BE UNABLE TO ESTABLISH MARKETING AND SALES CAPABILITIES NECESSARY TO SUCCESSFULLY COMMERCIALIZE OUR POTENTIAL PRODUCTS.

         We have no experience in marketing or selling pharmaceutical products and have a very limited marketing and sales staff. To achieve commercial success for any approved product, we must either develop a marketing and sales force or enter into arrangements with others to market and sell our products. We may be unable to establish marketing, sales and distribution capabilities necessary to commercialize and gain market acceptance for our potential products. If we decide to market and sell our potential products, including Plenaxis, independently, we would need to hire a sales force with expertise in pharmaceutical sales. Recruiting and retaining qualified sales personnel will be critical to our success. Competition for skilled personnel is intense, and we cannot assure you that we would be able to attract and retain a sufficient number of qualified individuals to successfully launch any potential product. In addition, establishing the expertise necessary to successfully market and sell any product would require a substantial capital investment. We cannot assure you that we would have the funds necessary to successfully commercialize Plenaxis for the treatment of hormonally responsive prostate cancer or any other potential product.

         In the event that we decide to contract with third parties to provide sales force capabilities to meet our needs for Plenaxis or any other product candidates, we cannot assure you that we will be able to enter into such agreements on acceptable terms, if at all. In addition, co-promotion or other marketing arrangements with third parties to commercialize potential products could significantly limit the revenues we derive from these potential products, and these third parties may fail to commercialize our potential products successfully. To the extent we enter into any such agreements, the parties to those agreements may also market products that compete with our products, further limiting our potential revenue from product sales.

IF WE FAIL TO DEVELOP AND MAINTAIN OUR RELATIONSHIPS WITH THIRD-PARTY MANUFACTURERS, OR IF THESE MANUFACTURERS FAIL TO PERFORM ADEQUATELY, WE MAY BE UNABLE TO COMMERCIALIZE OUR PRODUCT CANDIDATES.

         Our ability to conduct, or continue to conduct, clinical trials and commercialize our product candidates, including Plenaxis, will depend in part on our ability to manufacture, or arrange for third-party manufacture of, our products on a large scale, at a competitive cost and in accordance with regulatory requirements. We must establish and maintain a commercial scale formulation and manufacturing process for each of our potential products for which we seek marketing approval. We or third-party manufacturers may encounter difficulties with these processes at any time that could result in delays in clinical trials, regulatory submissions or in the commercialization of potential products.

         We have no experience in large-scale product manufacturing, nor do we have the resources or facilities to manufacture products on a commercial scale. We will continue to rely upon contract manufacturers to produce Plenaxis and other compounds for preclinical, clinical and commercial

                                 Page 17 (of 27)
purposes for a significant period of time. Third-party manufacturers may not be able to meet our needs with respect to timing, quantity or quality of materials. If we are unable to contract for a sufficient supply of needed materials on acceptable terms, or if we should encounter delays or difficulties in our relationships with manufacturers, our clinical trials may be delayed, thereby preventing or delaying the submission of product candidates for, or the granting of, regulatory approval and the market introduction and subsequent commercialization of our potential products. Any such delays may lower our revenues and potential profitability.

         We may increase our manufacturing capacity in part by building our own manufacturing facilities. This activity would require substantial expenditures, and we would need to hire and train significant numbers of employees to staff a new facility. If we decide to build our own facility, we may not be able to develop sufficient manufacturing capacity to produce drug materials for clinical trials or commercial use.

         In addition, we and the third-party manufacturers that we use must continually adhere to current Good Manufacturing Practice regulations enforced by the FDA through its facilities inspection program. If our facilities or the facilities of third-party manufacturers cannot pass a pre-approval plant inspection, the FDA pre-market approval of our product candidates will not be granted. In complying with these regulations and foreign regulatory requirements, we and any of our third-party manufacturers will be obligated to expend time, money and effort in production, record-keeping and quality control to assure that our potential products meet applicable specifications and other requirements. If we or any of our third-party manufacturers fail to comply with these requirements, we may be subject to regulatory sanctions.

         If we make changes in our manufacturing processes, the FDA and corresponding foreign authorities may require us to demonstrate that the changes have not caused the resulting drug material to differ significantly from the drug material previously produced. Also, we may want to rely on results of prior preclinical studies and clinical trials performed using the previously produced drug material. Depending on the type and degree of differences between the newer and older drug material, we may be required to conduct additional animal studies or human clinical trials to demonstrate that the newly produced drug material is sufficiently similar to the previously produced drug material.

         Any of these factors could prevent, or cause delays in, obtaining regulatory approvals for, and the manufacturing, marketing or selling of, our potential products, including Plenaxis, and could also result in significantly higher operating expenses.

         Under our collaboration agreement with Amgen, Amgen had control over certain phases of the manufacturing process for Plenaxis. Accordingly, Amgen had either entered into or assumed from us agreements with third parties to perform, or was itself performing, these manufacturing processes. Due to the termination of our collaboration agreement with Amgen, to assure an adequate supply of drug product for continued clinical studies and, if Plenaxis is approved for marketing, for commercial sale, we will need to assume these manufacturing contracts from Amgen, enter into new agreements with third party manufacturers or act as manufacturer ourselves. We may elect not to, or may not be able to, assume the existing contracts from Amgen, and we may be unable to make necessary alternative arrangements in a timely manner or on favorable terms, if at all. Moreover, to the extent we must make alternative supply arrangements, even if we are able to establish these arrangements in a timely manner, the use of a different manufacturer or the establishment of our own facility may require us to undergo additional regulatory review and compliance procedures which could result in additional expenses and further delay the regulatory review and potential commercialization of Plenaxis for the treatment of hormonally responsive prostate cancer. Also, the establishment of our own facility could itself be costly thereby increasing our operating losses.

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

ALTERNATIVE TREATMENTS ARE AVAILABLE WHICH MAY IMPAIR OUR ABILITY TO CAPTURE MARKET SHARE FOR OUR POTENTIAL PRODUCTS.


                                 Page 18 (of 27)

         Alternative products exist or are under development to treat the diseases for which we are developing drugs. For example, the FDA has approved several drugs for the treatment of prostate cancer that respond to changes in hormone levels. Even if the FDA approves Plenaxis for commercialization for the treatment of hormonally responsive prostate cancer, the approval could be limited to a particular group of patients or to administration over a limited period of time, and Plenaxis may not compete favorably with existing treatments that already have an established market share. If Plenaxis does not achieve broad market acceptance as a drug for the treatment of hormonally responsive prostate cancer, we may not become profitable.

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

         Patent positions are sometimes uncertain and usually involve complex legal and factual questions. We can protect our proprietary rights from unauthorized use by third parties only to the extent that our proprietary technologies are covered by valid and enforceable patents or are effectively maintained as trade secrets. We currently own or have exclusively licensed seventeen issued United States patents. We have applied, and will continue to apply, for patents covering both our technologies and products as we deem appropriate. Others may challenge our patent applications or our patent applications may not result in issued patents. Moreover, any issued patents on our own inventions, or those licensed from third parties, may not provide us with adequate protection, or others may challenge the validity of, or seek to narrow or circumvent, these patents. Third-party patents may impair or block our ability to conduct our business. Additionally, third parties may independently develop products similar to our products, duplicate our unpatented products, or design around any patented products we develop.


                                 Page 19 (of 27)

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

         Our technologies, processes or potential products may give rise to claims that they infringe other patents. A third party could force us to pay damages, stop using these technologies or processes, or stop our manufacturing or marketing of the affected products by bringing a legal action against us for infringement. In addition, a third party could require us to obtain a license to continue to use the technologies or processes or manufacture or market the affected products, and we may not be able to do so. We believe that significant litigation will continue in our industry regarding patent and other intellectual property rights. If we become involved in litigation, it could consume a substantial portion of our resources. Even if legal actions were meritless, defending a lawsuit could take significant time, be expensive and divert management's attention from other business concerns.

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

OUR POTENTIAL REVENUES WILL DIMINISH IF WE FAIL TO OBTAIN ACCEPTABLE PRICES OR ADEQUATE REIMBURSEMENT FOR OUR PRODUCTS FROM THIRD-PARTY PAYORS.

         The continuing efforts of government and third-party payors to contain or reduce the costs of health care may limit our commercial opportunity. If government and other third-party payors do not provide adequate coverage and reimbursement for our products, physicians may not prescribe them. If we are unable to offer physicians comparable or superior financial motivation to use our products, we may not be able to generate significant revenues. In some foreign markets, pricing and profitability of prescription pharmaceuticals are subject to government control. In the United States, we expect that there will continue to be federal and state proposals for similar controls. In addition, increasing emphasis on managed care in the United States will continue to put pressure on the pricing of pharmaceutical products. Cost control initiatives could decrease the price that we receive for any products in the future. Further, cost control initiatives could impair or diminish our ability or incentive, or the ability or incentive of potential partners, to commercialize our products, and our ability to earn revenues from this commercialization.

         Our ability to commercialize pharmaceutical products, alone or with collaborators, may depend in part on the availability of reimbursement for our products from:

         o        government and health administration authorities;

         o        private health insurers; and

         o        other third party payors, including Medicare and Medicaid.


                                 Page 20 (of 27)

         We cannot predict the availability of reimbursement for newly approved health care products. Third-party payors, including Medicare, are increasingly challenging the prices charged for medical products and services. Government and other third-party payors increasingly are limiting both coverage and the level of reimbursement for new drugs and, in some cases, refusing to provide coverage for a patient's use of an approved drug for purposes not approved by the FDA. Third-party insurance coverage may not be available to patients for any of our products.

WE MAY BE UNABLE TO FIND SUITABLE TENANTS FOR A PORTION OF OUR NEW FACILITY.

         In May 2001, we moved to a new 175,000 square foot facility in Waltham, Massachusetts. We are currently seeking to sublease a portion of our new facility to third parties. We may not be able to find suitable sub-tenants to occupy this space in a timely manner, if at all. If we are unable to find suitable sub-tenants in a timely manner, we may not be able to partially offset with rental income the substantial mortgage payments and other operating expenses associated with our new facility.

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

         Recruiting and retaining qualified scientific personnel to perform future research and development work also will be critical to our success. Competition for skilled personnel is intense and the turnover rate can be high. We compete with numerous companies and academic and other research institutions for experienced scientists. This competition may limit our ability to recruit and retain qualified personnel on acceptable terms. Failure to attract and retain qualified personnel would prevent us from successfully developing our potential products or core technologies and launching our products commercially. Our planned activities may require the addition of new personnel, including management, and the development of additional expertise by existing management personnel. The inability to retain these personnel or to develop this expertise could prevent, or result in delays in, the research, development and commercialization of our potential products.

WE MAY HAVE SUBSTANTIAL EXPOSURE TO PRODUCT LIABILITY CLAIMS AND MAY NOT HAVE ADEQUATE INSURANCE TO COVER THOSE CLAIMS.

         We may be held liable if any product we develop, or any product made by others using our technologies, causes injury. We have only limited product liability insurance coverage for our potential products in clinical trials. We intend to expand our product liability insurance coverage for any of our products for which we obtain marketing approval. However, this insurance may be prohibitively expensive or may not fully cover our potential liabilities. Our inability to obtain adequate insurance coverage at an acceptable cost could prevent or inhibit the commercialization of our products. If a third party sues us for any injury caused by products made by us or using our technologies, our liability could exceed our total assets.

WE USE HAZARDOUS CHEMICALS AND RADIOACTIVE AND BIOLOGICAL MATERIALS IN OUR BUSINESS AND ANY CLAIMS RELATING TO THE HANDING, STORAGE OR DISPOSAL OF THESE MATERIALS COULD BE TIME CONSUMING AND COSTLY.

         Our research and development processes involve the controlled use of hazardous materials, including chemicals and radioactive and biological materials. For example, the health risks associated with accidental exposure to Plenaxis include temporary impotence or infertility and harmful effects on pregnant women. Our operations also produce hazardous waste products. We cannot completely eliminate the risk of accidental contamination or discharge from hazardous materials and any resultant injury. Federal, state and local laws and regulations govern the use, manufacture, storage, handling and disposal of hazardous materials. Compliance with environmental laws and regulations is necessary and expensive. Current or future environmental regulations may impair our research, development or


                                 Page 21 (of 27)
production efforts. We may be required to pay fines, penalties or damages in the event of noncompliance or the exposure of individuals to hazardous materials.

         From time to time, collaborators have also worked with hazardous materials in connection with our collaborations. We have agreed to indemnify our collaborators in some circumstances against damages and other liabilities arising out of development activities or products produced in connection with these collaborations.

IF WE ENGAGE IN AN ACQUISITION, WE WILL INCUR A VARIETY OF COSTS AND MAY NEVER REALIZE THE ANTICIPATED BENEFITS OF THE ACQUISITION.

         If appropriate opportunities become available, we may attempt to acquire businesses, or acquire or in-license products or technologies, that we believe are a strategic fit with our business. We currently have no commitments or agreements for any acquisitions, nor are there any negotiations with respect to any specific transaction. If we do undertake any transaction of this sort, the process of integrating an acquired business, or an acquired or in-licensed product or technology, may result in unforeseen operating difficulties and expenditures and may absorb significant management attention that would otherwise be available for the ongoing development of our business. Moreover, we may fail to realize the anticipated benefits of any transactions of this sort. To the extent we issue stock in a transaction, your ownership interest in us will be diluted. Transactions of this kind could also cause us to incur debt, expose us to future liabilities and result in amortization expenses related to goodwill and other intangible assets.

THE MARKET PRICE OF OUR COMMON STOCK MAY EXPERIENCE EXTREME PRICE AND VOLUME FLUCTUATIONS.

         The market price of our common stock may fluctuate substantially due to a variety of factors, including, but not limited to:

         o announcement of FDA approval or disapproval of Plenaxis for the treatment of hormonally responsive prostate cancer or any of our other product candidates;

         o failure or delay by corporate collaborators in performing their remaining obligations, or disputes or litigation with corporate collaborators regarding those obligations;

         o        the success rate of our discovery efforts and clinical trials;

         o our ability or the ability of third parties to commercialize our product candidates and the timing of commercialization;

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

                                 Page 22 (of 27)

WE EXPECT THAT OUR QUARTERLY RESULTS OF OPERATIONS WILL FLUCTUATE, AND THIS FLUCTUATION COULD CAUSE OUR STOCK PRICE TO DECLINE.

         Our quarterly operating results have fluctuated in the past and are likely to do so in the future. These fluctuations could cause our stock price to decline. Some of the factors that could cause our operating results to fluctuate include:

         o the timing and level of expenses related to the development and commercialization of our Plenaxis products leading to revenues from product sales;

         o the timing and level of expenses related to our other research and development programs;

         o the delay or failure of any of our corporate collaborators to meet their payment or other obligations in connection with the termination of our agreements with them or otherwise; and

         o the timing of our commercialization of other products resulting in revenues.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we invest in may have market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. To minimize this risk in the future, we maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds and government and non-government debt securities. Our investments are also subject to interest rate risk and will decrease in value if market interest rates increase. A hypothetical 100 basis point increase in interest rates would result in an approximate $1.1 million decrease in the fair value of our investments as of September 30, 2001. However, due to the conservative nature of our investments and relatively short duration, interest rate risk is mitigated. As of September 30, 2001, approximately 84% of our total portfolio will mature in one year or less, with the remainder maturing in less than two years.

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

         From April 26, 2000 through September 30, 2001, we used approximately $37.6 million of the net proceeds from our initial public offering for the purchase and build-out of our new facility. Due to unanticipated construction costs, we expect that the total amount of net proceeds from our initial public offering that we will use for the purchase and build-out of our new facility will exceed our original estimates by approximately $7.6 million. Pending use of the remaining net proceeds of our initial public offering, we have invested these funds in short-term, interest-bearing, investment-grade securities. Our management will continue to have broad discretion over the actual use of these proceeds.


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

(4) Incorporated by reference to Registration Statement on Form 8-A filed with the Securities and Exchange Commission on January 26, 2001.


                                 Page 24 (of 27)

(b)      Reports Submitted on Form 8-K

         The Registrant did not file any reports on Form 8-K during the quarter ended September 30, 2001.


                                 Page 25 (of 27)

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                            PRAECIS PHARMACEUTICALS INCORPORATED





Date:  November 14, 2001    By /s/ Kevin F. McLaughlin
                            ------------------------------------
                            Kevin F. McLaughlin
                            Chief Financial Officer, Senior Vice President,
                            Treasurer and Secretary
                            (DULY AUTHORIZED OFFICER AND PRINCIPAL FINANCIAL AND
                            ACCOUNTING OFFICER)


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