Form 10-Q
period 2002-03-31
PRAECIS PHARMACEUTICALS INC
filed 2002-05-08
CIK 1033025

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                    -----------------------------------------

                                    FORM 10-Q

         (MARK ONE)

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

                                       OR

         [  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE TRANSITION PERIOD FROM ____ TO ____
                        COMMISSION FILE NUMBER: 000-30289

                      PRAECIS PHARMACEUTICALS INCORPORATED
         --------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           DELAWARE                                              043200305
-------------------------------                             -------------------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of April 30, 2002, there were 51,721,290 shares of the registrant's common stock, $.01 par value, outstanding.

                      PRAECIS PHARMACEUTICALS INCORPORATED
                                    FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 2002

                                      INDEX

                                                                           PAGE
                                                                         NUMBER

PART I.       FINANCIAL INFORMATION                                           3

Item 1.       Financial Statements                                            3

              Condensed Consolidated Balance Sheets - December 31,
              2001 and March 31, 2002 (unaudited)                             3

              Condensed Consolidated Statements of Operations (unaudited)
              - three months ended March 31, 2001 and 2002                    4

              Condensed Consolidated Statements of Cash Flows (unaudited)
              - three months ended March 31, 2001 and 2002                    5

              Notes to Condensed Consolidated Financial Statements            6

Item 2.       Management's Discussion and Analysis of Financial Condition     9
              and Results of Operations

Item 3.       Quantitative and Qualitative Disclosures About Market Risk     24

PART II.      OTHER INFORMATION                                              25

Item 6.       Exhibits and Reports on Form 8-K                               25

SIGNATURE                                                                    27

EXHIBIT INDEX                                                                28


                                 Page 2 (of 28)

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.


                      PRAECIS PHARMACEUTICALS INCORPORATED
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                       DECEMBER 31,       MARCH 31,
                                                                          2001              2002
                                                                         --------         --------
                                                                                         (UNAUDITED)
ASSETS
Current assets:
  Cash and cash equivalents ..........................................   $144,685         $133,110
  Marketable securities ..............................................    121,531          123,770
  Accounts receivable ................................................        458               --
  Prepaid expenses and other assets ..................................        783              891
                                                                         --------         --------

    Total current assets .............................................    267,457          257,771

Property and equipment, net ..........................................     74,200           74,012
Other assets .........................................................        468              365
                                                                         --------         --------
    Total assets .....................................................   $342,125         $332,148
                                                                         ========         ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable ...................................................   $ 30,721         $ 33,482
  Accrued expenses ...................................................      7,708            7,701
                                                                         --------         --------
    Total current liabilities ........................................     38,429           41,183
Long-term debt .......................................................     33,000           33,000

Commitments and contingencies

Stockholders' equity:
  Common Stock, $0.01 par value; 200,000,000 shares
    authorized; 51,116,135 shares in 2001 and 51,686,569 shares
    in 2002 issued and outstanding ...................................        511              517
  Accumulated other comprehensive income .............................        730               94
  Additional paid-in capital .........................................    353,887          354,472
  Accumulated deficit ................................................    (84,432)         (97,118)
                                                                         --------         --------

    Total stockholders' equity .......................................    270,696          257,965
                                                                         --------         --------
    Total liabilities and stockholders' equity .......................   $342,125         $332,148
                                                                         ========         ========


SEE ACCOMPANYING NOTES.


                                 Page 3 (of 28)

                      PRAECIS PHARMACEUTICALS INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                                           THREE MONTHS ENDED
                                                                                MARCH 31,
                                                                          ----------------------
                                                                            2001          2002
                                                                          --------      --------
                                                                                (UNAUDITED)

Corporate collaboration revenue .......................................   $  2,582      $     --

Costs and expenses:
  Research and development ............................................     12,210        11,336
  Sales and marketing .................................................      3,099           440
  General and administrative ..........................................      1,594         2,114
                                                                          --------      --------
    Total costs and expenses ..........................................     16,903        13,890
                                                                          --------      --------

Operating loss ........................................................    (14,321)      (13,890)

Interest income, net ..................................................      2,474         1,204
                                                                          --------       -------

Net loss ..............................................................   $(11,847)     $(12,686)
                                                                          ========      ========

Basic and diluted net loss per share ..................................   $  (0.26)     $  (0.25)
                                                                          ========      ========

Weighted average number of basic
  and diluted shares outstanding ......................................     46,050        51,415


SEE ACCOMPANYING NOTES.


                                 Page 4 (of 28)

                      PRAECIS PHARMACEUTICALS INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                          THREE MONTHS ENDED
                                                                               MARCH 31,
                                                                         ----------------------
                                                                           2001          2002
                                                                         --------      --------
OPERATING ACTIVITIES:
Net loss .............................................................   $(11,847)     $(12,686)
Adjustments to reconcile net loss to cash used in
operating activities:
  Depreciation and amortization ......................................        312         1,173
  Stock compensation .................................................       (281)         (193)
  Changes in operating assets and liabilities:
    Accounts receivable ..............................................         93           458
    Refundable income taxes ..........................................         58            --
    Unbilled revenue .................................................        228            --
    Prepaid expenses and other assets ................................        (38)           (5)
    Accounts payable .................................................      3,161         2,761
    Accrued expenses .................................................        633            (7)
    Deferred revenue .................................................     (1,177)           --
                                                                         --------      --------

Net cash used in operating activities ................................     (8,858)       (8,499)

INVESTING ACTIVITIES:
Purchase of available-for-sale securities ............................    (58,661)      (28,622)
Sales or maturities of available-for-sale securities .................         --        25,747
Purchase of property and equipment ...................................    (12,994)         (985)
                                                                         --------      --------

Net cash used in investing activities ................................    (71,655)       (3,860)

FINANCING ACTIVITIES:
Net follow-on offering proceeds ......................................    175,892            --
Proceeds from debt issuance ..........................................      2,881            --
Proceeds from exercises of stock options .............................      1,172           784
                                                                         --------      --------

Net cash provided by financing activities ............................    179,945           784
                                                                         --------      --------

Net increase (decrease) in cash and cash equivalents .................     99,432       (11,575)
Cash and cash equivalents, beginning of period .......................    132,207       144,685
                                                                         --------      --------

Cash and cash equivalents, end of period .............................   $231,639      $133,110
                                                                         ========      ========


SEE ACCOMPANYING NOTES.


                                 Page 5 (of 28)

                      PRAECIS PHARMACEUTICALS INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.       BASIS OF PRESENTATION

         The accompanying condensed consolidated financial statements have been prepared by PRAECIS PHARMACEUTICALS INCORPORATED (the "Company") in accordance with generally accepted accounting principles and pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is suggested that the financial statements be read in conjunction with the audited financial statements and the accompanying notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

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

NET LOSS PER SHARE

         Basic net loss per share is based on the weighted average number of common shares outstanding. For the three months ended March 31, 2001 and 2002, diluted net loss per common share is the same as basic net loss per common share as the inclusion of common stock equivalents, including the effect of stock options and warrants, would be antidilutive.

COMPREHENSIVE INCOME

         Statement of Financial Accounting Standards ("SFAS") No. 130, REPORTING COMPREHENSIVE INCOME, establishes standards for the reporting and display of comprehensive income (loss) and its components in the consolidated financial statements. The Company's accumulated other comprehensive income is comprised primarily of net unrealized gains or losses on available-for-sale securities. For the three months ended March 31, 2001 and 2002, respectively, comprehensive loss was as follows (in thousands):


                                                                        THREE MONTHS ENDED MARCH
                                                                                  31,
                                                                       ---------------------------
                                                                          2001            2002
                                                                       ------------    -----------
   Net loss...........................................................     $(11,847)      $(12,686)
   Changes in comprehensive loss:
        Net unrealized holding gains (losses) on investments..........           12           (636)
                                                                       ------------    -----------
   Total comprehensive loss...........................................     $(11,835)      $(13,322)
                                                                       ============    ===========



                                 Page 6 (of 28)

SIGNIFICANT ACCOUNTING POLICIES

         In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, BUSINESS COMBINATIONS, and SFAS No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill will no longer be amortized but will be subject to annual impairment tests in accordance with the statements. Other intangible assets will continue to be amortized over their useful lives. The Company applied the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the provisions of these statements did not have any effect on the Company's consolidated financial position or consolidated results of operations since it does not have any goodwill or intangibles at this time.

         On October 20, 2001, the FASB issued SFAS No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS ("SFAS No.144"). SFAS No. 144 supersedes SFAS No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF, however it retains the fundamental provision of that statement related to the recognition and measurement of the impairment of long-lived assets to be held and used. In addition, SFAS No. 144 provides additional guidance on estimating cash flows when performing a recoverability test, requiring that a long-lived asset to be disposed of other than by sale be classified as an asset held for sale until it is disposed of, and establishes more restrictive criteria to classify an asset as held for sale. SFAS No. 144 became effective in the first quarter of 2002. Application of SFAS No. 144 did not have any effect on the Company's consolidated financial position or consolidated results of operations since it does not believe that there are any impairment indicators at this time.

3.       ACCOUNTS PAYABLE

         Accounts payable consists principally of trade accounts payable and the Company's share of Plenaxis program expenses under the corporate collaboration agreement between the Company and Amgen Inc. ("Amgen"). At December 31, 2001 and March 31, 2002, trade accounts payable included $29.1 million due to Amgen. (See
Note 5)

4.       MARKETABLE SECURITIES

         Management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. Debt securities held by the Company are classified as available-for-sale and are carried at estimated fair value in cash equivalents and marketable securities. Unrealized gains and losses are reported as accumulated other comprehensive income in stockholders' equity. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. Realized gains and losses on available-for-sale securities are included in interest income and expense. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income. The Company's marketable securities as of March 31, 2002 are as follows (in thousands):


                                                    GROSS        GROSS     ESTIMATED
                                       AMORTIZED  UNREALIZED   UNREALIZED     FAIR
                                         COST       GAINS        LOSSES      VALUE
                                      ----------  ----------   ----------  ---------
U.S. government agencies............    $ 86,402        $129        $(338)  $ 86,193
Commercial paper....................      37,274         368          (65)    37,577
                                      ----------  ----------   ----------  ---------
     Total marketable securities....    $123,676        $497        $(403)  $123,770
                                      ==========  ==========   ==========  =========



                                 Page 7 (of 28)

5.       CORPORATE COLLABORATION AGREEMENTS

         In March 1999, the Company entered into a binding agreement in principle with Amgen for the development and commercialization of the Company's Plenaxis products. In September 2001, Amgen notified the Company that it was terminating the Amgen agreement effective December 17, 2001. As a result of the termination of the Amgen agreement, all licenses for Plenaxis granted to Amgen under the agreement, and all rights of Amgen in the Plenaxis program, have terminated. As of March 31, 2002, the Company has accrued an estimate of its potential liability of approximately $29.1 million under its agreement with Amgen.

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


                                 Page 8 (of 28)

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

OVERVIEW

         Since our inception, we have been engaged in developing drugs for the treatment of a variety of human diseases. Our lead program is the development of Plenaxis(TM) (abarelix for injectable suspension), a drug for the treatment of diseases that respond to the lowering of hormone levels. We are developing Plenaxis for the treatment of hormonally responsive advanced prostate cancer and endometriosis.

         We are also conducting clinical trials of Apan, our proprietary drug candidate for the treatment of Alzheimer's disease. In addition, we have a number of other product candidates in the research or preclinical development stage.

         In September 2001, we decided not to proceed with additional clinical trials of Latranal, an in-licensed drug candidate in development for the relief of musculoskeletal pain, due to the lack of efficacy observed in a phase II clinical trial.

         We had entered into collaborations with Amgen Inc. and Sanofi-Synthelabo S.A. to develop and commercialize our Plenaxis products. In September 2001, Amgen notified us that it was terminating its agreement with us. In October 2001, Sanofi-Synthelabo notified us that it was terminating its agreement with us. Both terminations were effective in December 2001. As a result, all of the licenses for Plenaxis granted to Amgen and Sanofi-Synthelabo under these agreements, and all rights of Amgen and Sanofi-Synthelabo in the Plenaxis program, have terminated. We are working to finalize agreements with Amgen and Sanofi-Synthelabo to provide for, among other things, final cash payments and mutual releases.

         Since our inception, we have had no revenues from product sales. We have received revenues in the form of signing, performance-based, cost sharing and contract services payments from corporate collaborations. Other than a final reimbursement payment from Sanofi-Synthelabo, we do not anticipate receiving any additional revenues under current or past collaboration agreements. Accordingly, we do not expect to have any revenues for the foreseeable future other than interest income and the reimbursement payment from Sanofi-Synthelabo.

         Our accumulated deficit as of March 31, 2002 was approximately $97.1 million.

         At March 31, 2002, we had 131 full-time employees, 102 of whom were engaged in research and development activities, compared to 113 full-time employees at March 31, 2001, 89 of whom were engaged in research and development activities. Substantially all of our expenditures to date have been for drug development and commercialization activities and for general and administrative expenses.

         Due to the costs associated with the continued development of Plenaxis for the treatment of hormonally responsive advanced prostate cancer, as well as other research and development and general and administrative expenses, and our lack of revenues, we had a net operating loss for the first


                                 Page 9 (of 28)
quarter of 2002. For these same reasons, we expect to have net operating losses for the remainder of 2002 and for several years thereafter. We do not expect to generate operating income unless, and not until several years after, we receive FDA approval to market Plenaxis for the treatment of hormonally responsive advanced prostate cancer. We will need to receive regulatory approval to market any of our future products.

         Through December 31, 2001, we had recognized an aggregate of approximately $24.7 million in non-refundable fees and performance-based payments, and approximately $10.7 million in reimbursement for ongoing development costs, under the Sanofi-Synthelabo agreement. As of December 31, 2001, the termination of the Sanofi-Synthelabo agreement became effective and, accordingly, during 2002, we have recognized no additional revenues under this agreement. As noted above, we are working to finalize an agreement with Sanofi-Synthelabo regarding the termination of its license agreement with us.

         In addition, through December 31, 2001, we had recognized an aggregate of approximately $121.7 million of revenues under the Amgen agreement. As of December 17, 2001, the termination of the Amgen agreement became effective and, accordingly, during 2002, we have recognized no additional revenues under that agreement. Under the Amgen agreement, Amgen paid the first $175.0 million of all authorized costs and expenses associated with the research, development and commercialization of Plenaxis products in the United States. Amgen's initial $175.0 million funding commitment was fulfilled during the third quarter of 2000. Following Amgen's completion of this funding, we became responsible for one-half of all subsequent United States research and development costs for Plenaxis products. Additionally, the agreement provided that following Amgen's completion of its $175.0 million funding commitment, we were required to reimburse Amgen for one-half of the costs associated with establishing a sales and marketing infrastructure for Plenaxis products in the United States. As noted above, we are working to finalize an agreement with Amgen regarding the termination of its agreement with us.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO THREE MONTHS ENDED MARCH 31, 2001

         Revenues for the three months ended March 31, 2002 decreased to zero, from approximately $2.6 million for the corresponding period in 2001. The decrease in revenues was the result of the termination during the fourth quarter of 2001 of our collaboration agreements with Amgen and Sanofi-Synthelabo. Due to the termination of these agreements, we do not expect to receive any additional revenues other than a final reimbursement payment from Sanofi-Synthelabo.

         Research and development expenses for the three months ended March 31, 2002 decreased 7% to approximately $11.3 million, from approximately $12.2 million for the corresponding period in 2001. The slight decrease in expenses reflects reduced spending in both our prostate cancer and endometriosis clinical programs, and the termination during the third quarter of 2001 of our Latranal clinical program. The reduced spending in our Plenaxis programs resulted from the repositioning of our prostate cancer program in response to issues raised by the FDA, and the conclusion of our endometriosis phase II/III clinical study. These decreases were offset by increased spending on clinical and manufacturing development activities related to our Alzheimer's disease clinical program, as well as increased activity in our preclinical and manufacturing development activities for PPI-2458, our candidate in development for the treatment of rheumatoid arthritis or potentially certain types of cancer.

         Members of our research and development team typically work on a number of projects concurrently. In addition, a substantial amount of our fixed costs such as facility depreciation, utilities and maintenance are shared by our various programs. Accordingly, we have not and do not plan to separately track the costs for each of our research and development programs. We estimate that during the three months ended March 31, 2002 and 2001, the majority of our research and development expenses were related to clinical trial costs, manufacturing costs, salaries and lab supplies related to our prostate cancer and endometriosis clinical programs. During the first three months of 2002, the remaining research and development costs were incurred primarily in our Alzheimer's disease clinical program, our PPI-2458 research program and our other preclinical research programs.


                                 Page 10 (of 28)

         We began our clinical program to develop Plenaxis for the treatment of prostate cancer during 1996. In December 2000, we submitted a new drug application, or NDA, to the FDA for Plenaxis for the treatment of hormonally responsive advanced prostate cancer. However, the FDA raised certain concerns over the results of the data submitted in support of the NDA and, therefore, during the first quarter of 2002 we initiated an additional clinical study in an effort to respond to those concerns. We planned to enroll up to 140 patients in this study, which was intended to improve the risk/benefit profile of Plenaxis by shortening the treatment period such that the incidence of severe allergic reactions would be reduced and waning long-term efficacy would be eliminated. We are currently in discussions with the FDA to determine the incidence of severe allergic reactions which would be acceptable for approval. Accordingly, the duration of treatment - three months or less - and the number of patients to be evaluated, which is likely to exceed 140, remains to be determined. We can give no assurance that additional clinical studies will yield positive results or that the results, even if positive, will satisfy FDA concerns that have been or may be raised. We cannot assure investors that we will be successful in obtaining approval for the commercialization of Plenaxis for the treatment of hormonally responsive advanced prostate cancer or any other indication.

         In 1998, we began our clinical program to develop Plenaxis for the treatment of endometriosis. We completed a phase II/III study of Plenaxis for the treatment of pain associated with endometriosis in March 2002. Results from this study have suggested that we may be able to utilize a lower dose or more prolonged dosing interval in future studies to reduce further drug exposure and attendant bone mineral density loss, a known consequence of hormonal therapies that lower estrogen levels. We intend to discuss the protocol for a pharmacokinetic study, along with the results of the phase II/III study, with the FDA mid-year 2002. Assuming FDA approval of the protocol, we anticipate completing the pharmacokinetic study by year-end, at which time we intend to submit to the FDA the results of this study and a proposal for additional trials to support the filing of an NDA.

         We began our clinical program for Apan in 2000. We are currently conducting a normal volunteer, phase I dose escalation study of Apan, which we anticipate will be completed during the second half of 2002. We expect to initiate an additional phase I study in the first half of 2003 in which we intend to evaluate the safety and pharmacokinetics of Apan in individuals suffering from Alzheimer's disease.

         As we initiate new clinical trials for Plenaxis for prostate cancer and endometriosis, continue our Apan clinical program and potentially add a new clinical program, we expect our research and development expenses may increase during the remainder of 2002 and thereafter. We anticipate that the substantial majority of those research and development expenses over the next few years will be focused on the development of Plenaxis for the treatment of hormonally responsive advanced prostate cancer and endometriosis. In addition, we currently have several other ongoing research and development programs. Using industry estimates, typical drug development programs may last for ten or more years and may cost hundreds of millions of dollars to complete. As our programs progress, we will assess the possibility of entering into corporate collaborations to offset a portion of development costs. The ultimate success of our research and development programs and the impact of these programs on our operations and financial results cannot be accurately predicted and will depend, in large part, upon the outcome and timing of many variables outside of our control.

         Sales and marketing expenses for the three months ended March 31, 2002 decreased 86% to approximately $0.4 million, from approximately $3.1 million for the corresponding period in 2001. The decrease in sales and marketing expenses from the prior year was due to the repositioning of our prostate cancer program in response to issues raised by the FDA. During the corresponding period in 2001, we incurred increased sales and marketing expenses in preparation for the potential launch of Plenaxis for the treatment of hormonally responsive advanced prostate cancer. Under our agreement with Amgen, we were obligated to pay one-half of all program costs incurred during 2001 associated with establishing a sales and marketing infrastructure in the United States for Plenaxis. The Amgen agreement was terminated in December 2001, and, consequently, we are solely responsible for all sales and marketing expenses associated with Plenaxis. These expenses are likely to increase during the remainder of 2002 and thereafter as we continue to incur costs related to preparing for a possible launch of Plenaxis for the treatment of hormonally responsive advanced prostate cancer.

         General and administrative expenses for the three months ended March 31, 2002 increased 33% to approximately $2.1 million, from approximately $1.6 million for the corresponding period in


                                 Page 11 (of 28)

2001. The increase was due to an increase in personnel-related operating costs and increased professional services expenses. We expect that general and administrative expenses will continue to increase as we hire additional administrative personnel to support continued growth of our research, development and pre-commercialization initiatives.

         Net interest income for the three months ended March 31, 2002 decreased 51% to approximately $1.2 million, from approximately $2.5 million for the corresponding period in 2001. The decrease in net interest income was due primarily to reduced average interest rates coupled with higher interest expense related to our loan agreement.

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

LIQUIDITY AND CAPITAL RESOURCES

         We have financed our operations since inception principally through private placements of equity securities and the proceeds from our public offerings. Prior to our initial public offering, we had received aggregate net proceeds of approximately $88.5 million from various private placements of our securities. In May 2000, we completed our initial public offering in which we raised a total of approximately $84.3 million, net of underwriting discounts and commissions and offering expenses. In February 2001, we completed a follow-on public offering in which we raised a total of approximately $175.9 million, net of underwriting discounts and commissions and offering expenses.

         Additionally, we have received a total of approximately $185.5 million from one-time signing payments and performance-based payments, cost reimbursements and contract service payments under our collaboration agreements. We have also received approximately $31.3 million from interest on invested cash balances, and paid approximately $2.9 million in interest associated with building and equipment financing.

         At March 31, 2002, we had cash, cash equivalents and marketable securities of approximately $256.9 million and working capital of approximately $216.6 million, compared to approximately $266.2 million and $229.0 million, respectively, at December 31, 2001. We believe that our existing cash and investments will be sufficient to meet our working capital and capital expenditure needs through approximately the end of 2004.

         For the three months ended March 31, 2002, net cash of approximately $8.5 million was used in operating activities, compared to approximately $8.9 million used in operating activities for the corresponding period in 2001. During the three months ended March 31, 2002, our use of cash in operations was due principally to our net loss, partially offset by depreciation and amortization and an increase in accounts payable. Our investing activities during the three months ended March 31, 2002 consisted mainly of the purchase, sale and maturity of marketable securities. Our financing activities for the three months ended March 31, 2002 consisted principally of $0.8 million of proceeds received from the exercise of common stock options.

         In July 2000, in connection with the purchase, through our wholly owned real estate subsidiary, of our corporate headquarters and research facility in Waltham, Massachusetts, the subsidiary entered into an acquisition and construction loan agreement providing for up to $33.0 million in financing for the acquisition of, and improvements to, the facility. As of March 31, 2002, $33.0 million was outstanding under the loan agreement. Advances bear interest at a rate equal to the 30-day LIBOR plus 2.0% (3.88% at March 31, 2002). Interest is payable monthly in arrears. Principal is due and payable in full on July 30, 2003, subject to two one-year extension options. The loan is secured by the new facility, together with all fixtures, equipment, improvements and other related items, and by all rents, income or profits received by our real estate subsidiary, and is unconditionally guaranteed by us. In addition to this financing, as of March 31, 2002, we had spent approximately $38.0 million of our own funds in connection with the build-out and occupancy of this facility. We occupied this facility during May 2001 and as planned, are actively seeking to sublease a portion of the facility. We do not believe that there is any impairment issue at this time.


                                 Page 12 (of 28)

         In addition to our long-term debt, we have fixed purchase obligations under various supply agreements. As of March 31, 2002, our long-term debt and fixed purchase obligations were as follows:


                                                                 PAYMENTS DUE BY PERIOD
                                                 --------------------------------------------------------
                                                                  LESS THAN        1-3         AFTER
            CONTRACTUAL OBLIGATIONS                  TOTAL         1 YEAR         YEARS       3 YEARS
            -----------------------              -------------- -------------- ------------ -------------
                                                                       (IN THOUSANDS)
Long-term debt.............................            $ 33,000        $  ----     $ 33,000         $----
Unconditional purchase obligations.........              16,493         16,493         ----          ----
                                                 -------------- -------------- ------------ -------------
Total contractual cash obligations.........            $ 49,493       $ 16,493     $ 33,000         $----
                                                 ============== ============== ============ =============


         We expect our funding requirements to increase over the next several years as we prepare for the possible commercial launch of Plenaxis for the treatment of hormonally responsive advanced prostate cancer, continue with current prostate cancer and endometriosis clinical trials for Plenaxis and clinical trials for Apan, potentially initiate an additional clinical program, initiate preclinical trials for additional product candidates, continue to improve our facility and expand our research and development initiatives. The amount of these expenditures will depend on numerous factors, including:

         o    the cost, timing and outcomes of FDA and other regulatory reviews;

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

         o    the rate of technological advances;

         o determinations as to the commercial potential of our product candidates under development;

         o    the status of competitive products;

         o our ability to defend and enforce our intellectual property rights;

         o    our ability to sublease a portion of our facility; and

         o    the availability of additional financing.

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


                                 Page 13 (of 28)

RECENT ACCOUNTING PRONOUNCEMENTS

         In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, BUSINESS COMBINATIONS, and Statement of Financial Accounting Standards No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill will no longer be amortized but will be subject to annual impairment tests in accordance with the statements. Other intangible assets will continue to be amortized over their useful lives. We applied the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the provisions of these statements did not have any effect on our consolidated financial position or consolidated results of operations since we do not have any goodwill or intangibles at this time.

         On October 20, 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS, or SFAS No.144. SFAS No. 144 supersedes SFAS No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF, however it retains the fundamental provision of that statement related to the recognition and measurement of the impairment of long-lived assets to be held and used. In addition, SFAS No. 144 provides additional guidance on estimating cash flows when performing a recoverability test, requiring that a long-lived asset to be disposed of other than by sale be classified as an asset held for sale until it is disposed of, and establishes more restrictive criteria to classify an asset as held for sale. SFAS No. 144 became effective in the first quarter of 2002. Application of SFAS No. 144 did not have any effect on our consolidated financial position or consolidated results of operations since we do not believe that we have any impairments at this time.

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

         We cannot assure you that we will be profitable in the future or, if we are profitable, that it will be sustainable. All of our potential products are in the research or development stage. We have not yet marketed or sold any products, and we may not succeed in developing and marketing any product in the future. To date, we have derived substantially all of our revenues from payments under corporate collaboration and license agreements. Due to the termination of the Amgen and Sanofi-Synthelabo agreements, for the foreseeable future, we do not expect to have any revenues, other than interest income and a final reimbursement payment from Sanofi-Synthelabo. In addition, we expect to continue to spend significant amounts to continue clinical studies, seek regulatory approval for our existing product candidates, develop commercial capabilities and expand our facilities. We also intend to spend substantial amounts to fund additional research and development for other potential products, enhance our core technologies, and for general and administrative purposes. As of March 31, 2002, we had an accumulated deficit of approximately $97.1 million. We expect that our operating expenses will increase significantly in the near term, primarily due to the termination of the Amgen and Sanofi-Synthelabo agreements, resulting in significant operating losses for 2002 and the next several years.


                                 Page 14 (of 28)

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

         To date, none of our product candidates has received regulatory approval for commercial sale. In June 2001, we received a letter from the FDA with respect to our NDA for Plenaxis for the treatment of hormonally responsive advanced prostate cancer, in which the FDA indicated that the information presented in the NDA was inadequate for approval. In September 2001, we met with the FDA in an effort to clarify the various deficiencies cited in the FDA's letter, and to discuss what further steps needed to be taken before the application could be approved. The FDA recommended that we analyze the allergic reactions that occurred in a small subset of clinical trial patients. We are conducting this analysis utilizing existing data and samples. In addition, the FDA expressed concern that, in a subset of patients treated beyond the three-month pivotal study time frame, testosterone suppression was not maintained at a comparable level to that of patients treated with either Lupron Depot or Lupron Depot plus Casodex. The FDA also indicated that the nature of the testosterone surge, if any, associated with treating patients with Plenaxis and then switching them to a currently available therapy should be understood. We considered various alternatives to address these issues, and in December 2001 the FDA indicated that we could proceed with our clinical plans to study the effects of using currently available hormonal therapies in prostate cancer patients following treatment with Plenaxis. The FDA also indicated that our plan to further evaluate the rare allergic reactions that occurred in our clinical trials was acceptable.

         We initiated an additional clinical study during the first quarter of 2002 to address the concerns raised by the FDA. We planned to enroll up to 140 patients in this study, which was intended to improve the risk/benefit profile of Plenaxis by shortening the treatment period such that the incidence of severe allergic reactions would be reduced and waning long-term efficacy would be eliminated. We


                                 Page 15 (of 28)
are currently in discussions with the FDA to determine the incidence of severe allergic reactions which would be acceptable for approval. Accordingly, the duration of treatment - three months or less - and the number of patients to be evaluated, which is likely to exceed 140, remains to be determined. We can give no assurance that our additional clinical studies will yield positive results or that the results, even if positive, will satisfy FDA concerns that have been or may be raised. We cannot assure investors that we will be successful in obtaining approval for the commercialization of Plenaxis for the treatment of hormonally responsive advanced prostate cancer or any other indication.

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

         The termination of our agreements with Amgen and Sanofi-Synthelabo may delay or otherwise adversely affect or prevent the development or commercialization of Plenaxis for the treatment of hormonally responsive advanced prostate cancer and endometriosis. We will likely need to devote funds and other resources to Plenaxis development and commercialization that we had planned would be available from our collaborators. This could require us to curtail or terminate one or more of our other drug development programs. Also, due to increased operating costs, lost revenue and a likely final payment to Amgen associated with the termination of our agreement with them, we could have to seek additional funding to meet our capital requirements. In addition, we may have to seek alternative partners to support the continued development and commercialization of Plenaxis. We cannot assure you that we would be able to raise the necessary funds or negotiate additional corporate collaborations on acceptable terms, if at all, and in that event we might have to curtail or cease operations.

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

         o the product labeling or product insert required by the FDA for Plenaxis and each of our other product candidates;

         o    the timing of market entry as compared to competitive products;

         o the rate of adoption of Plenaxis or our other product candidates by doctors and nurses and acceptance by the target patient population;


                                 Page 16 (of 28)

         o the competitive features of our products as compared to other products, including the frequency of administration of Plenaxis as compared to other products, and doctor and patient acceptance of these features;

         o the cost-effectiveness of Plenaxis or our other product candidates and the availability of insurance or other third-party reimbursement, in particular Medicare, for patients using our products; and

         o unfavorable publicity concerning Plenaxis or any of our other product candidates or any similar products.

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


                                 Page 17 (of 28)

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

         For each stage of Plenaxis production we have relied, and expect in the near term to continue to rely, on a separate third-party manufacturer, and we currently have not contracted, and in the near term do not expect to contract, with second-source suppliers for any of these production stages. Accordingly, the loss of one or more of these suppliers for any reason, including as a result of fire, acts of God or insolvency or bankruptcy, could result in delays in, or impair our ability to complete, clinical trials and regulatory submissions or reviews, and could delay or impair our sale or continued sale of Plenaxis products. Such delays or impairment, and the associated costs and expenses, may lower our potential revenues and profitability. While we intend to evaluate the possibility of a second source of supply at each stage of Plenaxis production, the number of qualified alternative suppliers is limited, and we cannot assure investors that we will be able to locate alternative suppliers or negotiate second supply agreements on reasonable terms. Furthermore, the process of engineering a new supplier's facility for the production of Plenaxis and obtaining the necessary FDA approval of the facility would require a substantial lead-time and could be extremely costly. We cannot assure investors that we will not lose one or more of our


                                 Page 18 (of 28)
suppliers, or that in such event we would be readily able to continue the development and commercialization and sale of Plenaxis products without substantial and costly delays.

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


                                 Page 19 (of 28)

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

         We license some of our technology from third parties. Termination of our licenses could force us to delay or discontinue some of our development and commercialization programs. For example, if Advanced Research and Technology Institute, Inc., the assignee of Indiana University Foundation, terminated our license with them, we could have to discontinue development and commercialization of our Plenaxis products. We cannot assure you that we would be able to license substitute technology in the future. Our inability to do so could impair our ability to conduct our business because we may lack the technology, or the necessary rights to technology, required to develop and commercialize our potential products.


                                 Page 20 (of 28)

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

WE MAY BE UNABLE TO FIND SUITABLE TENANTS FOR A PORTION OF OUR FACILITY.

         In May 2001, we moved to a new 175,000 square foot facility in Waltham, Massachusetts. We are currently seeking to sublease a portion of this facility to third parties. We may not be able to find suitable sub-tenants to occupy this space in a timely manner, if at all. If we are unable to find suitable sub-tenants in a timely manner, we may not be able to partially offset with rental income the substantial mortgage payments and other operating expenses associated with our facility.

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


                                 Page 21 (of 28)

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

         o failure or delay by former or future corporate collaborators in performing their obligations, or disputes or litigation regarding those obligations;


                                 Page 22 (of 28)

         o failure or delay by third-party manufacturers in performing their supply obligations or disputes or litigation regarding those obligations;

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


                                 Page 23 (of 28)

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we invest in may have market risk. This means that an increase in prevailing interest rates may cause the principal amount of the investment to decrease. To minimize this risk in the future, we maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds and government and non-government debt securities. A hypothetical 100 basis point increase in interest rates would result in an approximate $0.6 million decrease in the fair value of our investments as of March 31, 2002. Due to the conservative nature of our investments and relatively short duration, interest rate risk is mitigated. As of March 31, 2002, approximately 92% of our total portfolio will mature in one year or less, with the remainder maturing in less than two years.

         In connection with the purchase of our facility in July 2000, our wholly owned real estate subsidiary executed an acquisition and construction loan agreement that provides for up to $33.0 million in borrowings at a floating interest rate indexed to 30-day LIBOR. Concurrent with that transaction, the subsidiary also entered into an interest rate cap agreement which limits exposure to interest rate increases above a certain threshold. Due to the decrease in interest rates since we entered into this interest rate cap, we currently do not believe that there is material interest rate risk exposure with respect to the loan agreement. In addition, we believe that we have mitigated our risk relating to significant adverse fluctuations in interest rates with respect to borrowings under the loan agreement, and we do not believe that a 10% change in interest rates would have a material impact on our results of operations or cash flows.


                                 Page 24 (of 28)

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits

                 EXHIBIT
                  NUMBER         EXHIBIT

                   3.1           Amended and Restated Certificate of
                                 Incorporation (2)

                   3.2           Second Amended and Restated By-Laws (5)

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

                   4.7 Form of Rights Certificate (attached as Exhibit B to the Rights Agreement filed as Exhibit 4.5 hereto) (4)

                  10.1 Amendment No. 1 to the Registrant's Employee Stock Purchase Plan, effective as of March 14, 2002

                  10.2+ Development and Supply Agreement effective as of June 21, 2000 by and between UCB S.A. and Amgen Inc., as amended by Amendment No. 1 thereto dated as of March 26, 2002 (together with the Assignment of Development and Supply Agreement entered into January 18, 2002 and effective as of December 17, 2001 by and between Amgen Inc. and the Registrant) (5)

----------------

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

(4) Incorporated by reference to Registration Statement on Form 8-A filed with the Securities and Exchange Commission on January 26, 2001.

(5) Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 2001 filed with the Securities and Exchange Commission on April 1, 2002.

+ Confidential treatment has been requested for certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.


                                 Page 25 (of 28)

(b)      Reports Submitted on Form 8-K

                  On January 25, 2002, we filed a Current Report on Form 8-K to file under Item 5 (Other Events) a copy of our Press Release dated January 25, 2002.


                                 Page 26 (of 28)

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                        PRAECIS PHARMACEUTICALS INCORPORATED

Date:  May 8, 2002      By /s/ Kevin F. McLaughlin
                           ---------------------------------------------------
                           Kevin F. McLaughlin
                           Chief Financial Officer, Senior Vice President, Treasurer and Secretary
                           (DULY AUTHORIZED OFFICER AND PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)


                                 Page 27 (of 28)

                                  EXHIBIT INDEX


       EXHIBIT
       NUMBER          EXHIBIT

         3.1           Amended and Restated Certificate of Incorporation (2)

         3.2           Second Amended and Restated By-Laws (5)

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

        10.1 Amendment No. 1 to the Registrant's Employee Stock Purchase Plan, effective as of March 14, 2002

        10.2+ Development and Supply Agreement effective as of June 21, 2000 by and between UCB S.A. and Amgen Inc., as amended by Amendment No. 1 thereto dated as of March 26, 2002 (together with the Assignment of Development and Supply Agreement entered into January 18, 2002 and effective as of December 17, 2001 by and between Amgen Inc. and the Registrant) (5)

----------------

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

(4) Incorporated by reference to Registration Statement on Form 8-A filed with the Securities and Exchange Commission on January 26, 2001.

(5) Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 2001 filed with the Securities and Exchange Commission on April 1, 2002.

+ Confidential treatment has been requested for certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.


                                 Page 28 (of 28)