Form 10-Q
period 2002-06-30
PRAECIS PHARMACEUTICALS INC
filed 2002-08-12
CIK 1033025

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                    -----------------------------------------

                                    FORM 10-Q

         (MARK ONE)

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

                                       OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE TRANSITION PERIOD FROM ____ TO ____

                        COMMISSION FILE NUMBER: 000-30289

                      PRAECIS PHARMACEUTICALS INCORPORATED
         --------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            DELAWARE                                             043200305
 ------------------------------                             -------------------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of July 31, 2002, there were 51,782,376 shares of the registrant's common stock, $.01 par value, outstanding.

                      PRAECIS PHARMACEUTICALS INCORPORATED
                                    FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 2002

                                      INDEX


                                                                              PAGE
                                                                            NUMBER
PART I.        FINANCIAL INFORMATION                                             3

Item 1.        Financial Statements                                              3

               Condensed Consolidated Balance Sheets - December 31,
               2001 and June 30, 2002 (unaudited)                                3

               Condensed Consolidated Statements of Operations (unaudited)
               - three and six months ended June 30, 2001 and 2002               4

               Condensed Consolidated Statements of Cash Flows (unaudited)
               - six months ended June 30, 2001 and 2002                         5

               Notes to Condensed Consolidated Financial Statements              6

Item 2.        Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                         9

Item 3.        Quantitative and Qualitative Disclosures About Market Risk       25

PART II.       OTHER INFORMATION                                                26

Item 4.        Submission of Matters to a Vote of Security Holders              26

Item 6.        Exhibits and Reports on Form 8-K                                 26

SIGNATURE                                                                       28
EXHIBIT INDEX                                                                   29



                                 Page 2 (of 29)

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.


                      PRAECIS PHARMACEUTICALS INCORPORATED
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                           DECEMBER 31,          JUNE 30,
                                                              2001                 2002
                                                          --------------       ------------
                                                                                (UNAUDITED)
ASSETS
Current assets:
    Cash and cash equivalents.............................     $144,685           $129,775
    Marketable securities.................................      121,531            108,257
    Accounts receivable...................................          458                  -
    Prepaid expenses and other assets.....................          783              1,555
                                                          --------------       ------------
          Total current assets............................      267,457            239,587

Property and equipment, net...............................       74,200             73,251

Due from officer..........................................            -              1,000
Other assets..............................................          468                304
                                                          --------------       ------------
          Total assets....................................     $342,125           $314,142
                                                          ==============       ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable......................................      $30,721            $31,746
    Accrued expenses......................................        7,708              5,140
                                                          --------------       ------------
          Total current liabilities.......................       38,429             36,886

Long-term debt............................................       33,000             33,000
Commitments and contingencies
Stockholders' equity:
    Common Stock, $0.01 par value; 200,000,000 shares
        authorized; 51,116,135 shares in 2001 and
        51,779,564 shares in 2002 issued and outstanding..          511                518
    Accumulated other comprehensive income................          730                458
    Additional paid-in capital............................      353,887            354,613
    Accumulated deficit...................................      (84,432)          (111,333)
                                                          --------------       ------------
          Total stockholders' equity......................      270,696            244,256
                                                          --------------       ------------
          Total liabilities and stockholders' equity......     $342,125           $314,142
                                                          ==============       ============


SEE ACCOMPANYING NOTES.


                                 Page 3 (of 29)

                      PRAECIS PHARMACEUTICALS INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                  Three months ended            Six months ended
                                                       June 30,                     June 30,
                                               -----------------------      -----------------------
                                                  2001          2002           2001           2002
                                               ---------      --------      --------       --------
Corporate collaboration revenue.............    $  3,167      $  1,029      $  5,749       $  1,029
Costs and expenses:
    Research and development................      14,504        13,518        26,714         24,854
    Sales and marketing.....................       3,280           274         6,379            714
    General and administrative..............       1,383         2,743         2,977          4,857
                                               ---------      --------      --------       --------
        Total costs and expenses............      19,167        16,535        36,070         30,425
                                               ---------      --------      --------       --------
Operating loss..............................     (16,000)      (15,506)      (30,321)       (29,396)
Interest income, net........................       3,003         1,291         5,477          2,495
                                               ---------      --------      --------       --------
Net loss....................................    $(12,997)     $(14,215)     $(24,844)      $(26,901)
                                               =========      ========      ========       ========

Basic and diluted net loss per share........    $  (0.26)     $  (0.27)     $  (0.51)      $  (0.52)

Weighted average number of basic
   and diluted shares outstanding...........      50,850        51,727        48,463         51,572


SEE ACCOMPANYING NOTES.


                                 Page 4 (of 29)

                           PRAECIS PHARMACEUTICALS INCORPORATED
                      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (IN THOUSANDS)
                                        (UNAUDITED)


                                                                     SIX MONTHS ENDED
                                                                         JUNE 30,
                                                                 ------------------------
                                                                    2001           2002
                                                                 ---------      ---------
OPERATING ACTIVITIES:
Net loss......................................................   $ (24,844)      $(26,901)
Adjustments to reconcile net loss to cash used in
operating activities:
   Depreciation and amortization..............................       1,046          2,354
   Stock compensation.........................................        (449)          (196)
   Changes in operating assets and liabilities:
      Accounts receivable.....................................         580            458
      Refundable income taxes.................................          58              -
      Unbilled revenue........................................          90              -
      Prepaid expenses and other assets.......................         159           (608)
      Due from officer........................................           -         (1,000)
      Accounts payable........................................       5,632          1,025
      Accrued expenses........................................         752         (2,568)
      Deferred revenue........................................      (2,354)             -
                                                                 ---------      ---------
Net cash used in operating activities.........................     (19,330)       (27,436)

INVESTING ACTIVITIES:
Purchase of available-for-sale securities.....................    (119,846)       (49,342)
Sales or maturities of available-for-sale
  securities..................................................      37,604         62,344
Purchase of property and equipment............................     (17,125)        (1,405)
                                                                 ---------      ---------
Net cash (used in) provided by investing activities...........     (99,367)        11,597

FINANCING ACTIVITIES:
Net follow-on offering proceeds...............................     175,892              -
Proceeds from debt issuance...................................       9,000              -
Proceeds from exercises of stock options......................       1,864            929
                                                                 ---------      ---------
Net cash provided by financing activities.....................     186,756            929
                                                                 ---------      ---------
Net increase (decrease) in cash and cash equivalents..........      68,059        (14,910)
Cash and cash equivalents, beginning of period................     132,207        144,685
                                                                 ---------      ---------
Cash and cash equivalents, end of period......................   $ 200,266       $129,775
                                                                 =========      =========


SEE ACCOMPANYING NOTES.


                                 Page 5 (of 29)

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

NET LOSS PER SHARE

         Basic net loss per share is based on the weighted average number of common shares outstanding. For the three and six month periods ended June 30, 2001 and 2002, diluted net loss per common share is the same as basic net loss per common share as the inclusion of common stock equivalents, including the effect of stock options and warrants, would be antidilutive.

COMPREHENSIVE INCOME

         Statement of Financial Accounting Standards ("SFAS") No. 130, REPORTING COMPREHENSIVE INCOME, establishes standards for the reporting and display of comprehensive income (loss) and its components in the consolidated financial statements. The Company's accumulated other comprehensive income is comprised primarily of net unrealized gains or losses on available-for-sale securities. For the three and six months ended June 30, 2001 and 2002, respectively, comprehensive loss was as follows (in thousands):


                                                      THREE MONTHS ENDED             SIX MONTHS ENDED
                                                           JUNE 30,                       JUNE 30,
                                                  --------------------------    --------------------------
                                                     2001           2002           2001            2002
                                                  --------------------------    --------------------------
Net loss.........................................  $(12,997)       $(14,215)     $(24,844)       $(26,901)
Changes in comprehensive loss:
     Net unrealized holding gains (losses) on
     investments.................................        10             364            22            (272)
                                                  -----------    -----------    -----------     -----------
Total comprehensive loss.........................  $(12,987)       $(13,851)     $(24,822)       $(27,173)
                                                  ===========    ===========    ===========     ===========



                                 Page 6 (of 29)

SIGNIFICANT ACCOUNTING POLICIES

         In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, BUSINESS COMBINATIONS, and SFAS No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS, effective for fiscal years beginning after December 15, 2001. Under these rules, goodwill will no longer be amortized but will be subject to annual impairment tests in accordance with the statements. Other intangible assets will continue to be amortized over their useful lives. The Company applied these rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the provisions of these statements did not have any effect on the Company's consolidated financial position or consolidated results of operations since it does not have any goodwill or intangibles at this time.

         On October 20, 2001, the FASB issued SFAS No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS ("SFAS No.144"). SFAS No. 144 supersedes SFAS No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF, however it retains the fundamental provision of that statement related to the recognition and measurement of the impairment of long-lived assets to be held and used. In addition, SFAS No. 144 provides additional guidance on estimating cash flows when performing a recoverability test, requiring that a long-lived asset to be disposed of other than by sale be classified as an asset held for sale until it is disposed of, and establishes more restrictive criteria to classify an asset as held for sale. SFAS No. 144 became effective in the first quarter of 2002. Application of SFAS No. 144 did not have any effect on the Company's consolidated financial position or consolidated results of operations since the Company does not believe that there are any impairment indicators at this time.

3.       MARKETABLE SECURITIES

         Management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. Debt securities held by the Company are classified as available-for-sale and are carried at estimated fair value in cash equivalents and marketable securities. Unrealized gains and losses are reported as accumulated other comprehensive income in stockholders' equity. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. Realized gains and losses on available-for-sale securities are included in interest income and expense. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income. The Company's marketable securities as of June 30, 2002 are as follows (in thousands):


                                                                GROSS             GROSS           ESTIMATED
                                              AMORTIZED       UNREALIZED        UNREALIZED          FAIR
                                                COST            GAINS             LOSSES            VALUE
                                            -------------    -------------     -------------    --------------
U.S. government agencies.............           $ 67,897            $ 262            $ (213)         $ 67,946
Commercial paper.....................             39,902              409               ---            40,311
                                            -------------    -------------     -------------    --------------
     Total marketable securities.......         $107,799            $ 671            $ (213)         $108,257
                                            =============    =============     =============    ==============


4.       DUE FROM OFFICER

         In May 2002, the Company extended a $1.0 million loan to an officer in connection with the officer's acceptance of employment with the Company. The loan is full recourse, uncollateralized, bears no interest and becomes due and payable in May of 2012. Under the terms of the promissory note (the "Note") executed in connection with the loan, 10% of the original loan principal will be forgiven annually on the anniversary date of the Note, provided that the officer remains an employee of the Company. Upon the officer's voluntary termination of employment with the Company, with certain exceptions, and upon termination by the Company of the officer's employment for cause, the Note becomes immediately due and payable.


                                 Page 7 (of 29)

5.       ACCOUNTS PAYABLE

         Accounts payable consists principally of trade accounts payable and the Company's share of Plenaxis program expenses under the corporate collaboration agreement between the Company and Amgen Inc. ("Amgen"). At December 31, 2001 and June 30, 2002, trade accounts payable included $29.1 million due to Amgen. (See
Note 6)

6.       CORPORATE COLLABORATION AGREEMENTS

         In March 1999, the Company entered into a binding agreement in principle with Amgen for the development and commercialization of the Company's Plenaxis products. In September 2001, Amgen notified the Company that it was terminating the Amgen agreement effective December 17, 2001. As a result of the termination of the Amgen agreement, all licenses for Plenaxis granted to Amgen under the agreement, and all rights of Amgen in the Plenaxis program, have terminated. As of June 30, 2002, the Company has accrued an estimate of its potential liability of approximately $29.1 million under its agreement with Amgen. The Company expects to finalize a termination agreement with Amgen in the third quarter of 2002.

         In May 1997, the Company entered into a license agreement with Synthelabo S.A., which subsequently merged with Sanofi S.A. forming Sanofi-Synthelabo S.A. ("Sanofi-Synthelabo"), for the development and commercialization of the Company's Plenaxis products. In October 2001, Sanofi-Synthelabo notified the Company that it was terminating the Sanofi-Synthelabo agreement effective December 31, 2001. As a result of the termination of the Sanofi-Synthelabo agreement, all licenses for Plenaxis granted to Sanofi-Synthelabo under the agreement, and all rights of Sanofi-Synthelabo in the Plenaxis program, have terminated. In June 2002, a final reimbursement payment of $1.0 million was received by the Company and is included as corporate collaboration revenue in the accompanying financial statements.

                                 Page 8 (of 29)

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

         We had entered into collaborations with Amgen Inc. and Sanofi-Synthelabo S.A. to develop and commercialize our Plenaxis products. In September 2001, Amgen notified us that it was terminating its agreement with us. In October 2001, Sanofi-Synthelabo notified us that it was terminating its agreement with us. Both terminations were effective in December 2001. As a result, all of the licenses for Plenaxis granted to Amgen and Sanofi-Synthelabo under these agreements, and all rights of Amgen and Sanofi-Synthelabo in the Plenaxis program, have terminated. We are working to finalize agreements with Amgen and Sanofi-Synthelabo to provide for, among other things, mutual releases and, with respect to Amgen, a final cash payment to Amgen.

         Since our inception, we have had no revenues from product sales. We have received revenues in the form of signing, performance-based, cost sharing and contract services payments from corporate collaborations. We do not anticipate receiving any additional revenues under current or past collaboration agreements. Accordingly, we do not expect to have any revenues for the foreseeable future other than interest income.

         Our accumulated deficit as of June 30, 2002 was approximately $111.3 million.

         At June 30, 2002, we had 133 full-time employees, 103 of whom were engaged in research and development activities, compared to 123 full-time employees at June 30, 2001, 92 of whom were engaged in research and development activities. Substantially all of our expenditures to date have been for drug development and commercialization activities and for general and administrative expenses.

         Due to the costs associated with the continued development of Plenaxis for the treatment of hormonally responsive advanced prostate cancer, as well as other research and development and general and administrative expenses, and our lack of revenues, we had a net operating loss for the first half of 2002. For these same reasons, we expect to have net operating losses for the remainder of 2002 and for several years thereafter. We do not expect to generate operating income unless, and not until several years after, we receive FDA approval to market Plenaxis for the treatment of a defined sub-population of hormonally responsive advanced prostate cancer patients. We will need to receive regulatory approval to market any of our future products.


                                 Page 9 (of 29)

          The termination of our collaboration agreement with Sanofi-Synthelabo became effective as of December 31, 2001 and we received a final reimbursement payment of approximately $1.0 million during the second quarter of 2002. Through June 30, 2002, we recognized an aggregate of approximately $24.7 million in non-refundable fees and performance-based payments, and approximately $11.7 million in reimbursement for ongoing development costs, under the Sanofi-Synthelabo agreement. As noted above, we are working to finalize an agreement with Sanofi-Synthelabo regarding the termination of its license agreement with us.

         The termination of our collaboration agreement with Amgen became effective as of December 17, 2001. During 2002 we have recognized no additional revenues under that agreement. Under the Amgen agreement, Amgen paid the first $175.0 million of all authorized costs and expenses associated with the research, development and commercialization of Plenaxis products in the United States. Amgen's initial $175.0 million funding commitment was fulfilled during the third quarter of 2000. Following Amgen's completion of this funding, we became responsible for one-half of all subsequent United States research and development costs for Plenaxis products. Additionally, the agreement provided that following Amgen's completion of its $175.0 million funding commitment, we were required to reimburse Amgen for one-half of the costs associated with establishing a sales and marketing infrastructure for Plenaxis products in the United States. Through December 31, 2001, we recognized an aggregate of approximately $121.7 million of revenues under the Amgen agreement. As noted above, in the third quarter of 2002 we expect to finalize an agreement with Amgen regarding the termination of its agreement with us. We have accrued approximately $29.1 million as an estimate of our potential liability under the Amgen agreement. However, the final cash payment to Amgen made under the termination agreement may be less than this estimate.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2002 COMPARED TO THREE MONTHS ENDED JUNE 30, 2001

         Revenues for the three months ended June 30, 2002 decreased 68% to approximately $1.0 million, from approximately $3.2 million for the corresponding period in 2001. The decrease in revenues was the result of the termination during the fourth quarter of 2001 of our collaboration agreements with Amgen and Sanofi-Synthelabo. During the second quarter of 2002, we received a final reimbursement payment from Sanofi-Synthelabo. We do not expect to receive any additional revenues under these agreements.

         Research and development expenses for the three months ended June 30, 2002 decreased 7% to approximately $13.5 million, from approximately $14.5 million for the corresponding period in 2001. The slight decrease in expenses reflects reduced spending in our endometriosis clinical program, and the termination during the third quarter of 2001 of our clinical program for Latranal, an in-licensed compound that was in development for the relief of musculoskeletal pain. The reduced spending in our endometriosis program resulted from the conclusion, in March of 2002, of our phase II/III endometriosis clinical study. These decreases were partially offset by increased spending in our preclinical and manufacturing development activities for PPI-2458, our candidate in development for the treatment of rheumatoid arthritis and certain types of cancer.

         Members of our research and development team typically work on a number of projects concurrently. In addition, a substantial amount of our fixed costs such as facility depreciation, utilities and maintenance are shared by our various programs. Accordingly, we have not and do not plan to separately track the costs for each of our research and development programs. We estimate that during the three months ended June 30, 2002 and 2001, the majority of our research and development expenses were related to manufacturing costs, clinical trial costs, salaries and lab supplies related to our prostate cancer and endometriosis clinical programs. The remaining research and development costs were incurred primarily in our Alzheimer's disease clinical program, our PPI-2458 preclinical research program and our other research programs.

         We began our clinical program to develop Plenaxis for the treatment of prostate cancer during 1996. In December 2000, we submitted a new drug application, or NDA, to the FDA for Plenaxis for the treatment of hormonally responsive advanced prostate cancer. However, the FDA raised concerns over the occurrence of allergic reactions in a small subset of clinical trial patients. In addition, the FDA expressed concern that, in a subset of patients treated beyond the three-month pivotal study time frame,


                                 Page 10 (of 29)
testosterone suppression was not maintained. We have proposed various alternatives to the FDA to address these issues and improve the risk/benefit profile of Plenaxis. Based upon discussions with the FDA at a recent meeting, we now intend to seek approval for Plenaxis for use in a defined sub-population of advanced prostate cancer patients for whom the use of existing commercially available hormonal therapies may not be appropriate. The specific sub-population of patients will be determined through additional discussions with the FDA. We anticipate resubmitting to the FDA during the first quarter of 2003 our NDA seeking approval for this indication. Based on our recent meeting with the FDA, we are considering our options regarding a subsequent submission to the FDA to support approval for the use of Plenaxis in a broader advanced prostate cancer patient population.

         In addition, we have completed patient accrual in our previously disclosed clinical study in which patients are being treated with Plenaxis for three months and then switched to a commercially available hormonal therapy for an additional two months of treatment. We intend to include safety data from this study in our NDA resubmission. We can give no assurance this clinical study will yield positive results or that the results, even if positive, will satisfy FDA concerns that have been or may be raised. Moreover, we cannot assure investors that we will be successful in obtaining approval for the commercialization of Plenaxis for the treatment of any portion of the hormonally responsive advanced prostate cancer patient population or for any other indication.

         In 1998, we began our clinical program to develop Plenaxis for the treatment of endometriosis. We completed a phase II/III study of Plenaxis for the treatment of pain associated with endometriosis in March 2002. Results from this study have suggested that we may be able to utilize a lower dose or a more prolonged dosing interval in future studies to reduce drug exposure and attendant bone mineral density loss, a known consequence of hormonal therapies that lower estrogen levels. Accordingly, in June 2002, we initiated enrollment in a pharmacokinetic study of Plenaxis for the treatment of endometriosis. We anticipate completing the pharmacokinetic study by year-end and thereafter submitting the results to the FDA and proceeding to evaluate the design of potential additional trials.

         We began our clinical program for Apan in 2000. We are currently conducting a normal volunteer, phase I dose escalation study of Apan. After the results of this study are reviewed with the FDA, we anticipate beginning a new phase I study during the first half of 2003 in which we intend to evaluate the safety and pharmacokinetics of Apan in individuals suffering from Alzheimer's disease.

         As we continue ongoing clinical trials and related manufacturing and development activities for Plenaxis for prostate cancer and endometriosis, continue our Apan clinical program, and continue spending on preclinical activities, we expect that our research and development expenses may increase during the remainder of 2002 and thereafter. We anticipate that the substantial majority of those research and development expenses over the next few years will be focused on the development of Plenaxis for the treatment of hormonally responsive advanced prostate cancer and endometriosis. In addition, we currently have several other ongoing research and development programs. Using industry estimates, typical drug development programs may last for ten or more years and may cost hundreds of millions of dollars to complete. As our programs progress, we will assess the possibility of entering into corporate collaborations to offset a portion of development costs. The ultimate success of our research and development programs and the impact of these programs on our operations and financial results cannot be accurately predicted and will depend, in large part, upon the outcome and timing of many variables outside of our control.

         Sales and marketing expenses for the three months ended June 30, 2002 decreased 92% to approximately $0.3 million, from approximately $3.3 million for the corresponding period in 2001. The decrease in sales and marketing expenses was due to the repositioning of our prostate cancer program in response to issues raised by the FDA. During the corresponding period in 2001, we incurred increased sales and marketing expenses in preparation for the potential launch of Plenaxis for the treatment of hormonally responsive advanced prostate cancer. Under our agreement with Amgen, we were obligated to pay one-half of all program costs incurred during 2001 associated with establishing a sales and marketing infrastructure in the United States for Plenaxis. The Amgen agreement was terminated in December 2001, and, consequently, we are solely responsible for all sales and marketing expenses associated with Plenaxis. These expenses are likely to increase during the remainder of 2002 and thereafter as we continue to incur costs related to preparing for the possible


                                 Page 11 (of 29)
launch of Plenaxis for the treatment of a defined sub-population of hormonally responsive advanced prostate cancer patients.

         General and administrative expenses for the three months ended June 30, 2002 increased 98% to approximately $2.7 million, from approximately $1.4 million for the corresponding period in 2001. The increase was due primarily to higher facility-related expenses, as well as personnel-related operating costs, higher expenses related to business development activities and increased professional services expenses. We expect that general and administrative expenses will continue to reflect these higher facility-related expenses and to increase as we hire additional administrative personnel to support continued growth of our research, development and pre-commercialization initiatives.

         Net interest income for the three months ended June 30, 2002 decreased 57% to approximately $1.3 million, from approximately $3.0 million for the corresponding period in 2001. The decrease in net interest income was due primarily to lower average cash and marketable securities balances coupled with reduced average interest rates and higher interest expense related to our loan agreement.

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

SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO SIX MONTHS ENDED JUNE 30, 2001

         Revenues for the six months ended June 30, 2002 decreased 82% to approximately $1.0 million, from approximately $5.7 million for the corresponding period in 2001. The decrease in revenues was the result of the termination during the fourth quarter of 2001 of our collaboration agreements with Amgen and Sanofi-Synthelabo. During the second quarter of 2002, we received a final reimbursement payment from Sanofi-Synthelabo. We do not expect to receive any additional revenues under these agreements.

         Research and development expenses for the six months ended June 30, 2002 decreased 7% to approximately $24.9 million, from approximately $26.7 million for the corresponding period in 2001. The slight decrease in expenses reflects reduced spending in both our prostate cancer and endometriosis clinical programs, and the termination during the third quarter of 2001 of our Latranal clinical program. The reduced spending in our Plenaxis programs resulted from the repositioning of our prostate cancer program in response to issues raised by the FDA, and the conclusion of our phase II/III endometriosis clinical study. These decreases were partially offset by increased spending on clinical and manufacturing development activities related to our Alzheimer's disease clinical program, as well as increased activity in our preclinical and manufacturing development activities for PPI-2458.

         Sales and marketing expenses for the six months ended June 30, 2002 decreased 89% to approximately $0.7 million, from approximately $6.4 million for the corresponding period in 2001. The decrease in sales and marketing expenses was due to the repositioning of our prostate cancer program in response to issues raised by the FDA. During the corresponding period in 2001, we incurred increased sales and marketing expenses in preparation for the potential launch of Plenaxis for the treatment of hormonally responsive advanced prostate cancer. Under our agreement with Amgen, we were obligated to pay one-half of all program costs incurred during 2001 associated with establishing a sales and marketing infrastructure in the United States for Plenaxis. The Amgen agreement was terminated in December 2001, and, consequently, we are solely responsible for all sales and marketing expenses associated with Plenaxis. These expenses are likely to increase during the remainder of 2002 and thereafter as we continue to incur costs related to preparing for the possible launch of Plenaxis for the treatment of a defined sub-population of hormonally responsive advanced prostate cancer patients.

         General and administrative expenses for the six months ended June 30, 2002 increased 63% to approximately $4.9 million, from approximately $3.0 million for the corresponding period in 2001. The increase was due primarily to higher facility-related expenses, as well as personnel-related operating costs and increased professional services expenses. We expect that general and administrative expenses will continue to reflect these facility-related expenses and to


                                 Page 12 (of 29)
increase as we hire additional administrative personnel to support continued growth of our research, development and pre-commercialization initiatives.

         Net interest income for the six months ended June 30, 2002 decreased 54% to approximately $2.5 million, from approximately $5.5 million for the corresponding period in 2001. The decrease in net interest income was due primarily to reduced average interest rates coupled with higher interest expense related to our loan agreement.

LIQUIDITY AND CAPITAL RESOURCES

         At June 30, 2002, we had cash, cash equivalents and marketable securities of approximately $238.0 million and working capital of approximately $202.7 million, compared to approximately $266.2 million and $229.0 million, respectively, at December 31, 2001. We believe that our existing cash and investments will be sufficient to meet our working capital and capital expenditure needs through approximately the end of 2004.

         For the six months ended June 30, 2002, net cash of approximately $27.4 million was used in operating activities, compared to approximately $19.3 million used in operating activities for the corresponding period in 2001. During the six months ended June 30, 2002, our use of cash in operations was due principally to our net loss, partially offset by depreciation and amortization and an increase in accounts payable. Our investing activities during the six months ended June 30, 2002 consisted mainly of the purchase, sale and maturity of marketable securities. Our financing activities for the six months ended June 30, 2002 consisted principally of $0.9 million of proceeds received from the exercise of common stock options.

         In July 2000, in connection with the purchase, through our wholly owned real estate subsidiary, of our corporate headquarters and research facility in Waltham, Massachusetts, the subsidiary entered into an acquisition and construction loan agreement providing for up to $33.0 million in financing for the acquisition of, and improvements to, the facility. As of June 30, 2002, $33.0 million was outstanding under the loan agreement. Advances bear interest at a rate equal to the 30-day LIBOR plus 2.0% (3.84% at June 30, 2002). Interest is payable monthly in arrears. Principal is due and payable in full on July 30, 2003, subject to two one-year extension options. The loan is secured by the new facility, together with all fixtures, equipment, improvements and other related items, and by all rents, income or profits received by our real estate subsidiary, and is unconditionally guaranteed by us. In addition to this financing, as of June 30, 2002, we had spent approximately $38.0 million of our own funds in connection with the build-out and occupancy of this facility. We occupied this facility during May 2001 and, as planned, are actively seeking to sublease a portion of the facility. We do not believe that there is any impairment issue at this time.

         In addition to our long-term debt, we have fixed purchase obligations under various supply agreements. As of June 30, 2002, our long-term debt and fixed purchase obligations were as follows:


                                                                 PAYMENTS DUE BY PERIOD
                                                 --------------------------------------------------------
                                                                  LESS THAN        1-3         AFTER
            CONTRACTUAL OBLIGATIONS                  TOTAL         1 YEAR         YEARS       3 YEARS
            -----------------------                  -----         ------         -----       -------
                                                                      (IN THOUSANDS)
Long-term debt...............................      $33,000        $  ----       $33,000         $----
Unconditional purchase obligations...........       12,442         12,442          ----          ----
                                                 ---------      ---------       -------       -------
Total contractual cash obligations.............    $45,442        $12,442       $33,000         $----
                                                 =========      =========       =======        ======


         We expect our funding requirements to increase over the next several years as we prepare for the possible commercial launch of Plenaxis for the treatment of a defined sub-population of hormonally responsive advanced prostate cancer patients, continue with current prostate cancer and endometriosis clinical trials for Plenaxis and clinical trials for Apan, potentially initiate an additional clinical program, initiate preclinical trials for additional product candidates, continue to improve our facility and expand our research and development initiatives. The amount of these expenditures will depend on numerous factors, including:


                                 Page 13 (of 29)

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

RECENT ACCOUNTING PRONOUNCEMENTS

         In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, BUSINESS COMBINATIONS, and Statement of Financial Accounting Standards No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS, effective for fiscal years beginning after December 15, 2001. Under these rules, goodwill will no longer be amortized but will be subject to annual impairment tests in accordance with the statements. Other intangible assets will continue to be amortized over their useful lives. We applied these rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the provisions of these statements did not have any effect on our consolidated financial position or consolidated results of operations since we do not have any goodwill or intangibles at this time.

         On October 20, 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS, or SFAS No.144. SFAS No. 144 supersedes SFAS No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF, however it retains the fundamental provision of that statement related to the recognition and measurement of the impairment of long-lived assets to be held and used. In addition, SFAS No. 144 provides additional guidance on estimating cash flows when performing a recoverability test, requiring that a long-lived asset to be disposed of other than by sale be classified as an asset held for sale until it is disposed of, and establishes more restrictive


                                 Page 14 (of 29)
criteria to classify an asset as held for sale. SFAS No. 144 became effective in the first quarter of 2002. Application of SFAS No. 144 did not have any effect on our consolidated financial position or consolidated results of operations since we do not believe that we have any impairments at this time.

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

         We cannot assure you that we will be profitable in the future or, if we are profitable, that it will be sustainable. All of our potential products are in the research or development stage. We have not yet marketed or sold any products, and we may not succeed in developing and marketing any product in the future. To date, we have derived substantially all of our revenues from payments under corporate collaboration and license agreements. Due to the termination of the Amgen and Sanofi-Synthelabo agreements, for the foreseeable future, we do not expect to have any revenues, other than interest income. In addition, we expect to continue to spend significant amounts to continue clinical studies, seek regulatory approval for our existing product candidates, develop commercial capabilities and expand our facilities. We also intend to spend substantial amounts to fund additional research and development for other potential products, enhance our core technologies, and for general and administrative purposes. As of June 30, 2002, we had an accumulated deficit of approximately $111.3 million. We expect that our operating expenses will increase significantly in the near term, primarily due to the termination of the Amgen and Sanofi-Synthelabo agreements, resulting in significant operating losses for 2002 and the next several years.

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

         To gain regulatory approval from the FDA and foreign regulatory authorities for the commercial sale of any product, we must demonstrate in clinical trials, and satisfy the FDA and foreign regulatory authorities as to, the safety and efficacy of the product in clinical trials. If we develop a product to treat a long-lasting disease, such as cancer or Alzheimer's disease, we must gather data over an extended period of time. There are many risks associated with our clinical trials. For example, we may be unable to achieve the same level of success in later trials as we did in earlier ones. Additionally, data we obtain from preclinical and clinical activities are susceptible to varying interpretations that could impede regulatory approval. Further, some patients in our prostate cancer and Alzheimer's disease programs have a high risk of death, age-related disease or other adverse medical events that may not be related to our products. These events may affect the statistical analysis of the safety and efficacy of our products. If we obtain regulatory approval for a product, the approval will be limited to those diseases for which our clinical trials demonstrate the product is safe and effective.

         In addition, many factors could delay or result in termination of our ongoing or future clinical trials. For example, a clinical trial may experience slow patient enrollment or lack of sufficient drug supplies. Patients may experience adverse medical events or side effects, and there may be a real or


                                 Page 15 (of 29)
perceived lack of effectiveness of, or of safety issues associated with, the drug we are testing. Future governmental action or existing or changes in FDA policies or precedents, may also result in delays or rejection of an application for marketing approval. Accordingly, we may not be able to obtain product registration or marketing approval for Plenaxis, our drug candidate for the treatment of hormonally responsive advanced prostate cancer and endometriosis, or for any of our other product candidates, or regulatory approval may be conditioned upon significant labeling requirements which could adversely affect the marketability or value of the product.

         To date, none of our product candidates has received regulatory approval for commercial sale. In June 2001, we received a letter from the FDA with respect to our NDA for Plenaxis for the treatment of hormonally responsive advanced prostate cancer, in which the FDA indicated that the information presented in the NDA was inadequate for approval. The FDA raised concerns over the occurrence of allergic reactions in a small subset of clinical trial patients. In addition, the FDA expressed concern that, in a subset of patients treated beyond the three-month pivotal study time frame, testosterone suppression was not maintained. We have proposed various alternatives to the FDA to address these issues and improve the risk/benefit profile of Plenaxis. Based upon discussions with the FDA at a recent meeting, we now intend to seek approval for Plenaxis for use in a defined sub-population of advanced prostate cancer patients for whom the use of existing commercially available hormonal therapies may not be appropriate. The specific sub-population of patients will be determined through additional discussions with the FDA. We anticipate resubmitting to the FDA during the first quarter of 2003 our NDA seeking approval for this indication.

         In addition, we have completed patient accrual in our previously disclosed clinical study in which patients are being treated with Plenaxis for three months and then switched to a commercially available hormonal therapy for an additional two months of treatment. We intend to include safety data from this study in our NDA resubmission. We can give no assurance this clinical study will yield positive results or that the results, even if positive, will satisfy FDA concerns that have been or may be raised. Moreover, we cannot assure investors that we will be successful in obtaining approval for the commercialization of Plenaxis for the treatment of any portion of the hormonally responsive advanced prostate cancer patient population or for any other indication.

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

         We depended upon our corporate collaborators, Amgen and Sanofi-Synthelabo, to provide substantial financial support for the development and commercialization of Plenaxis. We relied on them to some extent in seeking regulatory approval in the United States and abroad for Plenaxis for the treatment of hormonally responsive advanced prostate cancer. In addition, under our agreement with Amgen, they had assumed principal responsibility for the manufacture of Plenaxis, and under our agreements with Amgen and Sanofi-Synthelabo, those parties were responsible for the marketing, distribution and sale of Plenaxis in their respective licensed territories.

         The termination of our agreements with Amgen and Sanofi-Synthelabo may delay or otherwise adversely affect or prevent the development or commercialization of Plenaxis for the treatment of hormonally responsive advanced prostate cancer and endometriosis. We will likely need to devote funds and other resources to Plenaxis development and commercialization that we had planned would be available from our collaborators. This could require us to curtail or terminate one or more of our other drug development programs. Also, due to increased operating costs, lost revenue and a likely final


                                 Page 16 (of 29)
payment to Amgen associated with the termination of our agreement with them, we could have to seek additional funding to meet our capital requirements. In addition, we may have to seek alternative partners to support the continued development and commercialization of Plenaxis. We cannot assure you that we would be able to raise the necessary funds or negotiate additional corporate collaborations on acceptable terms, if at all, and in that event we might have to curtail or cease operations.

WE MAY BE UNABLE TO ESTABLISH MARKETING AND SALES CAPABILITIES NECESSARY TO SUCCESSFULLY COMMERCIALIZE OUR POTENTIAL PRODUCTS.

         We have no experience in marketing or selling pharmaceutical products and have very limited marketing and sales resources. To achieve commercial success for any approved product, we must either develop a marketing and sales force, as well as the infrastructure to support it, or enter into arrangements with others to market and sell our products. We may be unable to establish marketing, sales and distribution capabilities necessary to commercialize and gain market acceptance for our potential products. If we decide to market and sell our potential products, including Plenaxis, independently, we would need to hire a sales force with expertise in pharmaceutical sales. In that event, recruiting and retaining qualified sales personnel would be critical to our success. Competition for skilled personnel is intense, and we cannot assure you that we would be able to attract and retain a sufficient number of qualified individuals to successfully launch any potential product. In addition, establishing the expertise necessary to successfully market and sell any product would require a substantial capital investment. We cannot assure you that we would have the funds necessary to successfully commercialize Plenaxis for the treatment of a defined sub-population of hormonally responsive advanced prostate cancer patients or any other potential product.

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


                                 Page 17 (of 29)

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


                                 Page 18 (of 29)

         Under our collaboration agreement with Amgen, Amgen had control over certain phases of the manufacturing process for Plenaxis. Accordingly, Amgen had either entered into or assumed from us agreements with third parties to perform, or was itself performing, these manufacturing processes. Due to the termination of our collaboration agreement with Amgen, to assure an adequate supply of drug product for continued clinical studies and, if Plenaxis is approved for marketing, for commercial sale, we will need to assume these manufacturing contracts from Amgen, enter into new agreements with third party manufacturers or act as manufacturer ourselves. We may elect not to, or may not be able to, assume the existing contracts from Amgen, and we may be unable to make necessary alternative arrangements in a timely manner or on favorable terms, if at all. Moreover, to the extent we must make alternative supply arrangements, even if we are able to establish these arrangements in a timely manner, the use of a different manufacturer or the establishment of our own facility will require us to undergo additional regulatory review and compliance procedures which could result in additional expenses and further delay the regulatory review and potential commercialization of Plenaxis for the treatment of a defined sub-population of hormonally responsive advanced prostate cancer patients. Also, the establishment of our own facility could itself be costly thereby increasing our operating costs.

THE LOSS OR FAILURE OF ANY OF OUR THIRD-PARTY MANUFACTURERS COULD DELAY OR IMPAIR OUR DEVELOPMENT, OR OUR SALE OR CONTINUED SALE, OF PLENAXIS PRODUCTS.

         For each stage of Plenaxis production we have relied, and expect in the near term to continue to rely, on a separate third-party manufacturer, and we currently have not contracted, and in the near term do not expect to contract, with second-source suppliers for any of these production stages. Accordingly, the loss of one or more of these suppliers for any reason, including as a result of fire, terrorism, acts of God or insolvency or bankruptcy, could result in delays in, or impair our ability to complete, clinical trials and regulatory submissions or reviews, and could delay or impair our sale or continued sale of Plenaxis products. Such delays or impairment, and the associated costs and expenses, may lower our potential revenues and profitability. While we intend to evaluate the possibility of a second source of supply at each stage of Plenaxis production, the number of qualified alternative suppliers is limited, and we cannot assure investors that we will be able to locate alternative suppliers or negotiate second supply agreements on reasonable terms. Furthermore, the process of engineering a new supplier's facility for the production of Plenaxis and obtaining the necessary FDA approval of the facility would require a substantial lead-time and could be extremely costly. We cannot assure investors that we will not lose one or more of our suppliers, or that in such event we would be readily able to continue the development and commercialization and sale of Plenaxis products without substantial and costly delays.

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

ALTERNATIVE TREATMENTS ARE AVAILABLE WHICH MAY IMPAIR OUR ABILITY TO CAPTURE MARKET SHARE FOR OUR POTENTIAL PRODUCTS.

         Alternative products exist or are under development to treat the diseases for which we are developing drugs. For example, the FDA has approved several drugs for the treatment of prostate cancer that responds to changes in hormone levels. Even if the FDA approves Plenaxis for commercialization for


                                 Page 19 (of 29)
the treatment of hormonally responsive advanced prostate cancer, the approval could be limited to a particular group of patients or to administration over a limited period of time, and Plenaxis may not compete favorably with existing treatments that already have an established market share. If Plenaxis does not achieve broad market acceptance as a drug for the treatment of hormonally responsive advanced prostate cancer, we may not become profitable.

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

         Patent positions are sometimes uncertain and usually involve complex legal and factual questions. We can protect our proprietary rights from unauthorized use by third parties only to the extent that our proprietary technologies are covered by valid and enforceable patents or are effectively maintained as trade secrets. We currently own or have exclusively licensed 19 issued United States patents. We have applied, and will continue to apply, for patents covering both our technologies and products as we deem appropriate. Others may challenge our patent applications or our patent applications may not result in issued patents. Moreover, any issued patents on our own inventions, or those licensed from third parties, may not provide us with adequate protection, or others may challenge the validity of, or seek to narrow or circumvent, these patents. Third-party patents may impair or block our ability to conduct our business. Additionally, third parties may independently develop products similar to our products, duplicate our unpatented products, or design around any patented products we develop.

                                 Page 20 (of 29)

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


                                 Page 21 (of 29)

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

         We depend substantially on the principal members of our management and scientific staff, including Malcolm L. Gefter, Ph.D., our Chief Executive Officer and Chairman of the Board, and William K. Heiden, our President and Chief Operating Officer. We do not have employment agreements with any of our executive officers. Any officer or employee can terminate his or her relationship with us at any time and work for one of our competitors. The loss of these key individuals could result in competitive harm because we could experience delays in our product research, development and commercialization efforts without their expertise.

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

WE MAY HAVE SUBSTANTIAL EXPOSURE TO PRODUCT LIABILITY CLAIMS AND MAY NOT HAVE ADEQUATE INSURANCE TO COVER THOSE CLAIMS.

         We may be held liable if any product we develop, or any product made by others using our technologies, causes injury. We have only limited product liability insurance coverage for our potential products in clinical trials. We intend to expand our product liability insurance coverage for any of our products for which we obtain marketing approval. However, this insurance may be prohibitively expensive or may not fully cover our potential liabilities. Our inability to obtain adequate insurance coverage at an acceptable cost could prevent or inhibit the commercialization of


                                 Page 22 (of 29)
our products. Our collaboration agreements with Amgen and Sanofi-Synthelabo included, and we anticipate that the agreements we are finalizing with them regarding the termination of those collaborations will include, an indemnification of them for liabilities associated with the development and commercialization of Plenaxis. If a third party, including a former collaborator, sues us for any injury, or for indemnification for losses, arising out of products made by us or using our technologies, our liability could exceed our total assets.

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


                                 Page 23 (of 29)

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


                                 Page 24 (of 29)

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we invest in may have market risk. This means that an increase in prevailing interest rates may cause the principal amount of the investment to decrease. To minimize this risk in the future, we maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds and government and non-government debt securities. A hypothetical 100 basis point increase in interest rates would result in an approximate $0.5 million decrease in the fair value of our investments as of June 30, 2002. Due to the conservative nature of our investments and relatively short duration, interest rate risk is mitigated. As of June 30, 2002, approximately 98% of our total portfolio will mature in one year or less, with the remainder maturing in less than two years.

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


                                 Page 25 (of 29)

                           PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         We held our Annual Meeting of Stockholders on May 22, 2002 to (i) elect seven directors, (ii) approve our Second Amended and Restated 1995 Stock Plan, as amended, and (iii) ratify the appointment by our Board of Directors of Ernst & Young LLP as our independent auditors for fiscal year 2002.

         The following nominees were elected, by the vote set forth below, to hold office until the next annual meeting of stockholders and until their successors are duly elected and qualified:

NOMINEE:                     NUMBER OF VOTES FOR:   NUMBER OF VOTES WITHHELD:
-------                      -------------------    ------------------------

Malcolm L. Gefter, Ph.D.            41,224,711                   7,510,130
G. Leonard Baker, Jr.               47,879,189                     855,652
Henry F. McCance                    47,879,189                     855,652
William R. Ringo                    46,594,889                   2,139,952
David B. Sharrock                   47,879,189                     855,652
Patrick J. Zenner                   39,797,607                   8,937,234
Albert L. Zesiger                   47,879,189                     855,652

         In addition, the stockholders approved the Second Amended and Restated 1995 Stock Plan, as amended to increase by 3,000,000 the number of shares of common stock, par value $.01 per share, authorized for issuance under the Plan, by the following vote:

   FOR:                       AGAINST:                 ABSTAIN:
----------                   ---------                 --------
21,026,985                   5,216,978                  51,474

         The stockholders also ratified the appointment by the Board of Directors of Ernst & Young LLP as our independent auditors for fiscal year 2002 by the following vote:

   FOR:                      AGAINST:                 ABSTAIN:
----------                   --------                 --------
48,430,490                   291,991                    12,360

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

       3.1        Amended and Restated Certificate of Incorporation (2)

       3.2        Second Amended and Restated By-Laws (5)

       4.1        Specimen certificate representing shares of common stock (1)

       4.2 Specimen certificate representing shares of common stock (including Rights Agreement Legend) (3)


                                 Page 26 (of 29)

       4.3 Rights Agreement between the Registrant and American Stock Transfer & Trust Company, as Rights Agent (4)

       4.4 Form of Certificate of Designations of Series A Junior Participating Preferred Stock (attached as Exhibit A to the Rights Agreement filed as Exhibit 4.5 hereto) (4)

       4.5 Form of Rights Certificate (attached as Exhibit B to the Rights Agreement filed as Exhibit 4.5 hereto) (4)

      10.1        Amendment No. 1 to the Second Amended and Restated 1995 Stock
                  Plan (6)

      10.2 Letter Agreement dated as of May 9, 2002 between the Registrant and William K. Heiden

      10.3        Promissory Note dated May 16, 2002 executed by William K.
                  Heiden in favor of the Registrant

      10.4 Letter Agreement dated as of May 9, 2002 between the Registrant and Malcolm L. Gefter, Ph.D.

      10.5 Letter Agreement dated as of May 9, 2002 between the Registrant and Kevin F. McLaughlin

      10.6 Letter Agreement dated as of May 9, 2002 between the Registrant and Marc B. Garnick, M.D.

      99.1 Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the
                  Sarbanes-Oxley Act of 2002

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

(6) Incorporated by reference to Registration Statement on Form S-8 (Registration No. 333-90734) filed with the Securities and Exchange Commission on June 18, 2002.


(b)      Reports Submitted on Form 8-K

                  On April 26, 2002, we filed a Current Report on Form 8-K to file under Item 5 (Other Events) a copy of our Press Release dated April 26, 2002.


                                 Page 27 (of 29)

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                             PRAECIS PHARMACEUTICALS INCORPORATED


Date:  August 12, 2002       By /s/ Kevin F. McLaughlin
                                -----------------------------------------------
                                Kevin F. McLaughlin
                                Chief Financial Officer, Senior Vice President, Treasurer and Secretary (DULY AUTHORIZED OFFICER AND PRINCIPAL FINANCIAL AND
                                ACCOUNTING OFFICER)


                                 Page 28 (of 29)

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

       3.1        Amended and Restated Certificate of Incorporation (2)

       3.2        Second Amended and Restated By-Laws (5)

       4.1        Specimen certificate representing shares of common stock (1)

       4.2 Specimen certificate representing shares of common stock (including Rights Agreement Legend) (3)

       4.3 Rights Agreement between the Registrant and American Stock Transfer & Trust Company, as Rights Agent (4)

       4.4 Form of Certificate of Designations of Series A Junior Participating Preferred Stock (attached as Exhibit A to the Rights Agreement filed as Exhibit 4.5 hereto) (4)

       4.5 Form of Rights Certificate (attached as Exhibit B to the Rights Agreement filed as Exhibit 4.5 hereto) (4)

      10.1        Amendment No. 1 to the Second Amended and Restated 1995 Stock
                  Plan (6)

      10.2 Letter Agreement dated as of May 9, 2002 between the Registrant and William K. Heiden

      10.3        Promissory Note dated May 16, 2002 executed by William K.
                  Heiden in favor of the Registrant

      10.4 Letter Agreement dated as of May 9, 2002 between the Registrant and Malcolm L. Gefter, Ph.D.

      10.5 Letter Agreement dated as of May 9, 2002 between the Registrant and Kevin F. McLaughlin

      10.6 Letter Agreement dated as of May 9, 2002 between the Registrant and Marc B. Garnick, M.D.

      99.1 Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the
                  Sarbanes-Oxley Act of 2002

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

(6) Incorporated by reference to Registration Statement on Form S-8 (Registration No. 333-90734) filed with the Securities and Exchange Commission on June 18, 2002.


                                 Page 29 (of 29)