Form 10-Q
period 2002-09-30
PRAECIS PHARMACEUTICALS INC
filed 2002-11-14
CIK 1033025

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q

     (MARK ONE)

     /X/   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

                                       OR

     / /   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE TRANSITION PERIOD FROM ____ TO ____

                        COMMISSION FILE NUMBER: 000-30289

                      PRAECIS PHARMACEUTICALS INCORPORATED
             ------------------------------------------------------
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

As of October 31, 2002, there were 51,782,751 shares of the registrant's common stock, $.01 par value, outstanding.

                      PRAECIS PHARMACEUTICALS INCORPORATED

                                    FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2002

                                      INDEX

                                                                                    PAGE
                                                                                  NUMBER
PART I.      FINANCIAL INFORMATION                                                     3

Item 1.      Financial Statements                                                      3

             Condensed Consolidated Balance Sheets - December 31, 2001 and
             September 30, 2002 (unaudited)                                            3

             Condensed Consolidated Statements of Operations (unaudited)
             - three and nine months ended September 30, 2001 and 2002                 4

             Condensed Consolidated Statements of Cash Flows (unaudited)
             - nine months ended September 30, 2001 and 2002                           5

             Notes to Condensed Consolidated Financial Statements                      6

Item 2.      Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                                 8

Item 3.      Quantitative and Qualitative Disclosures About Market Risk               24

Item 4.      Controls and Procedures                                                  24

PART II.     OTHER INFORMATION                                                        25

Item 6.      Exhibits and Reports on Form 8-K                                         25

SIGNATURE                                                                             26

CERTIFICATION OF CHIEF EXECUTIVE OFFICER                                              27

CERTIFICATION OF CHIEF FINANCIAL OFFICER                                              28

EXHIBIT INDEX                                                                         29

                                 Page 2 (of 29)

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.


                      PRAECIS PHARMACEUTICALS INCORPORATED
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                    DECEMBER 31,  SEPTEMBER 30,
                                                        2001          2002
                                                    ------------  ------------
                                                                  (UNAUDITED)
ASSETS
Current assets:
    Cash and cash equivalents ....................   $  144,685    $  101,138
    Marketable securities ........................      121,531       107,919
    Accounts receivable ..........................          458             -
    Prepaid expenses and other assets ............          783         1,143
                                                     ----------    ----------

       Total current assets ......................      267,457       210,200

Property and equipment, net ......................       74,200        72,290
Due from officer                                              -         1,000
Other assets                                                468           241
                                                     ----------    ----------

       Total assets ...........................      $  342,125    $  283,731
                                                     ==========    ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable .............................   $   30,721    $    5,195
    Accrued expenses .............................        7,708         7,172
                                                     ----------    ----------

          Total current liabilities ..............       38,429        12,367
Long-term debt ...................................       33,000        33,000

Commitments and contingencies

Stockholders' equity:
    Common Stock, $0.01 par value; 200,000,000
     shares authorized; 51,116,135 shares in 2001
     and 51,782,751 shares in 2002 issued and
     outstanding .................................          511           518
    Accumulated other comprehensive income........          730           132
    Additional paid-in capital ...................      353,887       354,615
    Accumulated deficit ..........................      (84,432)     (116,901)
                                                     ----------    ----------

       Total stockholders' equity ................      270,696       238,364
                                                     ----------    ----------

       Total liabilities and stockholders' equity    $  342,125    $  283,731
                                                     ==========    ==========

       SEE ACCOMPANYING NOTES.

                                 Page 3 (of 29)

                      PRAECIS PHARMACEUTICALS INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                              Three months ended           Nine months ended
                                                September 30,                September 30,
                                           ------------------------    ------------------------
                                              2001          2002          2001          2002
                                           ----------    ----------    ----------    ----------
Corporate collaboration revenue ........   $    2,479    $        -    $    8,228    $    1,029

Costs and expenses:
    Research and development ...........       22,767        19,986        49,481        44,840
    Sales and marketing ................        1,933           325         8,312         1,039
    General and administrative .........        1,831         2,274         4,808         7,131
                                           ----------    ----------    ----------    ----------
        Total costs and expenses .......       26,531        22,585        62,601        53,010
                                           ----------    ----------    ----------    ----------

Operating loss .........................      (24,052)      (22,585)      (54,373)      (51,981)

Interest income, net ...................        1,835           997         7,312         3,492
Gain on termination of collaboration
 agreement .............................            -        16,020             -        16,020
                                           ----------    ----------    ----------    ----------
Net loss ...............................   $  (22,217)   $   (5,568)   $  (47,061)   $  (32,469)
                                           ==========    ==========    ==========    ==========

Basic and diluted net loss per share ...   $    (0.44)   $    (0.11)   $    (0.95)   $    (0.63)

Weighted average number of basic
 and diluted shares outstanding ........       50,958        51,782        49,304        51,643

SEE ACCOMPANYING NOTES.

                                 Page 4 (of 29)

                      PRAECIS PHARMACEUTICALS INCORPORATED
                  CONDENSED CONSOLIDATED STATEMENTS CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                         NINE MONTHS ENDED
                                                           SEPTEMBER 30,
                                                     ------------------------
                                                        2001          2002
                                                     ----------    ----------
OPERATING ACTIVITIES:
Net loss .........................................   $  (47,061)   $  (32,469)
Adjustments to reconcile net loss to cash used in
operating activities:
   Depreciation and amortization .................        2,302         3,535
   Stock compensation ............................         (578)         (195)
   Changes in operating assets and liabilities:
      Accounts receivable ........................          412           458
      Refundable income taxes ....................           58             -
      Unbilled revenue ...........................          333             -
      Prepaid expenses and other assets ..........          215          (133)
      Due from officer ...........................            -        (1,000)
      Accounts payable ...........................       17,583       (25,526)
      Accrued expenses ...........................        2,124          (536)
      Deferred revenue ...........................       (3,532)            -
                                                     ----------    ----------

Net cash used in operating activities ............      (28,144)      (55,866)

INVESTING ACTIVITIES:
Purchase of available-for-sale
securities .......................................     (129,865)      (87,267)
Sales or maturities of available-for-sale
securities .......................................       47,948       100,281
Purchase of property and
equipment ........................................      (22,510)       (1,625)
                                                     ----------    ----------

Net cash (used in) provided by investing
activities .......................................     (104,427)       11,389

FINANCING ACTIVITIES:
Net follow-on offering proceeds ..................      175,892             -
Proceeds from debt issuance ......................        9,000             -
Proceeds from exercises of stock options .........        2,127           930
                                                     ----------    ----------

Net cash provided by financing activities ........      187,019           930
                                                     ----------    ----------
Net increase (decrease) in cash and cash
equivalents ......................................       54,448       (43,547)
Cash and cash equivalents, beginning of
period ...........................................      132,207       144,685
                                                     ----------    ----------
Cash and cash equivalents, end of
period ...........................................   $  186,655    $  101,138
                                                     ==========    ==========

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

NET LOSS PER SHARE

     Basic net loss per share is based on the weighted average number of common shares outstanding. For the three and nine month periods ended September 30, 2001 and 2002, diluted net loss per common share is the same as basic net loss per common share as the inclusion of common stock equivalents, including the effect of stock options and warrants, would be antidilutive due to the Company's net loss position for all periods presented.

COMPREHENSIVE INCOME

     Statement of Financial Accounting Standards ("SFAS") No. 130, REPORTING COMPREHENSIVE INCOME, establishes standards for the reporting and display of comprehensive income (loss) and its components in the consolidated financial statements. The Company's accumulated other comprehensive income is comprised primarily of net unrealized gains or losses on available-for-sale securities. For the three and nine months ended September 30, 2001 and 2002, respectively, comprehensive loss was as follows (in thousands):

                                                     THREE MONTHS ENDED          NINE MONTHS ENDED
                                                        SEPTEMBER 30,              SEPTEMBER 30,
                                                  ------------------------    ------------------------
                                                     2001          2002          2001          2002
                                                  ----------    ----------    ----------    ----------
 Net loss ....................................    $  (22,217)   $   (5,568)   $  (47,061)   $  (32,469)
 Changes in comprehensive loss:
    Net unrealized holding gains (losses)
     on investments ..........................           821          (326)          843          (598)
                                                  ----------    ----------    ----------    ----------
 Total comprehensive loss ....................    $  (21,396)   $   (5,894)   $  (46,218)   $  (33,067)
                                                  ==========    ==========    ==========    ==========

                                 Page 6 (of 29)

SIGNIFICANT ACCOUNTING POLICIES

     On October 20, 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS ("SFAS No.144"). SFAS No. 144 supersedes SFAS No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF, however it retains the fundamental provision of that statement related to the recognition and measurement of the impairment of long-lived assets to be held and used. In addition, SFAS No. 144 provides additional guidance on estimating cash flows when performing a recoverability test, requiring that a long-lived asset to be disposed of other than by sale be classified as an asset held for sale until it is disposed of, and establishes more restrictive criteria to classify an asset as held for sale. SFAS No. 144 became effective in the first quarter of 2002. Application of SFAS No. 144 did not have any effect on the Company's consolidated financial position or consolidated results of operations since the Company does not believe that there are any impairment indicators at this time.

     In July 2002, the FASB issued SFAS No. 146, ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES ("SFAS No. 146"). SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, LIABILITY RECOGNITION FOR CERTAIN EMPLOYEE TERMINATION BENEFITS AND OTHER COSTS TO EXIT AN ACTIVITY (INCLUDING CERTAIN COSTS INCURRED IN A RESTRUCTURING) ("EITF Issue No. 94-3"). The principal difference between SFAS No. 146 and EITF Issue No. 94-3 relates to SFAS No. 146's requirements for recognition of a liability for a cost associated with an exit or disposal activity. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF Issue No. 94-3, a liability for an exit cost as generally defined in EITF Issue No. 94-3 was recognized at the date of an entity's commitment to an exit plan. Therefore, SFAS No. 146 eliminates the definition and requirements for recognition of exit costs in EITF Issue No. 94-3. SFAS No. 146 also establishes that fair value is the objective for initial measurement of the liability. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company does not anticipate the adoption of SFAS No. 146 to have a material impact on its consolidated financial statements.

3.   DUE FROM OFFICER

     In May 2002, the Company extended a $1.0 million loan to an officer in connection with the officer's acceptance of employment with the Company. The loan is full recourse, uncollateralized, bears no interest and becomes due and payable in May of 2012. Under the terms of the promissory note (the "Note") executed in connection with the loan, 10% of the original loan principal will be forgiven annually on the anniversary date of the Note, provided that the officer remains an employee of the Company. The Company is not responsible for the personal income tax implications related to the forgiveness of this Note. Upon the officer's voluntary termination of employment with the Company, with certain exceptions, and upon termination by the Company of the officer's employment for cause, the Note becomes immediately due and payable.

4.   CORPORATE COLLABORATION AGREEMENTS

     In March 1999, the Company entered into a binding agreement in principle with Amgen Inc. ("Amgen") for the development and commercialization of the Company's Plenaxis products (the "License Agreement"). In September 2001, Amgen notified the Company that it was terminating the License Agreement effective December 17, 2001. As a result of the termination of the License Agreement, all licenses for Plenaxis granted to Amgen under the License Agreement, and all rights of Amgen in the Plenaxis program, have terminated.

     On August 19, 2002, the Company and Amgen finalized a termination agreement with respect to the termination by Amgen of the License Agreement (the "Termination Agreement"). Under the terms of the Termination Agreement, the Company paid to Amgen $13.0 million in full and complete satisfaction of all amounts payable under the License Agreement and in consideration of the transfer from Amgen to the Company of title to, and possession of, any existing materials inventory. The Company had originally provided a $29.1 million accrual for the Termination Agreement. As a result of the Company's payment of $13.0 million plus certain related legal fees in connection with the Termination Agreement, the Company eliminated its excess accrued liability related to Amgen and recognized a gain of $16.0 million during the third quarter of 2002.

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

                                 Page 7 (of 29)

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

     We had entered into collaborations with Amgen Inc. and Sanofi-Synthelabo S.A. to develop and commercialize our Plenaxis products. In September 2001, Amgen notified us that it was terminating its agreement with us. In October 2001, Sanofi-Synthelabo notified us that it was terminating its agreement with us. Both terminations were effective in December 2001. As a result, all of the licenses for Plenaxis granted to Amgen and Sanofi-Synthelabo under these agreements, and all rights of Amgen and Sanofi-Synthelabo in the Plenaxis program, have terminated. We finalized an agreement relating to the termination of our collaboration with Amgen during August 2002.

     Since our inception, we have had no revenues from product sales. We have received revenues in the form of signing, performance-based, cost sharing and contract services payments from corporate collaborations. We do not anticipate receiving any additional revenues under current or past collaboration agreements.

     Our accumulated deficit as of September 30, 2002 was approximately $116.9 million.

     At September 30, 2002, we had 134 full-time employees, 104 of whom were engaged in research and development activities, compared to 134 full-time employees at September 30, 2001, 101 of whom were engaged in research and development activities. Substantially all of our expenditures to date have been for drug development and commercialization activities and for general and administrative expenses.

     Due to the costs associated with the continued development and potential commercialization of Plenaxis for the treatment of hormonally responsive advanced prostate cancer, as well as other research and development and general and administrative expenses, and our lack of revenues, we had a net operating loss for the first nine months of 2002. For these same reasons, we expect to have net operating losses for the remainder of 2002 and for several years thereafter. We do not expect to generate operating income unless, and not until at least two years after, we receive FDA approval to market Plenaxis for the treatment of a defined sub-population of hormonally responsive advanced prostate cancer patients. We will need to receive regulatory approval to market any of our future products.

                                 Page 8 (of 29)

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

     On August 19, 2002, we executed a termination agreement with Amgen. In accordance with this agreement, we made a final payment to Amgen of $13.0 million. This payment represented full and complete satisfaction of our share of the expenses incurred under the collaboration agreement, which amounted to approximately $17.8 million, as well as consideration for the receipt from Amgen of full title to, and possession of, all materials inventory purchased during the term of the collaboration.

     Prior to signing the termination agreement with Amgen, we had provided a $29.1 million accrual representing previously incurred collaboration expenses, our share of purchased materials inventory, and certain other costs associated with finalizing the termination. As a result of our payment of $13.0 million plus certain related legal fees in connection with the termination agreement, as of September 30, 2002 we have eliminated our accrued liability related to the Amgen agreement and have recognized a gain on termination of $16.0 million.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2001

     Revenues for the three months ended September 30, 2002 decreased to zero from approximately $2.5 million for the corresponding period in 2001. The decrease in revenues was the result of the termination during the fourth quarter of 2001 of our collaboration agreements with Amgen and Sanofi-Synthelabo. We will not receive any additional revenues under these agreements.

     Research and development expenses for the three months ended September 30, 2002 decreased 12% to approximately $20.0 million, from approximately $22.8 million for the corresponding period in 2001. The decrease in expenses primarily reflects reduced spending in our Plenaxis prostate cancer clinical program and, to a lesser extent, the lack of spending on our clinical program for Latranal, an in-licensed compound that was in development for the relief of musculoskeletal pain. Development of Latranal was discontinued during the third quarter of 2001. These decreases were partially offset by increased spending in our endometriosis clinical development program and our preclinical development program for PPI-2458, our candidate in development for the treatment of rheumatoid arthritis and certain types of cancer.

     Members of our research and development team typically work on a number of projects concurrently. In addition, a substantial amount of our fixed costs such as facility depreciation, utilities and maintenance are shared by our various programs. Accordingly, we have not and do not plan to separately track the costs for each of our research and development programs. We estimate that during the three months ended September 30, 2002 and 2001, the majority of our research and development expenses were related to manufacturing costs, clinical trial costs, salaries and lab supplies related to our prostate cancer and endometriosis clinical programs. The remaining research and development costs

                                 Page 9 (of 29)
were incurred primarily in our Alzheimer's disease clinical program, our PPI-2458 preclinical research program and our other research programs.

     We began our clinical program to develop Plenaxis for the treatment of prostate cancer during 1996. In December 2000, we submitted a new drug application, or NDA, to the FDA for Plenaxis for the treatment of hormonally responsive advanced prostate cancer. However, the FDA raised concerns over the occurrence of allergic reactions in a small subset of clinical trial patients. In addition, the FDA expressed concern that, in a subset of patients treated beyond the three-month pivotal study time frame, testosterone suppression was not maintained. We have proposed various alternatives to the FDA to address these issues and improve the risk/benefit profile of Plenaxis. Based upon discussions with the FDA, we intend to seek approval for Plenaxis for use in a defined sub-population of advanced prostate cancer patients. The specific sub-population of patients will be determined through additional discussions with the FDA. We anticipate resubmitting to the FDA during the first quarter of 2003 our NDA seeking approval for this indication.

     In addition, we have completed patient accrual in our previously disclosed clinical study in which patients are being treated with Plenaxis for three months and then switched to a commercially available hormonal therapy for an additional two months of treatment. We intend to include safety data from this study in our NDA resubmission. However, we cannot assure investors that we will be successful in obtaining approval for the commercialization of Plenaxis for the treatment of any portion of the hormonally responsive advanced prostate cancer patient population or for any other indication.

     In 1998, we began our clinical program to develop Plenaxis for the treatment of endometriosis. We completed a phase II/III study of Plenaxis for the treatment of pain associated with endometriosis in March 2002. Results from this study have suggested that we may be able to utilize a lower dose or a more prolonged dosing interval in future studies to reduce drug exposure and attendant bone mineral density loss, a known consequence of hormonal therapies that lower estrogen levels. Accordingly, we are conducting a pharmacokinetic study of Plenaxis for the treatment of endometriosis to examine the appropriate dose and dosing schedule. We anticipate completing the pharmacokinetic study by year-end and thereafter submitting the results to the FDA and proceeding to evaluate the design of potential additional trials.

     We began our clinical program for Apan in 2000. We are currently conducting a normal volunteer, phase Ia dose escalation study of Apan to identify the maximum tolerated dose, or MTD. Preliminary observations from cerebrospinal fluid of the volunteers in this study indicate that Apan successfully passes through the blood-brain barrier and apparently stimulates the clearance of amyloid beta, a suspected key culprit in the development of Alzheimer's disease. Following the completion of the phase 1a study and assuming favorable FDA review of the study's results, we intend to move into a phase 1b trial in Alzheimer's disease patients during 2003. This 1b study will investigate a single administration of Apan to establish the MTD in patients. Upon completion of the phase 1b study and assuming favorable FDA review of the study results, we expect to initiate a phase 1c trial, examining multiple administrations of a selected Apan dose in Alzheimer's disease patients.

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

     Sales and marketing expenses for the three months ended September 30, 2002 decreased 83% to approximately $0.3 million, from approximately $1.9 million for the corresponding period in 2001. During the three months ended September 30, 2001, we incurred increased sales and marketing expenses in preparation for the potential launch of Plenaxis for the treatment of hormonally responsive advanced prostate cancer. Under our agreement with Amgen, we were obligated to pay one-half of all program costs incurred during 2001 associated with establishing a sales and marketing infrastructure in

                                 Page 10 (of 29)
the United States for Plenaxis. The subsequent decrease in sales and marketing expenses was due to the temporary suspension of the majority of marketing efforts resulting from the repositioning of our prostate cancer program in response to issues raised by the FDA. The Amgen agreement was terminated in December 2001, and, consequently, we are solely responsible for all sales and marketing expenses associated with Plenaxis. These expenses are likely to increase during the remainder of 2002 and thereafter as we again incur costs related to preparing for the possible launch of Plenaxis for the treatment of a defined sub-population of hormonally responsive advanced prostate cancer patients. We intend, upon FDA approval of our NDA, to market and sell Plenaxis in the United States through our own marketing and sales team.

     General and administrative expenses for the three months ended September 30, 2002 increased 24% to approximately $2.3 million, from approximately
$1.8 million for the corresponding period in 2001. The increase was due primarily to higher personnel-related operating costs. We expect that going forward general and administrative expenses will continue to increase based on normal hiring of administrative personnel to support continued growth of our research, development and commercialization initiatives.

     Net interest income for the three months ended September 30, 2002 decreased 46% to approximately $1.0 million, from approximately $1.8 million for the corresponding period in 2001. The decrease in net interest income was due primarily to lower average cash and marketable securities balances coupled with reduced average interest rates.

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

NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2001

     Revenues for the nine months ended September 30, 2002 decreased 87% to approximately $1.0 million, from approximately $8.2 million for the corresponding period in 2001. The decrease in revenues was the result of the termination during the fourth quarter of 2001 of our collaboration agreements with Amgen and Sanofi-Synthelabo. During the second quarter of 2002, we received a final reimbursement payment from Sanofi-Synthelabo. We will not receive any additional revenues under these agreements.

     Research and development expenses for the nine months ended September 30, 2002 decreased 9% to approximately $44.8 million, from approximately $49.5 million for the corresponding period in 2001. The slight decrease in expenses primarily reflects reduced spending in our Plenaxis prostate cancer clinical program and, to a lesser extent, the lack of spending on our clinical program for Latranal. Development of Latranal was discontinued during the third quarter of 2001. These decreases were partially offset by increased spending on preclinical and manufacturing development activities for PPI-2458.

     Sales and marketing expenses for the nine months ended September 30, 2002 decreased 88% to approximately $1.0 million, from approximately $8.3 million for the corresponding period in 2001. During the nine months ended September 30, 2001, we incurred increased sales and marketing expenses in preparation for the potential launch of Plenaxis for the treatment of hormonally responsive advanced prostate cancer. Under our agreement with Amgen, we were obligated to pay one-half of all program costs incurred during 2001 associated with establishing a sales and marketing infrastructure in the United States for Plenaxis. The subsequent decrease in sales and marketing expenses was due to the temporary suspension of the majority of marketing efforts resulting from the repositioning of our prostate cancer program in response to issues raised by the FDA. The Amgen agreement was terminated in December 2001, and, consequently, we are solely responsible for all sales and marketing expenses associated with Plenaxis. These expenses are likely to increase during the remainder of 2002 and thereafter as we again incur costs related to preparing for the possible launch of Plenaxis for the treatment of a defined sub-population of hormonally responsive advanced prostate cancer patients. We intend, upon FDA approval of our application, to market and sell Plenaxis in the United States through our own marketing and sales team.

                                 Page 11 (of 29)

     General and administrative expenses for the nine months ended September 30, 2002 increased 48% to approximately $7.1 million, from approximately $4.8 million for the corresponding period in 2001. This increase was due primarily to higher facility-related expenses, as well as personnel-related operating costs and increased professional services expenses. In May 2001, we occupied our new, larger facility and began incurring depreciation expense and increased utilities, maintenance and tax expenses. General and administrative expenses for the remainder of 2002 and going forward now fully reflect these new facility-related expenses. However, we expect that general and administrative expenses will increase slightly based on normal hiring of additional administrative personnel to support continued growth of our research, development and pre-commercialization initiatives.

     Net interest income for the nine months ended September 30, 2002 decreased 52% to approximately $3.5 million, from approximately $7.3 million for the corresponding period in 2001. The decrease in net interest income was due primarily to lower average cash balances and reduced average interest rates.

LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 2002, we had cash, cash equivalents and marketable securities of approximately $209.1 million and working capital of approximately $197.8 million, compared to approximately $266.2 million and $229.0 million, respectively, at December 31, 2001. During 2002, we expect to spend in the range of $80.0 million to $85.0 million in cash, which is a reduction in the previous estimate of $85.0 million to $95.0 million provided in our Annual Report on Form 10-K for the year ended December 31, 2001. We believe that our existing cash and investments will be sufficient to meet our working capital and capital expenditure needs through approximately the end of 2005. However, assuming timely regulatory approval to market Plenaxis in the United States for a defined sub-population of hormonally responsive advanced prostate cancer patients, partnering of clinical programs at opportune times and continued conservative fiscal management, we believe that we should have sufficient financial resources to execute our operating plan and attain profitability by 2006 without returning to the capital markets.

     For the nine months ended September 30, 2002, net cash of approximately $55.9 million was used in operating activities, compared to approximately $28.1 million used in operating activities for the corresponding period in 2001. During the nine months ended September 30, 2002, our use of cash in operations was due principally to our net loss of $32.5 million and our payment of $13.0 million in connection with the Amgen termination agreement, partially offset by depreciation and amortization. Our investing activities during the nine months ended September 30, 2002 consisted mainly of the purchase, sale and maturity of marketable securities. Our financing activities for the nine months ended September 30, 2002 consisted principally of $0.9 million of proceeds received from the exercise of common stock options.

     In July 2000, in connection with the purchase, through our wholly owned real estate subsidiary, of our corporate headquarters and research facility in Waltham, Massachusetts, the subsidiary entered into an acquisition and construction loan agreement providing for up to $33.0 million in financing for the acquisition of, and improvements to, the facility. As of September 30, 2002, $33.0 million was outstanding under the loan agreement. Advances bear interest at a rate equal to the 30-day LIBOR plus 2.0% (3.81% at September 30, 2002). Interest is payable monthly in arrears. Principal is due and payable in full on July 30, 2003, subject to two one-year extension options, exercisable at our option. The loan is secured by the new facility, together with all fixtures, equipment, improvements and other related items, and by all rents, income or profits received by our real estate subsidiary, and is unconditionally guaranteed by us. In addition to this financing, as of June 30, 2002, we had spent approximately $38.0 million of our own funds in connection with the build-out and occupancy of this facility. We occupied this facility during May 2001 and, as planned, are actively seeking to sublease a portion of the facility.

                                 Page 12 (of 29)

     In addition to our long-term debt, we have fixed purchase obligations under various supply agreements. As of September 30, 2002, our long-term debt and fixed purchase obligations were as follows:

                                                         PAYMENTS DUE BY PERIOD
                                           ----------------------------------------------------
                                                         LESS THAN        1-3          AFTER
         CONTRACTUAL OBLIGATIONS             TOTAL         1 YEAR        YEARS        3 YEARS
----------------------------------------   ----------    ----------    ----------    ----------
                                                             (IN THOUSANDS)
Long-term debt .........................   $   33,000    $       --    $   33,000    $       --

Unconditional purchase obligations .....        8,691         8,691            --            --
                                           ----------    ----------    ----------    ----------

Total contractual cash obligations .....   $   41,691    $    8,691    $   33,000    $       --
                                           ==========    ==========    ==========    ==========

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

     -    our ability to sublease a portion of our facility; and

     -    the availability of additional financing.

     At December 31, 2001, we had provided a valuation allowance of $42.5 million for our deferred tax assets. The valuation allowance represents the excess of the deferred tax asset over the benefit from future losses that could be carried back if, and when, they occur. Due to anticipated

                                 Page 13 (of 29)
operating losses in the future, we believe that it is more likely than not that we will not realize a portion of the net deferred tax assets in the future and we have provided an appropriate valuation allowance.

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

     In July 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES, or SFAS No. 146. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, LIABILITY RECOGNITION FOR CERTAIN EMPLOYEE TERMINATION BENEFITS AND OTHER COSTS TO EXIT AN ACTIVITY (INCLUDING CERTAIN COSTS INCURRED IN A RESTRUCTURING). The principal difference between SFAS No. 146 and EITF Issue No. 94-3 relates to SFAS No. 146's requirements for recognition of a liability for a cost associated with an exit or disposal activity. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF Issue No. 94-3, a liability for an exit cost as generally defined in EITF Issue No. 94-3 was recognized at the date of an entity's commitment to an exit plan. Therefore, SFAS No. 146 eliminates the definition and requirements for recognition of exit costs in EITF Issue No. 94-3. SFAS No. 146 also establishes that fair value is the objective for initial measurement of the liability. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. We do not anticipate the adoption of SFAS No. 146 to have a material impact on our consolidated financial statements.

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

     We cannot assure you that we will be profitable in the future or, if we are profitable, that it will be sustainable. All of our potential products are in the research or development stage. We have not yet marketed or sold any products, and we may not succeed in developing and marketing any product in the future. To date, we have derived substantially all of our revenues from payments under corporate collaboration and license agreements. Due to the termination of the Amgen and Sanofi-Synthelabo agreements, for the foreseeable future, we do not expect to have any revenues, other than interest income. In addition, we expect to continue to spend significant amounts to continue clinical studies, seek regulatory approval for our existing product candidates, develop commercial sales and marketing capabilities and expand our facilities. We also intend to spend substantial amounts to fund additional research and development for other potential products, enhance our core technologies, and for general and administrative purposes. As of September 30, 2002, we had an accumulated deficit of approximately $116.9 million. We expect that our operating expenses will increase significantly in the near term, resulting in significant operating losses for 2002 and the next several years.

                                 Page 14 (of 29)

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

     To date, none of our product candidates has received regulatory approval for commercial sale. In June 2001, we received a letter from the FDA with respect to our NDA for Plenaxis for the treatment of hormonally responsive advanced prostate cancer, in which the FDA indicated that the information presented in the NDA was inadequate for approval. The FDA raised concerns over the occurrence of allergic reactions in a small subset of clinical trial patients. In addition, the FDA expressed concern that, in a subset of patients treated beyond the three-month pivotal study time frame, testosterone suppression was not maintained. We have proposed various alternatives to the FDA to address these issues and improve the risk/benefit profile of Plenaxis. Based upon our discussions with the FDA, we now intend to seek approval for Plenaxis for use in a defined sub-population of advanced prostate cancer patients for whom the use of existing commercially available hormonal therapies may not be appropriate. The specific sub-population of patients will be determined through additional discussions with the FDA. We anticipate resubmitting to the FDA during the first quarter of 2003 our NDA seeking approval for this indication.

     In addition, we have completed patient accrual in our previously disclosed clinical study in which patients are being treated with Plenaxis for three months and then switched to a commercially available hormonal therapy for an additional two months of treatment. We intend to include safety data from this study in our NDA resubmission. However, we cannot assure investors that we will be

                                 Page 15 (of 29)
successful in obtaining approval for the commercialization of Plenaxis for the treatment of any portion of the hormonally responsive advanced prostate cancer patient population or for any other indication.

     The FDA actions described above have delayed, and otherwise adversely affected, our obtaining regulatory approval to market Plenaxis for the treatment of hormonally responsive advanced prostate cancer. Moreover, there could be further delays due to FDA review or action, and the FDA could deny approval altogether. If we are further delayed in obtaining or are unable to obtain this regulatory approval, or regulatory approval to market our other potential products, we may exhaust our available resources significantly sooner than we had planned, particularly given the termination of the Amgen and Sanofi-Synthelabo agreements. If this were to happen, we would need to either raise additional funds or seek alternative partners to complete development and commercialization of Plenaxis and continue our currently planned research and development programs. We cannot assure you that we would be able to raise the necessary funds or negotiate additional corporate collaborations on acceptable terms, if at all.

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

     The termination of our agreements with Amgen and Sanofi-Synthelabo may delay or otherwise adversely affect or prevent the development or commercialization of Plenaxis for the treatment of hormonally responsive advanced prostate cancer and endometriosis. We will likely need to devote funds and other resources to Plenaxis development and commercialization that we had planned would be available from our collaborators. This could require us to curtail or terminate one or more of our other drug development programs. Also, due to increased operating costs, lost revenue and the $13.0 million final payment to Amgen associated with the termination of our agreement with them, we could have to seek additional funding to meet our capital requirements. In addition, we may have to seek alternative partners to support the continued development and commercialization of Plenaxis. We cannot assure you that we would be able to raise the necessary funds or negotiate additional corporate collaborations on acceptable terms, if at all, and in that event we might have to curtail or cease operations.

WE MAY BE UNABLE TO ESTABLISH MARKETING AND SALES CAPABILITIES NECESSARY TO SUCCESSFULLY COMMERCIALIZE OUR POTENTIAL PRODUCTS.

     We have no experience in marketing or selling pharmaceutical products and have very limited marketing and sales resources. To achieve commercial success for any approved product, we must either develop a marketing and sales force, as well as the infrastructure to support it, or enter into arrangements with others to market and sell our products. We may be unable to establish marketing, sales and distribution capabilities necessary to commercialize and gain market acceptance for our potential products. We have announced our intention to independently market and sell Plenaxis in the United States if we receive FDA approval of this compound for use in a defined sub-population of advanced prostate cancer patients. Accordingly, we will need to hire a sales force with expertise in pharmaceutical sales. Recruiting and retaining qualified sales personnel will be critical to our success. Competition for skilled personnel is intense, and we cannot assure you that we will be able to attract and retain a sufficient number of qualified individuals to successfully launch Plenaxis or any other potential product. In addition, establishing the expertise necessary to successfully market and sell Plenaxis, or any other product, will require a substantial capital investment. We cannot assure you that we will have the funds necessary to successfully commercialize Plenaxis for the treatment of a defined sub-population of hormonally responsive advanced prostate cancer patients or any other potential product.

     In the event that we decide to contract with third parties to provide sales force capabilities to meet our needs for Plenaxis or any other product candidates, we cannot assure you that we will be able to

                                 Page 16 (of 29)
enter into such agreements on acceptable terms, if at all. In addition, co-promotion or other marketing arrangements with third parties to commercialize potential products could significantly limit the revenues we derive from these potential products, and these third parties may fail to commercialize our potential products successfully. To the extent we enter into any such agreements, the parties to those agreements may also market products that compete with our products, further limiting our potential revenue from product sales.

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

     We have no experience in large-scale product manufacturing, nor do we have the resources or facilities to manufacture products on a commercial scale. We will continue to rely upon contract manufacturers to produce Plenaxis and other compounds for later-stage preclinical, clinical and commercial purposes for a significant period of time. Third-party manufacturers may not be able to meet our needs as to timing, quantity or quality of materials. If we are unable to contract for a sufficient supply of needed materials on acceptable terms, or if we should encounter delays or difficulties in our relationships with manufacturers, our clinical trials may be delayed, thereby preventing or delaying the

                                 Page 17 (of 29)
submission of product candidates for, or the granting of, regulatory approval and the market introduction and subsequent commercialization of our potential products. Any such delays may lower our revenues and potential profitability.

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

     For each stage of Plenaxis production we have relied, and expect in the near term to continue to rely, on a separate third-party manufacturer, and we currently have not contracted, and in the near term do not expect to contract, with second-source suppliers for any of these production stages. Accordingly, the loss of one or more of these suppliers for any reason, including as a result of fire, terrorism, acts of God or insolvency or bankruptcy, could result in delays in, or impair our ability to complete, clinical trials and regulatory submissions or reviews, and could delay or impair our sale or continued sale of Plenaxis products. Such delays or impairment, and the associated costs and expenses, may lower our potential revenues and profitability. While we intend to evaluate the possibility of a second source of supply at each stage of Plenaxis production, the number of qualified alternative suppliers is limited, and we cannot

                                 Page 18 (of 29)
assure investors that we will be able to locate alternative suppliers or negotiate second supply agreements on reasonable terms. Furthermore, the process of engineering a new supplier's facility for the production of Plenaxis and obtaining the necessary FDA approval of the facility would require a substantial lead-time and could be extremely costly. We cannot assure investors that we will not lose one or more of our suppliers, or that in such event we would be readily able to continue the development and commercialization and sale of Plenaxis products without substantial and costly delays.

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

ALTERNATIVE TREATMENTS ARE AVAILABLE WHICH MAY IMPAIR OUR ABILITY TO CAPTURE MARKET SHARE FOR OUR POTENTIAL PRODUCTS.

     Alternative products exist or are under development to treat the diseases for which we are developing drugs. For example, the FDA has approved several drugs for the treatment of prostate cancer that responds to changes in hormone levels. Even if the FDA approves Plenaxis for commercialization for the treatment of hormonally responsive advanced prostate cancer, the approval is expected to be limited to a particular group of patients or to administration over a limited period of time, and Plenaxis may not compete favorably with existing treatments that already have an established market share. If Plenaxis does not achieve broad market acceptance as a drug for the treatment of hormonally responsive advanced prostate cancer, we may not become profitable.

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

                                 Page 19 (of 29)

     The success of our competitors in any of these efforts would adversely affect our ability to develop, commercialize and market our product candidates.

IF WE ARE UNABLE TO OBTAIN AND ENFORCE VALID PATENTS, WE COULD LOSE ANY COMPETITIVE ADVANTAGE WE MAY HAVE.

     Our success will depend in part on our ability to obtain patents and maintain adequate protection of our technologies andpotential products. If we do not adequately protect our intellectual property, competitors may be able to use our technologies and erode any competitive advantage we may have. For example, if we lose our patent protection for Plenaxis, another party could produce and market the compound in direct competition with us. Some foreign countries lack rules and methods for defending intellectual property rights and do not protect proprietary rights to the same extent as the United States. Many companies have had difficulty protecting their proprietary rights in foreign countries.

     Patent positions are sometimes uncertain and usually involve complex legal and factual questions. We can protect our proprietary rights from unauthorized use by third parties only to the extent that our proprietary technologies are covered by valid and enforceable patents or are effectively maintained as trade secrets. We currently own or have exclusively licensed 20 issued United States patents. We have applied, and will continue to apply, for patents covering both our technologies and products as we deem appropriate. Others may challenge our patent applications or our patent applications may not result in issued patents. Moreover, any issued patents on our own inventions, or those licensed from third parties, may not provide us with adequate protection, or others may challenge the validity of, or seek to narrow or circumvent, these patents. Third-party patents may impair or block our ability to conduct our business. Additionally, third parties may independently develop products similar to our products, duplicate our unpatented products, or design around any patented products we develop.

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

IF OUR TECHNOLOGIES, PROCESSES OR POTENTIAL PRODUCTS CONFLICT WITH THE PATENTS OF COMPETITORS, UNIVERSITIES OR OTHERS, WE COULD HAVE TO ENGAGE IN COSTLY LITIGATION AND BE UNABLE TO COMMERCIALIZE OUR POTENTIAL PRODUCTS.

     Our technologies, processes or potential products may give rise to claims that they infringe other patents. A third party could force us to pay damages, stop our use of these technologies or processes, or stop our manufacturing or marketing of the affected products by bringing a legal action against us for infringement. In addition, a third party could require us to obtain a license to continue to use the technologies or processes or manufacture or market the affected products, and we may not be able to do so on acceptable terms or at all. We believe that significant litigation will continue in our industry regarding patent and other intellectual property rights. If we become involved in litigation, it could consume a substantial portion of our resources. Even if legal actions were meritless, defending a lawsuit could take significant time, be expensive and divert management's attention from other business concerns.

IF THIRD PARTIES TERMINATE OUR LICENSES, WE COULD EXPERIENCE DELAYS OR BE UNABLE TO COMPLETE THE DEVELOPMENT AND COMMERCIALIZATION OF OUR POTENTIAL PRODUCTS.

     We license some of our technology from third parties. Termination of our licenses could force us to delay or discontinue some of our development and commercialization programs. For example, if

                                 Page 20 (of 29)

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

     We cannot predict the availability of reimbursement for newly approved drugs. Third-party payors, including Medicare, are increasingly challenging the prices charged for medical products and services. Government and other third-party payors increasingly are limiting both coverage and the level of reimbursement for new drugs and, in some cases, refusing to provide coverage for a patient's use of an approved drug for purposes not approved by the FDA. Third-party insurance coverage may not be available to patients for any of our products.

WE MAY BE UNABLE TO FIND SUITABLE TENANTS FOR A PORTION OF OUR FACILITY.

     In May 2001, we moved to a new 175,000 square foot facility in Waltham, Massachusetts. We are currently seeking to sublease a portion of this facility to third parties. To date, we have not been able to find suitable sub-tenants to occupy this space. If we are unable to find suitable sub-tenants in a timely manner, we may not be able to partially offset with rental income the substantial mortgage payments and other operating expenses associated with our facility.

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

                                 Page 21 (of 29)

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

WE MAY HAVE SUBSTANTIAL EXPOSURE TO PRODUCT LIABILITY CLAIMS AND MAY NOT HAVE ADEQUATE INSURANCE TO COVER THOSE CLAIMS.

     We may be held liable if any product we develop, or any product made by others using our technologies, causes injury. We have only limited product liability insurance coverage for our potential products in clinical trials. We intend to expand our product liability insurance coverage for any of our products for which we obtain marketing approval. However, this insurance may be prohibitively expensive or may not fully cover our potential liabilities. Our inability to obtain adequate insurance coverage at an acceptable cost could prevent or inhibit the commercialization of our products. Our collaboration agreements with Amgen and Sanofi-Synthelabo included, and the agreements with them regarding the termination of those collaborations also include, an indemnification of them for liabilities associated with the development and commercialization of Plenaxis. If a third party, including a former collaborator, sues us for any injury, or for indemnification for losses, arising out of products made by us or using our technologies, our liability could exceed our total assets.

WE USE HAZARDOUS CHEMICALS AND RADIOACTIVE AND BIOLOGICAL MATERIALS IN OUR BUSINESS AND ANY CLAIMS RELATING TO THE HANDLING, STORAGE OR DISPOSAL OF THESE MATERIALS COULD BE TIME CONSUMING AND COSTLY.

     Our research and development processes involve the controlled use of hazardous materials, including chemicals and radioactive and biological materials, which may pose health risks. For example, the health risks associated with accidental exposure to Plenaxis include temporary impotence or infertility and harmful effects on pregnant women. Our operations also produce hazardous waste products. We cannot completely eliminate the risk of accidental contamination or discharge from hazardous materials and any resultant injury. Federal, state and local laws and regulations govern the use, manufacture, storage, handling and disposal of hazardous materials. Compliance with environmental laws and regulations is necessary and expensive. Current or future environmental regulations may impair our research, development or production efforts. We may be required to pay fines, penalties or damages in the event of noncompliance or the exposure of individuals to hazardous materials.

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

IF WE ENGAGE IN AN ACQUISITION, WE WILL INCUR A VARIETY OF COSTS AND MAY NEVER REALIZE THE ANTICIPATED BENEFITS OF THE ACQUISITION.

     If appropriate opportunities become available, we may attempt to acquire businesses, or acquire or in-license products or technologies, that we believe are a strategic fit with our business. We currently have no commitments or agreements for any acquisitions, nor are there any negotiations as to any specific transaction. If we do undertake any transaction of this sort, the process of integrating an acquired business, or an acquired or in-licensed product or technology, may result in unforeseen operating difficulties and expenditures and may absorb significant management attention that would otherwise be available for the ongoing development of our business. Moreover, we may fail to realize the anticipated benefits of any transaction of this sort. To the extent we issue stock in a transaction, the ownership interest

                                 Page 22 (of 29)
of our stockholders will be diluted. Transactions of this kind could also cause us to incur debt, expose us to future liabilities and result in amortization expenses related to goodwill and other intangible assets.

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

     -    the success rate of our discovery efforts and clinical trials;

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

                                 Page 23 (of 29)

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we invest in may have market risk. This means that an increase in prevailing interest rates may cause the principal amount of the investment to decrease. To minimize this risk in the future, we maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds and government and non-government debt securities. A hypothetical 100 basis point increase in interest rates would result in an approximate $0.4 million decrease in the fair value of our investments as of September 30, 2002. Due to the conservative nature of our investments and relatively short duration, interest rate risk is mitigated. As of September 30, 2002, approximately 82% of our total portfolio will mature in one year or less, with the remainder maturing in less than two years.

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

ITEM 4.   CONTROLS AND PROCEDURES.

(a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. Our chief executive officer and chief financial officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended) as of a date within 90 days prior to the filing date of this quarterly report, referred to as the evaluation date. Based on this evaluation, these officers have concluded that, as of the evaluation date, the Company's disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company required to be included in the Company's reports filed or submitted under the Exchange Act.

(b) CHANGES IN INTERNAL CONTROLS. Since the evaluation date, there have not been any significant changes in the Company's internal controls or in other factors that could significantly affect these controls. There were no significant deficiencies or material weaknesses, and therefore, there were no corrective actions required or undertaken.

                                 Page 24 (of 29)

                           PART II. OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

(a)      EXHIBITS.
         --------

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

                  3.2      Second Amended and Restated By-Laws (5)

                  4.1 Specimen certificate representing shares of common stock (1)

                  4.2 Specimen certificate representing shares of common stock (including Rights Agreement Legend) (3)

                  4.3 Rights Agreement between the Registrant and American Stock Transfer & Trust Company, as Rights Agent (4)

                  4.4 Form of Certificate of Designations of Series A Junior Participating Preferred Stock (attached as Exhibit A to the Rights Agreement filed as Exhibit
                           4.3 hereto)(4)

                  4.5 Form of Rights Certificate (attached as Exhibit B to the Rights Agreement filed as Exhibit 4.3 hereto) (4)

                  10.1 Executive Management Bonus Plan, as amended and restated as of September 12, 2002

                  10.2 Termination Agreement dated as of August 19, 2002 by and between the Registrant and Amgen Inc.

                  99.1 Certification of chief executive officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
                           Section 906 of the Sarbanes-Oxley Act of 2002

                  99.2 Certification of chief financial officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
                           Section 906 of the Sarbanes-Oxley Act of 2002

----------

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

(b)      REPORTS SUBMITTED ON FORM 8-K.

                    On July 26, 2002, we filed a Current Report on Form 8-K to file under Item 5 (Other Events) a copy of our Press Release dated July 26, 2002.

                    On August 21, 2002, we filed a Current Report on Form 8-K to file under Item 5 (Other Events) a copy of our Press Release dated August 20, 2002.









                                 Page 25 (of 29)

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                             PRAECIS PHARMACEUTICALS INCORPORATED


Date: November 14, 2002      By /s/ Kevin F. McLaughlin
                                -------------------------------------------
                                Kevin F. McLaughlin
                                Chief Financial Officer, Senior Vice President, Treasurer and Secretary (DULY AUTHORIZED OFFICER AND PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)

                                 Page 26 (of 29)

                                 CERTIFICATIONS

     I, Malcolm L. Gefter, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of PRAECIS PHARMACEUTICALS INCORPORATED;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


             Date: November 13, 2002


                                                 /s/ Malcolm L. Gefter
                                                 ---------------------
                                                   Malcolm L. Gefter
                                                 Chief Executive Officer


                                 Page 27 (of 29)

     I, Kevin F. McLaughlin, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of PRAECIS PHARMACEUTICALS INCORPORATED;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

             Date: November 13, 2002


                                                 /s/ Kevin F. McLaughlin
                                                 -----------------------
                                                   Kevin F. McLaughlin
                                                 Chief Financial Officer


                                 Page 28 (of 29)

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

             3.2        Second Amended and Restated By-Laws (5)

             4.1 Specimen certificate representing shares of common stock (1)

             4.2 Specimen certificate representing shares of common stock (including Rights Agreement Legend) (3)

             4.3 Rights Agreement between the Registrant and American Stock Transfer & Trust Company, as Rights Agent (4)

             4.4 Form of Certificate of Designations of Series A Junior Participating Preferred Stock (attached as Exhibit A to the Rights Agreement filed as Exhibit 4.3 hereto) (4)

             4.5 Form of Rights Certificate (attached as Exhibit B to the Rights Agreement filed as Exhibit 4.3 hereto) (4)

             10.1 Executive Management Bonus Plan, as amended and restated as of September 12, 2002

             10.2 Termination Agreement dated as of August 19, 2002 by and between the Registrant and Amgen Inc.

             99.1 Certification of chief executive officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

             99.2 Certification of chief financial officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     ----------

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

                                 Page 29 (of 29)