Form 10-Q
period 2003-03-31
PRAECIS PHARMACEUTICALS INC
filed 2003-05-09
CIK 1033025

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 000-30289

PRAECIS PHARMACEUTICALS INCORPORATED

(Exact name of registrant as specified in its charter)

Delaware	04–3200305
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

830 Winter Street, Waltham, MA 02451-1420
(Address of principal executive offices and zip code)

(781) 795-4100
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.              Yes ☒  No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).      Yes ☒  No ☐

As of April 30, 2003, there were 51,832,850 shares of the registrant’s common stock, $.01 par value, outstanding.

PRAECIS PHARMACEUTICALS INCORPORATED
FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2003

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

PRAECIS PHARMACEUTICALS INCORPORATED
Condensed Consolidated Balance Sheets
(In thousands, except share data)
(Unaudited)

	December 31, 2002	March 31, 2003

Assets
Current assets:
Cash and cash equivalents	$64,913	$90,441
Marketable securities	130,122	90,828
Prepaid expenses and other assets	848	603

Total current assets	195,883	181,872

Property and equipment, net	71,252	70,199
Due from officer	933	908
Other assets	182	115

Total assets	$268,250	$253,094

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,285	$1,269
Accrued expenses	7,075	5,153

Total current liabilities	10,360	6,422
Long-term debt	33,000	33,000

Commitments and contingencies

Stockholders’ equity:
Common Stock, $0.01 par value; 200,000,000 shares authorized; 51,801,423 shares in 2002 and 51,832,475 shares in 2003 issued and outstanding	518	518
Accumulated other comprehensive income	203	364
Additional paid-in capital	354,676	354,712
Accumulated deficit	(130,507)	(141,922)

Total stockholders’ equity	224,890	213,672

Total liabilities and stockholders’ equity	$268,250	$253,094

See accompanying notes.

PRAECIS PHARMACEUTICALS INCORPORATED
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2002	2003

Revenue	$—	$—

Costs and expenses:
Research and development	11,336	8,679
Sales and marketing	440	1,028
General and administrative	2,114	2,124
Total costs and expenses	13,890	11,831

Operating loss	(13,890)	(11,831)

Interest income, net	1,204	416

Net loss	$(12,686)	$(11,415)

Basic and diluted net loss per share	$(0.25)	$(0.22)

Weighted average number of basic and diluted shares outstanding	51,415	51,820

See accompanying notes.

PRAECIS PHARMACEUTICALS INCORPORATED
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2002	2003
Operating activities:
Net loss	$(12,686)	$(11,415)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	1,173	1,140
Stock compensation	(193)	30
Changes in operating assets and liabilities:
Accounts receivable	458	—
Prepaid expenses and other assets	(5)	337
Accounts payable	2,761	(2,016)
Accrued expenses	(7)	(1,922)

Net cash used in operating activities	(8,499)	(13,846)

Investing activities:
Purchase of available-for-sale securities	(28,622)	(17,529)
Sales or maturities of available-for-sale securities	25,747	56,984
Purchase of property and equipment	(985)	(87)

Net cash (used in) provided by investing activities	(3,860)	39,368

Financing activities:
Proceeds from exercises of stock options	784	6

Net cash provided by financing activities	784	6

Net (decrease) increase in cash and cash equivalents	(11,575)	25,528
Cash and cash equivalents, beginning of period	144,685	64,913

Cash and cash equivalents, end of period	$133,110	$90,441

See accompanying notes.

PRAECIS PHARMACEUTICALS INCORPORATED
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.                                      Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared by PRAECIS PHARMACEUTICALS INCORPORATED (the “Company”) in accordance with generally accepted accounting principles and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.  It is suggested that the financial statements be read in conjunction with the audited financial statements and the accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

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

2.                                      Summary of Significant Accounting Principles

Principles of Consolidation

The accompanying consolidated financial statements include the Company’s accounts and the accounts of its wholly owned real estate subsidiary.  All significant intercompany account balances and transactions between the companies have been eliminated.

Stock-Based Compensation

The Company has elected to follow Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”), in accounting for its stock-based employee compensation plans using the intrinsic value method, rather than the alternative fair value accounting method provided for under Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), as SFAS No. 123 requires the use of option valuation models that were not developed for use in valuing employee stock options. Under APB No. 25, when the exercise price of options granted to employees under these plans equals the market price of the underlying stock on the date of grant, no compensation expense is required.

The reconciliation of net loss and net loss per share, as reported, to pro forma net loss and net loss per share giving effect to employee stock-based compensation accounted for using the fair value accounting method, is as follows (in thousands, except per share data):

	Three Months Ended March 31,
	2002	2003

Net loss, as reported	$(12,686)	$(11,415)

Deduct/(add): Stock compensation cost as computed under APB No. 25	(193)	30

Deduct: Stock based employee compensation cost, net of related tax effects, that would have been included in the determination of net loss as reported if the fair value method had been applied to all awards	(2,386)	(2,798)

Pro forma net loss	$(15,265)	$(14,183)

Diluted net loss per share, as reported	$(0.25)	$(0.22)

Diluted net loss per share, pro forma	$(0.30)	$(0.27)

The fair value of the stock options at the date of grant was estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

	2002	2003

Risk-free interest rate	4.0%	4.0%
Expected life (years)	6	6
Volatility	103%	103%

The Company has never declared or paid any cash dividends on any of its capital stock and does not expect to do so in the foreseeable future.

Net Loss Per Share

Basic net loss per share is based on the weighted average number of common shares outstanding.  For the three months ended March 31, 2002 and 2003, diluted net loss per common share is the same as basic net loss per common share as the inclusion of common stock equivalents, including the effect of stock options and warrants, would be antidilutive due to the Company’s net losses for all periods presented.

Comprehensive Income

SFAS No. 130, Reporting Comprehensive Income, establishes standards for the reporting and display of comprehensive income (loss) and its components in the consolidated financial statements.  The Company’s accumulated other comprehensive income is comprised primarily of net unrealized gains or losses on available-for-sale securities.  For the three months ended March 31, 2002 and 2003, respectively, comprehensive loss was as follows (in thousands):

	Three Months Ended March 31,
	2002	2003
Net loss	$(12,686)	$(11,415)
Changes in comprehensive loss:
Net unrealized holding (losses) gains on investments	(636)	161
Total comprehensive loss	$(13,322)	$(11,254)

Recent Accounting Pronouncements

On December 31, 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure (“SFAS No. 148”).  SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition to the fair value method of accounting for stock-based employee compensation.  SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 and APB Opinion No. 28, Interim Financial Reporting to include increased pro-forma disclosure of the effects of stock-based employee compensation on the results of operations.  SFAS No. 148 became effective for fiscal years ending after December 15, 2002.  The Company has elected to continue to account for employee stock-based compensation using the intrinsic value method as described in APB No. 25 and, therefore, the adoption of SFAS No. 148 did not have a material impact on the Company’s consolidated results of operations for the three months ended March 31, 2003.

In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN No. 46”).  FIN No. 46 sets forth the criteria used in determining whether an investment in a variable interest entity (“VIE”) should be consolidated and is based on the general premise that companies that control another entity through interests other than voting interests should consolidate the controlled entity.  FIN No. 46 would require the consolidation of specified VIE’s created before February 1, 2003 in the Company’s September 30, 2003 Quarterly Report on Form 10-Q.  For specified VIE’s created after January 31, 2003, FIN No. 46 would require consolidation in this Quarterly Report on Form 10-Q.  The Company does not have any VIE’s.  Accordingly, the implementation of FIN No. 46 will not have any impact on its consolidated financial statements.

3.                                     Due from Officer

In May 2002, the Company extended a $1.0 million loan to an officer in connection with the officer’s acceptance of employment with the Company. The loan is full recourse, uncollateralized, bears no interest and becomes due and payable in May of 2012. Under the terms of the promissory note (the “Note”) executed in connection with the loan, 10% of the original loan principal will be forgiven annually on each anniversary date of the Note, provided that the officer remains an employee of the Company. The Company is not responsible for the personal income tax implications related to the forgiveness of this Note. Upon the officer’s voluntary termination of employment with the Company, other than for Good Reason (as defined), and upon termination by the Company of the officer’s employment for Cause (as defined), the Note becomes immediately due and payable.

4.                                     Guarantees

In November 2002, the FASB issued FASB Interpretation No. 45 (“FIN No. 45”), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34.  FIN No. 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of certain guarantees. The initial recognition and measurement provisions of FIN No. 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002.

Under its Amended and Restated Certificate of Incorporation (the “Charter”) and Third Amended and Restated By-Laws (the “By-Laws”), the Company has agreed to indemnify any person who is made a party to any action or threatened with any action as a result of such person’s serving or having served as an officer or director of the Company or having served, at the Company’s request, as an officer or director of another company. The indemnification does not apply if the person is adjudicated not to have acted in good faith in the reasonable belief that his or her actions were in the best interests of the Company. The indemnification obligation survives termination of the indemnified party’s involvement with the Company but only as to those claims arising from such person’s role as an officer or director.  The maximum potential amount of future payments that the Company could be required to make under the Charter and By-Law provisions is unlimited; however, the Company has director and officer insurance policies that may limit its exposure and enable it to recover a portion of any future amounts paid. The estimated fair value of these indemnification provisions is minimal.  Most of these indemnification provisions were grandfathered under the provisions of FIN No. 45 as they were in effect prior to December 31, 2002. Accordingly, the Company has no liabilities recorded for these provisions as of March 31, 2003.

The Company enters into indemnification provisions under its agreements with other companies in its ordinary course of business, typically with corporate collaborators, contractors and clinical investigators.  Under these provisions, the Company generally agrees to indemnify and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company’s activities. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the estimated fair value of these agreements is minimal.  Accordingly, the Company has no liabilities recorded for these agreements as of March 31, 2003.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of our financial condition and results of operations should be read together with the condensed consolidated financial statements and accompanying notes to those statements included elsewhere in this Form 10-Q.  This Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties.  All statements other than statements of historical information set forth herein are forward-looking and may contain information about financial results, economic conditions, trends and known uncertainties.  Our actual results could differ materially from those discussed in these forward-looking statements as a result of a number of factors, which include those discussed in this section and elsewhere in this report, and the risks discussed in our other filings with the Securities and Exchange Commission.  Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis, judgment, belief or expectation only as of the date hereof.  PRAECIS undertakes no obligation to publicly reissue or modify these forward-looking statements to reflect events or circumstances that arise after the date hereof.

Overview

Since our inception, we have been engaged in developing drugs for the treatment of a variety of human diseases.  Our lead program is the development of Plenaxis™ (abarelix for injectable suspension), a drug for the treatment of diseases that respond to the lowering of certain hormone levels. We are developing Plenaxis for the treatment of hormonally responsive advanced prostate cancer and endometriosis.  We are seeking approval for Plenaxis in the United States for use in a defined sub-population of advanced prostate cancer patients for whom the use of existing hormonal therapies may not be appropriate.  The specific sub-population of patients will be determined through discussions with the FDA. We resubmitted our new drug application, or NDA, to the FDA on February 27, 2003 seeking approval for this indication and expect a response from the FDA by the end of August 2003.  We also intend to file, during the second quarter of 2003, a registration dossier in Europe seeking approval to market Plenaxis for the treatment of a broad population of hormonally responsive advanced prostate cancer patients.

We are conducting clinical trials of Apan, our proprietary drug candidate for the treatment of Alzheimer’s disease.  We have filed an investigational new drug application, or IND, for our proprietary compound, PPI-2458, in development for the treatment of non-Hodgkin’s lymphoma.  In addition, we have a number of other product candidates in the research or preclinical development stage.

Since our inception, we have had no revenues from product sales.  In the past, a significant portion of our revenues was received under collaboration agreements through which we converted the potential value underlying our Plenaxis program into a stream of upfront, milestone and expense reimbursement payments from corporate collaborators.  In 2001, we regained full ownership of our Plenaxis program and, as a result, revenues from collaborations have ended and we do not anticipate receiving any additional revenues under any former collaboration agreements.  Substantially all of our expenditures to date have been for drug development and commercialization activities and for general and administrative expenses.

Due to the costs associated with the continued development and potential commercialization of Plenaxis for the treatment of a defined sub-population of advanced prostate cancer patients, as well as other research and development and general and administrative expenses, and our lack of revenues, we had a net operating loss for the first quarter of 2003.  We expect to continue to have net operating losses at least through 2005.  We do not expect to generate operating income unless we receive FDA approval to market Plenaxis in the United States for the treatment of a defined sub-population of advanced prostate cancer patients.  Assuming receipt by the end of 2003 of such FDA approval, partnering of clinical programs at opportune times and continued conservative fiscal management, we believe that we should have sufficient financial resources to execute our operating plan and attain profitability by 2006 without returning to the capital markets.

Our accumulated deficit as of March 31, 2003 was approximately $141.9 million.

At March 31, 2003, we had 147 full-time employees, 116 of whom were engaged in research and development activities, compared to 131 full-time employees at March 31, 2002, 102 of whom were engaged in research and development activities.

Results of Operations

Three Months Ended March 31, 2003 Compared To Three Months Ended March 31, 2002

Revenues for the three months ended March 31, 2003 and 2002 were zero due to the termination of our Plenaxis collaboration agreements during the fourth quarter of 2001.  If the FDA grants marketing approval for Plenaxis in the United States by the end of August 2003, we estimate that we will begin to ship product in the fourth quarter of 2003.  If the FDA does not grant marketing approval for Plenaxis in the United States, or if approval is delayed, such denial or delay is likely to have a materially adverse impact on our future planned revenues.

Research and development expenses for the three months ended March 31, 2003 decreased 23% to approximately $8.7 million, from approximately $11.3 million for the corresponding period in 2002.  The decrease in expenses reflects reduced spending in our clinical and preclinical programs.  As a result of the resubmission of our NDA in February 2003, spending on the clinical development of Plenaxis for the treatment of hormonally responsive advanced prostate cancer during the first quarter of 2003 was reduced significantly.  We also reduced spending on our endometriosis program during the first quarter 2003 pending final analysis of study results and decisions regarding the next steps for development.  We plan to initiate during 2003 a phase Ib clinical trial for Apan and initiate a phase I clinical trial for PPI-2458 and, accordingly, will increase our spending in these areas.  Overall, we expect our research and development expenses for the remainder of 2003 to remain lower than 2002 spending and then increase thereafter.  We are unable to predict the precise level of spending on individual clinical programs due to the uncertain nature of clinical development.

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

We began our clinical program to develop Plenaxis for the treatment of prostate cancer in 1996. In December 2000, we submitted an NDA to the FDA for Plenaxis for the treatment of hormonally responsive prostate cancer. However, the FDA raised concerns over the occurrence of immediate-onset, systemic allergic reactions in a small subset of clinical trial patients. In addition, the FDA expressed concern that, in a subset of patients treated beyond the three-month pivotal study time frame, fluctuations in testosterone levels were observed more frequently in patients treated with Plenaxis than in patients treated with either Lupron Depot or Lupron Depot plus Casodex.  We have proposed various alternatives to the FDA to address these issues and improve the risk/benefit profile of Plenaxis.  As mentioned above, we resubmitted our NDA on February 27, 2003 and expect a response from the FDA within six months of that date. However, we cannot assure investors that we will be successful in obtaining approval in the United States or abroad for Plenaxis for the treatment of any portion of the hormonally responsive advanced prostate cancer patient population or for any other indication.

In 1998, we began our clinical program to develop Plenaxis for the treatment of endometriosis. We completed a phase II study of Plenaxis for the treatment of pain associated with endometriosis in March 2002. Results from this study have suggested that we may be able to utilize a lower dose and/or a more prolonged dosing interval in future studies to reduce drug exposure and attendant bone mineral density loss, a known consequence of hormonal therapies that lower estrogen levels.  Accordingly, during 2002, we initiated and completed both the dosing and observation phases of a pharmacokinetic study of Plenaxis for the treatment of endometriosis to examine the appropriate dose and dosing schedule.  Upon completion of our review of the results of this study, we will determine the next steps for development, which will include evaluating potential partnership opportunities.

We began our clinical program for Apan in 2000.  We are currently conducting a normal volunteer, phase Ia dose escalation study of Apan and believe that we have determined a maximum tolerated dose, or MTD, in healthy volunteers.  The FDA has indicated that we may proceed with our proposed phase Ib trial in Alzheimer’s disease patients.  The phase Ib study will evaluate a single administration of Apan in a series of patient cohorts, escalating the dose in successive cohorts, with the goal of establishing the MTD in patients. We expect to initiate the phase Ib trial during the second quarter of 2003.  Upon completion of the phase Ib study and, assuming favorable FDA review of the study’s results, we intend to initiate a phase Ic trial examining multiple administrations of a selected Apan dose in Alzheimer’s disease patients.

We plan to begin our clinical program for PPI-2458 in the second half of 2003.  We recently announced the submission to the FDA of an IND to initiate a phase I clinical study of PPI-2458 in non-Hodgkin’s lymphoma patients.  PPI-2458 is a novel, proprietary molecule based on the fumagillin class of compounds that have been shown to prevent both abnormal cell growth and the formation of new blood vessels, which contribute to aberrant tissue growth.  In the proposed study, we will evaluate an oral formulation of PPI-2458 in non-Hodgkin’s lymphoma patients who are no longer deriving benefits from other therapies.   In addition to non-Hodgkin’s lymphoma, we also intend to continue evaluating the potential utility of PPI-2458 for treating certain other cancers, as well as rheumatoid arthritis.

Sales and marketing expenses for the three months ended March 31, 2003 increased 134% to approximately $1.0 million, from approximately $0.4 million for the corresponding period in 2002.  The increase in sales and marketing expenses was due to increased costs related to pre-commercialization efforts, in particular for market research, various physician meetings, and sales force sizing and deployment activities, in connection with the possible launch of Plenaxis in the United States.  We intend, upon FDA approval of our NDA, to market and sell Plenaxis in the United States through our own marketing and sales team.  Accordingly, assuming FDA approval of Plenaxis, we expect our sales and marketing expenses to continue to increase during 2003 and thereafter, and to include, but not be limited to, expenses relating to the building of a commercial infrastructure, the cost of our sales force, and promotional and marketing programs.

General and administrative expenses for the three months ended March 31, 2003 were approximately $2.1 million, which is consistent with general and administrative expenses for the corresponding period in 2002.  We expect that general and administrative expenses will increase slightly during 2003 and thereafter based on normal hiring of additional administrative personnel to support  the continued growth of our research, development and commercialization initiatives.

Net interest income for the three months ended March 31, 2003 decreased 65% to approximately $0.4 million, from approximately $1.2 million for the corresponding period in 2002. The decrease in net interest income was due primarily to reduced average interest rates and lower average cash balances.

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

At March 31, 2003, we had cash, cash equivalents and marketable securities of approximately $181.3 million and working capital of approximately $175.5 million, compared to approximately $195.0 million and $185.5 million, respectively, at December 31, 2002.  During 2003, we expect to use approximately $75.0 million of our current cash and investments in our business.  We believe that our existing cash and investments will be sufficient to meet the working capital and capital expenditure needs under our current operating plan through approximately the end of 2005.  Assuming receipt by the end of 2003 of regulatory approval to market Plenaxis in the United States for a defined sub-population of advanced prostate cancer patients, partnering of clinical programs at opportune times and continued conservative fiscal management, we believe that we should have sufficient financial resources to execute our operating plan and attain profitability by 2006 without returning to the capital markets.

For the three months ended March 31, 2003, net cash of approximately $13.8 million was used in operating activities, compared to approximately $8.5 million used in operating activities during the three months ended March 31, 2002. During the three months ended March 31, 2003, our use of cash in operations was due principally to our net loss of approximately $11.4 million and the reduction in accounts payable and accrued expenses of $3.9 million, partially offset by depreciation and amortization.  We expect our cash utilization to increase during 2003 as a result of an overall increase in operating expenses as we prepare for the possible commercial launch of Plenaxis in the United States, continue with clinical trials for Apan, initiate a new clinical program for PPI-2458 and expand our research and development initiatives.  The actual amount of these expenditures will depend on numerous factors, including the timing of expenses and the timing and progress of our research, development, marketing and sales efforts.

Net cash provided by investing activities of approximately $39.4 million for the three months ended March 31, 2003 consisted primarily of net sales or maturities of marketable securities of approximately $57.0 million.  This compares to net cash used in investing activities of approximately $3.9 million for the corresponding period in 2002.  Net cash used in investing activities for the three months ended March 31, 2002 was primarily related to purchases of marketable securities.

In July 2000, in connection with the purchase, through our wholly owned real estate subsidiary, of our corporate headquarters and research facility in Waltham, Massachusetts, the subsidiary entered into an acquisition and construction loan agreement providing for up to $33.0 million in financing for the acquisition of, and improvements to, the facility. As of March 31, 2003, $33.0 million was outstanding under the loan agreement. Advances bear interest at a rate equal to the 30-day LIBOR plus 2.0% (3.30% at March 31, 2003). Interest is payable monthly in arrears. Principal is due and payable in full on July 30, 2003, subject to two one-year extension options.  We have provided the lender with notice of our intention to exercise the first one-year extension option to extend the maturity date until July 30, 2004 and we believe that we will be able to satisfy the conditions for this extension set forth in the loan agreement.  The loan is secured by the facility, together with all fixtures, equipment, improvements and other related items, and by all rents, income or profits received by our real estate subsidiary, and is unconditionally guaranteed by us. In addition to this financing, we have spent approximately $38.0 million of our own funds in connection with the build-out and occupancy of this facility. We have occupied this facility since May 2001 and, as planned, are actively seeking to sublease a portion of the facility.

At December 31, 2002, we had provided a valuation allowance of $64.1 million for our deferred tax assets. The valuation allowance represents the value of the deferred tax assets.  Due to anticipated operating losses in the future, we believe that it is more likely than not that we will not realize the net deferred tax assets in the future and we have provided an appropriate valuation allowance.

Recent Accounting Pronouncements

In November 2002, the Financial Accounting Standards Board, or FASB, issued FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34, or FIN No. 45.  FIN No. 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of certain guarantees. The initial recognition and measurement provisions of FIN No. 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002.  The implementation of FIN No. 45 did not have a material impact on our consolidated financial statements for the three months ended March 31, 2003.

On December 31, 2002, the FASB issued Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, or SFAS No. 148.  SFAS No. 148 amends Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, or SFAS No. 123, to provide alternative methods of transition to the fair value method of accounting for stock-based employee compensation.  SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 and Accounting Principles Board Opinion No. 28, Interim Financial

Reporting, to include increased pro-forma disclosure of the effects of stock-based employee compensation on the results of operations.  SFAS No. 148 became effective for fiscal years ending after December 15, 2002.  We have elected to continue to account for employee stock-based compensation using the intrinsic value method as described in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and therefore, the adoption of SFAS No. 148 did not have a material impact on our consolidated results of operations for the three months ended March 31, 2003.

In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities, or FIN No. 46.  FIN No. 46 sets forth the criteria used in determining whether an investment in a variable interest entity, or VIE, should be consolidated and is based on the general premise that companies that control another entity through interests other than voting interests should consolidate the controlled entity.  FIN No. 46 would require the consolidation of specified VIE’s created before February 1, 2003 in our September 30, 2003 Quarterly Report on Form 10-Q.  For specified VIE’s created after January 31, 2003, FIN No. 46 would require consolidation in this Quarterly Report on Form 10-Q.  We do not have any VIE's.  Accordingly, the implementation of FIN No. 46 will not have any impact on our consolidated financial statements.

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

We cannot assure you that we will be profitable in the future or, if we attain profitability, that it will be sustainable. All of our potential products are in the research or development stage. We have not yet marketed or sold any products, and we may not succeed in developing and marketing any product in the future. To date, we have derived substantially all of our revenues from payments under corporate collaboration and license agreements. Due to the termination of the Amgen and Sanofi-Synthélabo agreements and the uncertainty regarding regulatory approval for our lead product candidate, Plenaxis, for the foreseeable future, we do not expect to have any revenues, other than interest income. In addition, we expect to continue to spend significant amounts to develop commercial sales and marketing capabilities, continue clinical studies, seek regulatory approval for our existing product candidates and continue further build-out of our facility. We also intend to spend substantial amounts to fund additional research and development for other potential products, enhance our core technologies, and for general and administrative purposes. As of March 31, 2003, we had an accumulated deficit of approximately $141.9 million. We expect that our operating expenses will increase significantly in the near term due primarily to increased expenses related to the continued development and pre-commercialization activities for Plenaxis, resulting in significant operating losses at least through 2005 and possibly thereafter.

If our clinical trials are not successful, or if we are otherwise unable to obtain and maintain the regulatory approval required to market and sell our potential products, we would incur additional operating losses.

The development and sale of our product candidates are subject to extensive regulation by governmental authorities. Obtaining and maintaining regulatory approval typically is costly and takes many years. Regulatory authorities, most importantly, the FDA, have substantial discretion to terminate clinical trials, delay or withhold registration and marketing approval in the United States, and mandate product recalls. Failure to comply with regulatory requirements may result in criminal prosecution, civil penalties, recall or seizure of products, total or partial suspension of production or injunction, as well as other actions as to our potential products or against us. Outside the United States, we can market a product only if we receive marketing authorization from the appropriate regulatory authorities. This foreign regulatory approval process includes all of the risks associated with the FDA approval process, and may include additional risks.

To gain regulatory approval from the FDA and foreign regulatory authorities for the commercial sale of any product, we must demonstrate in clinical trials, and satisfy the FDA and foreign regulatory authorities as to, the safety and efficacy of the product.  If we develop a product to treat a long-lasting disease, such as cancer or Alzheimer’s disease, we must gather data over an extended period of time. There are many risks associated with our clinical trials. For example, we may be unable to achieve the same level of success in later trials as we did in earlier ones. Additionally, data we obtain from preclinical and clinical activities are susceptible to varying interpretations that could impede regulatory approval. Further, some patients in our prostate cancer and Alzheimer’s disease programs have a high risk of death, age-related disease or other adverse medical events that may not be related to our products. These events may affect the statistical analysis of the safety and efficacy of our products. If we obtain regulatory approval for a product, the approval will be limited to those diseases for which our clinical trials demonstrate the product is safe and effective.

In addition, many factors could delay or result in termination of our ongoing or future clinical trials. For example, a clinical trial may experience slow patient enrollment or lack of sufficient drug supplies. Patients may experience adverse medical events or side effects, and there may be a real or perceived lack of effectiveness of, or of safety issues associated with, the drug we are testing. Future governmental action or existing or changes in FDA policies or precedents, may also result in delays or rejection of an application for marketing approval.  The FDA has considerable discretion in determining whether to grant marketing approval for a drug, and may delay or deny approval even in circumstances where the applicant’s clinical trials have proceeded in compliance with FDA procedures and regulations and have met the established end-points of the trials. Challenges to FDA determinations are generally time-consuming and costly. We can give no assurance that we will obtain marketing approval for Plenaxis, our drug candidate for the treatment of hormonally responsive advanced prostate cancer and endometriosis, or for any of our other product candidates, or regulatory approval may be conditioned upon significant labeling requirements which could adversely affect the marketability or value of the product.

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

The FDA actions described above have delayed, and otherwise adversely affected, our obtaining regulatory approval to market Plenaxis for the treatment of hormonally responsive advanced prostate cancer. Moreover, there could be further delays due to FDA review or action, and the FDA could deny approval altogether. If we are further delayed in obtaining or are unable to obtain this regulatory approval, any foreign regulatory approval or regulatory approval to market our other potential products, we may exhaust our available resources significantly sooner than we had planned, particularly given the termination of the Amgen and Sanofi-Synthélabo agreements. If this were to happen, we would need to either raise additional funds or seek alternative partners to complete development and commercialization of Plenaxis and continue our currently planned research and development programs. We cannot assure you that we would be able to raise the necessary funds or negotiate additional corporate collaborations on acceptable terms, if at all.

The termination by our corporate collaborators of their agreements with us could adversely affect the development and commercialization of Plenaxis.

We depended upon our former corporate collaborators, Amgen and Sanofi-Synthélabo, to provide substantial financial support for the development and commercialization of Plenaxis.  We also relied on them to some extent in seeking regulatory approval in the United States and abroad for Plenaxis for the treatment of hormonally responsive advanced prostate cancer.  In addition, under our agreement with Amgen, they had assumed principal responsibility for the manufacture of Plenaxis, and under our agreements with Amgen and Sanofi-Synthélabo, those parties were responsible for the marketing, distribution and sale of Plenaxis in their respective licensed territories.  Accordingly, we have had, and will continue for the foreseeable future, to devote funds and other resources to Plenaxis development and commercialization that we had planned would be available from our collaborators. In addition, we have had, and in the future may have, to enter into new arrangements with third parties to support the Plenaxis program.  If we encounter unanticipated expenses or delays in the development and commercialization of Plenaxis for the treatment of advanced prostate cancer patients in the United States or abroad, we may be required to curtail or terminate one or more of our other drug development programs and/or seek additional funding.  We cannot assure investors that we would be able to raise such additional funds.

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

The continuing efforts of government and third-party payors to contain or reduce the costs of health care may limit our commercial opportunity. If government and other third-party payors do not provide adequate coverage and reimbursement for Plenaxis or our other product candidates, physicians may not prescribe them. If we are unable to offer physicians comparable or superior financial motivation to use Plenaxis or our other product candidates, we may not be able to generate significant revenues. In some foreign markets, pricing and profitability of prescription pharmaceuticals are subject to government control. In the United States, we expect that there will continue to be federal and state proposals for similar controls. In addition, managed care initiatives in the United States will continue to put pressure on the pricing of pharmaceutical products. Cost control initiatives could decrease the price that we receive for any of our products in the future. Further, cost control initiatives could impair or diminish our ability or incentive, or the ability or incentive of potential partners, to commercialize Plenaxis or any of our other products, and our ability to earn revenues from this commercialization.

Our ability to commercialize pharmaceutical products, alone or with collaborators, may depend in part on the availability of reimbursement for our products from:

•                                          government and health administration authorities;

•                                          private health insurers; and

•                                          other third-party payors, including Medicare and Medicaid.

We cannot predict the availability of reimbursement for newly approved drugs. Third-party payors, including Medicare, are increasingly challenging the prices charged for medical products and services. Government and other third-party payors increasingly are limiting both coverage and the level of reimbursement for new drugs and, in some cases, refusing to provide coverage for a patient’s use of an approved drug for purposes not approved by the FDA. Third-party insurance coverage may not be available to patients for Plenaxis or any of our other products.

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

For each stage of Plenaxis production we have relied, and expect in the near term to continue to rely, on a separate third-party manufacturer, and we currently have not contracted, and in the near term do not expect to contract, with second-source suppliers for any of these production stages. Accordingly, the loss of one or more of these suppliers for any reason, including as a result of fire, terrorism, acts of God or insolvency or bankruptcy, could result in substantial delays in, or substantially impair our ability to complete, clinical trials and regulatory submissions or reviews, and could delay or impair substantially our sale or continued sale of Plenaxis products. Such delays or impairment, and the associated costs and expenses, may lower our potential revenues and delay or prevent our attaining profitability. While we intend to evaluate the possibility of a second source of supply at each stage of Plenaxis production, the number of qualified alternative suppliers is limited, and we cannot assure investors that we will be able to locate alternative suppliers or negotiate second supply agreements on reasonable terms. Furthermore, the process of engineering a new supplier’s facility for the production of Plenaxis and obtaining the necessary FDA approval of the facility would require substantial lead-time and could be extremely costly. We cannot assure investors that we will not lose one or more of our suppliers, or that in such event we would be readily able to continue the development and commercialization and sale of Plenaxis products without substantial and costly delays.

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

•                                          develop products that are more effective, have fewer side effects or cost less than our products; or

•                                          successfully market and sell products that compete with our products.

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

Patent positions are sometimes uncertain and usually involve complex legal and factual questions. We can protect our proprietary rights from unauthorized use by third parties only to the extent that our proprietary technologies are covered by valid and enforceable patents or are effectively maintained as trade secrets. We currently own or have exclusively licensed 23 issued United States patents. We have applied, and will continue to apply, for patents covering both our technologies and products as we deem appropriate. Others may challenge our patent applications or our patent applications may not result in issued patents. Moreover, any issued patents on our own inventions, or those licensed from third parties, may not provide us with adequate protection, or others may challenge the validity of, or seek to narrow or circumvent, these patents. Third-party patents may impair or block our ability to conduct our business. Additionally, third parties may independently develop products similar to our products, duplicate our unpatented products, or design around any patented products we develop.

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

Our technologies, processes or potential products may give rise to claims that they infringe patents or other intellectual property rights of third parties.  A third party could force us to pay damages, stop our use of these technologies or processes, or stop our manufacturing or marketing of the affected products by bringing a legal action against us for infringement. In addition, we could be required to obtain a license to continue to use the technologies or processes or manufacture or market the affected products, and we may not be able to do so on acceptable terms or at all. We believe that significant litigation will continue in our industry regarding patent and other intellectual property rights. If we become involved in litigation, it could consume a substantial portion of our resources. Even if legal actions were meritless, defending a lawsuit could take significant time, be expensive and divert management’s attention from other business concerns.

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

•                                          public concerns as to the safety of our products or our competitors’ products;

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

In addition, the stock market has experienced extreme price and volume fluctuations. The market prices of the securities of biotechnology companies, particularly companies like ours without current product revenues and earnings, have been highly volatile, and may continue to be highly volatile in the future. This volatility has often been unrelated to the operating performance of particular companies. In the past, securities class action litigation has often been brought against companies that experience volatility in the market price of their securities. Whether or not meritorious, litigation brought against us could result in substantial costs and a diversion of management’s attention and resources.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk.  We have not entered into any instruments for trading purposes.  Some of the securities that we invest in may have market risk. This means that an increase in prevailing interest rates may cause the principal amount of the investment to decrease. To minimize this risk in the future, we maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds and government and non-government debt securities. An immediate hypothetical 100 basis point increase in interest rates would have resulted in an approximate $0.6 million decrease in the fair value of our investments as of March 31, 2003.  The same hypothetical increase in interest rates as of March 31, 2002 would have resulted in an approximate $0.6 million decrease in the fair value of our investments.  Due to the conservative nature and relatively short duration of our investments, interest rate risk is mitigated. As of March 31, 2003, approximately 85% of our total investments will mature in one year or less, with the remainder maturing in less than three years.

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

ITEM 4.       CONTROLS AND PROCEDURES.

(a)                               Evaluation of Disclosure Controls and Procedures.

Our chief executive officer and chief financial officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of a date within 90 days prior to the filing date of this quarterly report, referred to as the evaluation date.  Based on this evaluation, these officers have concluded that, as of the evaluation date, the Company’s disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company required to be included in the Company’s reports filed or submitted under the Exchange Act.

(b)                               Changes in Internal Controls.

Since the evaluation date, there have not been any significant changes in the Company’s internal controls or in other factors that could significantly affect these controls. There were no significant deficiencies or material weaknesses, and therefore, there were no corrective actions required or undertaken.

PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)                                  Exhibits

Exhibit Number

Exhibit

3.1	Amended and Restated Certificate of Incorporation (2)

3.2	Third Amended and Restated By-Laws (5)

4.1	Specimen certificate representing shares of common stock (1)

4.2	Specimen certificate representing shares of common stock (including Rights Agreement Legend) (3)

4.3	Rights Agreement between the Registrant and American Stock Transfer & Trust Company, as Rights Agent (4)

4.4	Form of Certificate of Designations of Series A Junior Participating Preferred Stock (attached as Exhibit A to the Rights Agreement filed as Exhibit 4.3 hereto) (4)

4.5	Form of Rights Certificate (attached as Exhibit B to the Rights Agreement filed as Exhibit 4.3 hereto) (4)

99.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

(4)                                  Incorporated by reference to Registration Statement on Form 8-A filed with the Securities and Exchange Commission on January 26, 2001.

(5)                                  Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 2002 filed with the Securities and Exchange Commission on March 19, 2003.

(b)                                 Reports Submitted on Form 8-K

On January 31, 2003, we filed a Current Report on Form 8-K to file under Item 5 (Other Events) a copy of our Press Release dated January 31, 2003.

On February 6, 2003, we filed a Current Report on Form 8-K to file under Item 5 (Other Events) a copy of our Press Release dated February 6, 2003.

On February 26, 2003, we filed a Current Report on Form 8-K to file under Item 5 (Other Events) a copy of our Press Release dated February 26, 2003.

On March 12, 2003, we filed a Current Report on Form 8-K to file under Item 5 (Other Events) a copy of our Press Release dated March 12, 2003.

On March 26, 2003, we filed a Current Report on Form 8-K to file under Item 5 (Other Events) a copy of our Press Release dated March 26, 2003.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

PRAECIS PHARMACEUTICALS INCORPORATED

Date: May 9, 2003	By	/s/ Kevin F. McLaughlin
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

4.                                       The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                                       The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                                       The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 9, 2003

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

4.                                       The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                                       The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                                       The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 9, 2003

/s/ Kevin F. McLaughlin
Kevin F. McLaughlin
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number

Exhibit

3.1	Amended and Restated Certificate of Incorporation (2)

3.2	Third Amended and Restated By-Laws (5)

4.1	Specimen certificate representing shares of common stock (1)

4.2	Specimen certificate representing shares of common stock (including Rights Agreement Legend) (3)

4.3	Rights Agreement between the Registrant and American Stock Transfer & Trust Company, as Rights Agent (4)

4.4	Form of Certificate of Designations of Series A Junior Participating Preferred Stock (attached as Exhibit A to the Rights Agreement filed as Exhibit 4.3 hereto) (4)

4.5	Form of Rights Certificate (attached as Exhibit B to the Rights Agreement filed as Exhibit 4.3 hereto) (4)

99.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

(4)                                  Incorporated by reference to Registration Statement on Form 8-A filed with the Securities and Exchange Commission on January 26, 2001.

(5)                                  Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 2002 filed with the Securities and Exchange Commission on March 19, 2003.