Form 10-Q
period 2003-06-30
PRAECIS PHARMACEUTICALS INC
filed 2003-08-13
CIK 1033025

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

As of July 31, 2003, there were 51,878,691 shares of the registrant’s common stock, $.01 par value, outstanding.

PRAECIS PHARMACEUTICALS INCORPORATED

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2003

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

PRAECIS PHARMACEUTICALS INCORPORATED

Condensed Consolidated Balance Sheets

(In thousands, except share data)

(Unaudited)

	December 31, 2002	June 30, 2003

Assets
Current assets:
Cash and cash equivalents	$64,913	$79,856
Marketable securities	130,122	86,923
Prepaid expenses and other assets	848	1,457

Total current assets	195,883	168,236

Property and equipment, net	71,252	69,284
Due from officer	933	883
Other assets	182	15

Total assets	$268,250	$238,418

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,285	$743
Accrued expenses	7,075	6,459

Total current liabilities	10,360	7,202
Long-term debt	33,000	33,000

Commitments and contingencies

Stockholders’ equity:
Common Stock, $0.01 par value; 200,000,000 shares authorized; 51,801,423 shares in 2002 and 51,877,916 shares in 2003 issued and outstanding	518	519
Accumulated other comprehensive income	203	296
Additional paid-in capital	354,676	354,873
Accumulated deficit	(130,507)	(157,472)

Total stockholders’ equity	224,890	198,216

Total liabilities and stockholders’ equity	$268,250	$238,418

See accompanying notes.

PRAECIS PHARMACEUTICALS INCORPORATED

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2002	2003	2002	2003

Corporate collaboration revenue	$1,029	$—	$1,029	$—

Costs and expenses:
Research and development	13,518	12,290	24,854	20,969
Sales and marketing	274	1,034	714	2,062
General and administrative	2,743	2,604	4,857	4,728
Total costs and expenses	16,535	15,928	30,425	27,759

Operating loss	(15,506)	(15,928)	(29,396)	(27,759)

Interest income, net	1,291	378	2,495	794

Net loss	$(14,215)	$(15,550)	$(26,901)	$(26,965)

Basic and diluted net loss per share	$(0.27)	$(0.30)	$(0.52)	$(0.52)

Weighted average number of basic and diluted shares outstanding	51,727	51,842	51,572	51,831

See accompanying notes.

PRAECIS PHARMACEUTICALS INCORPORATED

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2002	2003
Operating activities:
Net loss	$(26,901)	$(26,965)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	2,354	2,285
Stock compensation	(196)	68
Changes in operating assets and liabilities:
Accounts receivable	458	—
Prepaid expenses and other assets	(608)	(442)
Due from officer	(1,000)	50
Accounts payable	1,025	(2,542)
Accrued expenses	(2,568)	(616)

Net cash used in operating activities	(27,436)	(28,162)

Investing activities:
Purchase of available-for-sale securities	(49,342)	(35,936)
Sales or maturities of available-for-sale securities	62,344	79,228
Purchase of property and equipment	(1,405)	(317)

Net cash provided by investing activities	11,597	42,975

Financing activities:
Proceeds from exercises of stock options	929	130

Net cash provided by financing activities	929	130

Net (decrease) increase in cash and cash equivalents	(14,910)	14,943
Cash and cash equivalents, beginning of period	144,685	64,913

Cash and cash equivalents, end of period	$129,775	$79,856

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

2.                                      Summary of Significant Accounting Principles

Principles of Consolidation

The accompanying consolidated financial statements include the Company’s accounts and the accounts of its wholly owned subsidiaries, 830 Winter Street LLC and PRAECIS Europe Limited.  All significant intercompany account balances and transactions between the companies have been eliminated.

Stock-Based Compensation

The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”) and related interpretations, in accounting for its stock-based compensation plans. Under APB No. 25, when the exercise price of options granted to employees under these plans equals the market price of the underlying stock on the date of grant, no compensation expense is required.  The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (“SFAS”) No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of Financial Accounting Standards Board ("FASB") Statement No. 123 (“SFAS No. 148”).

Accordingly, had compensation expense for the Company’s stock option plans been determined based on the fair value at the grant date for awards under these plans, consistent with the methodology prescribed under SFAS No. 148, the Company’s net loss and net loss per share would have approximated the pro forma amounts indicated below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2003	2002	2003

Net loss, as reported	$(14,215)	$(15,550)	$(26,901)	$(26,965)

Deduct/(add): Stock compensation cost as computed under APB No. 25	(3)	31	(196)	68

Deduct: Stock based employee compensation cost, net of related tax effects, that would have been included in the determination of net loss as reported if the fair value method had been applied to all awards	(3,045)	(2,727)	(5,431)	(5,525)

Pro forma net loss	$(17,263)	$(18,246)	$(32,528)	$(32,422)

Diluted net loss per share, as reported	$(0.27)	$(0.30)	$(0.52)	$(0.52)

Diluted net loss per share, pro forma	$(0.33)	$(0.35)	$(0.63)	$(0.63)

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

Net Loss Per Share

Basic net loss per share is based on the weighted average number of common shares outstanding.  For the three and six months ended June 30, 2002 and 2003, diluted net loss per common share is the same as basic net loss per common share as the inclusion of common stock options would be antidilutive due to the Company’s net losses for all periods presented.  Diluted net loss per common share excluded 7,028,513 and 7,591,612 common stock options for the periods ended June 30, 2002 and 2003, respectively.

Comprehensive Income

SFAS No. 130, Reporting Comprehensive Income, establishes standards for the reporting and display of comprehensive income (loss) and its components in the consolidated financial statements.  The Company’s accumulated other comprehensive income is comprised primarily of net unrealized gains or losses on available-for-sale securities.  For the three and six months ended June 30, 2002 and 2003, respectively, comprehensive loss was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2003	2002	2003

Net loss	$(14,215)	$(15,550)	$(26,901)	$(26,965)
Changes in comprehensive loss:

Net unrealized holding gains (losses) on investments	364	(68)	(272)	93

Total comprehensive loss	$(13,851)	$(15,618)	$(27,173)	$(26,872)

Recent Accounting Pronouncements

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

3.                                      Subsequent Event

On July 30, 2003, the Company exercised the first of two one-year extension options on its acquisition and construction loan agreement extending the maturity date until July 30, 2004.  On August 1, 2003, the Company began to pay principal in addition to interest on the loan.  In connection with this extension, the Company also entered into an interest rate cap agreement in order to reduce the potential impact of interest rate increases on future income.

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

Overview

Since our inception, we have been engaged in developing drugs for the treatment of a variety of human diseases.  Our lead program is the development of Plenaxis™ (abarelix for injectable suspension), a drug for the treatment of diseases that respond to the lowering of certain hormone levels. We are developing Plenaxis for the treatment of hormonally responsive prostate cancer and endometriosis.  We are seeking approval for Plenaxis in the United States for use in advanced, symptomatic prostate cancer patients for whom the use of existing hormonal therapies may not be appropriate.  We resubmitted our new drug application, or NDA, to the FDA on February 27, 2003 seeking approval for this indication.  In July 2003, the FDA indicated that the original action date of August 27, 2003 would be extended by 90 days, and we now expect a response from the FDA by November 26, 2003.

In June 2003, we initiated the regulatory submission process in the European Union seeking approval to market Plenaxis for the treatment of a broad population of hormonally responsive prostate cancer patients.  We submitted a marketing authorization application, or MAA, in Germany and anticipate broader European Union approvals under the Mutual Recognition Procedure, or MRP.  We expect the German review process to be completed during 2004.

We are conducting clinical trials of Apan, our proprietary drug candidate for the treatment of Alzheimer’s disease.  We have filed an investigational new drug application, or IND, for our proprietary compound, PPI-2458, in development for the treatment of non-Hodgkin’s lymphoma.  The FDA has given clearance for us to initiate clinical trials in non-Hodgkin’s lymphoma patients.  In addition, we have other programs in the research or preclinical development stage.

Since our inception, we have had no revenues from product sales.  In the past, a significant portion of our revenues was received under collaboration agreements through which we converted the potential value underlying our Plenaxis program into a stream of upfront, milestone and expense reimbursement payments from corporate collaborators.  In 2001, we regained full ownership of our Plenaxis program and, as a result, revenues from collaborations have ended and we will not receive any additional revenues, nor will we be required to pay any additional amounts or royalties, under our former collaboration agreements.  Substantially all of our expenditures to date have been for drug development and commercialization activities and for general and administrative expenses.

Due to the costs associated with the continued development and potential commercialization of Plenaxis in the United States for the treatment of advanced, symptomatic prostate cancer patients, as well as other research and development and general and administrative expenses, and our lack of revenues, we had a net operating loss for the first half of 2003.  We expect to continue to have net operating losses at least through 2005.  We do not expect to generate operating income unless we receive FDA approval to market Plenaxis in the United States.  Assuming receipt by the end of 2003 of such FDA approval, partnering of clinical programs at opportune times and continued

prudent fiscal management, we believe that our existing cash and investments will be sufficient for us to execute our current operating plan and attain profitability by 2006 without the need to return to the capital markets.

Our accumulated deficit as of June 30, 2003 was approximately $157.5 million

At June 30, 2003, we had 148 full-time employees, 116 of whom were engaged in research and development activities, compared to 133 full-time employees at June 30, 2002, 103 of whom were engaged in research and development activities.

Results of Operations

Three Months Ended June 30, 2003 Compared To Three Months Ended June 30, 2002

We had no revenues for the three months ended June 30, 2003, compared to approximately $1.0 million for the corresponding period in 2002. During the second quarter of 2002, we received a final reimbursement payment from a former corporate collaborator.  We do not expect to receive any additional revenues under this collaboration agreement.  If the FDA grants marketing approval for Plenaxis in the United States by the end of 2003, we estimate that we will begin to ship product in the first quarter of 2004.  If the FDA does not grant marketing approval for Plenaxis in the United States, or if approval is delayed, such denial or delay is likely to have a materially adverse impact on our expected revenues.

Research and development expenses for the three months ended June 30, 2003 decreased 9% to approximately $12.3 million, from approximately $13.5 million for the corresponding period in 2002. The decrease in expenses reflects reduced spending in our clinical and preclinical programs.  As a result of the resubmission of our NDA in February 2003, spending on the clinical development of Plenaxis for the treatment of hormonally responsive advanced prostate cancer during the second quarter of 2003 was reduced significantly.  In addition, pending final analysis of the results of certain clinical studies, we also reduced spending on our endometriosis program during the second quarter of 2003.  During the second quarter of 2003, we initiated a phase Ib clinical trial for Apan and we plan to initiate a phase I clinical trial for PPI-2458 in non-Hodgkin’s lymphoma during the second half of 2003 and, accordingly, will increase our spending in these areas.  Overall, we expect our research and development expenses for the remainder of 2003 to remain lower than 2002 spending and then increase thereafter.  We are unable to predict the precise level of spending on individual clinical programs due to the uncertain nature of clinical development and the potential for future development partnerships.

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

We began our clinical program to develop Plenaxis for the treatment of prostate cancer in 1996. In December 2000, we submitted an NDA to the FDA for Plenaxis for the treatment of hormonally responsive prostate cancer. However, the FDA raised concerns regarding the occurrence of immediate-onset, systemic allergic reactions in a small subset of clinical trial patients. In addition, the FDA expressed concern that, in a subset of patients treated beyond the three-month pivotal study time frame, fluctuations in testosterone levels were observed more frequently in patients treated with Plenaxis than in patients treated with either Lupron Depot or Lupron Depot plus Casodex.  We have proposed various alternatives to the FDA to address these issues and improve the risk/benefit profile of Plenaxis.  As mentioned above, we resubmitted our NDA to the FDA on February 27, 2003.  In July 2003, the FDA indicated that our original action date of August 27, 2003 would be extended by 90 days.  We now expect a response from the FDA regarding the approvability of Plenaxis by November 26, 2003.  During the extension, the FDA will finalize its review of previously obtained data recently requested by, and submitted to, the agency, as well as work with us to arrive at the appropriate risk management program for Plenaxis.  Specifically, the agency has indicated that our proposed risk management program would need to include some form of controlled or managed distribution.  We will work with the FDA to determine the necessary modifications to our risk management program.

On June 23, 2003, we also submitted an MAA in Germany.  We will subsequently seek broader European Union approval for Plenaxis under the MRP to market Plenaxis for the treatment of a broad population of hormonally responsive prostate cancer patients.  We expect that the German regulatory authorities will complete their review of our MAA during 2004.  However, we cannot assure investors that we will be successful in obtaining approval in the United States or abroad for Plenaxis for the treatment of hormonally responsive prostate cancer or for any other indication.

In 1998, we began our clinical program to develop Plenaxis for the treatment of endometriosis. We completed a phase II study of Plenaxis for the treatment of pain associated with endometriosis in March 2002. Results from this study suggest that we may be able to utilize a lower dose and/or a more prolonged dosing interval in future studies to reduce drug exposure and attendant bone mineral density loss, a known consequence of hormonal therapies that lower estrogen levels.  Accordingly, during 2002, we initiated and completed a pharmacokinetic study of Plenaxis for the treatment of endometriosis to examine the appropriate dose and dosing schedule.  Upon completion of our review of the results of this study, we will determine the next steps for development, which will include evaluating potential partnership opportunities.

We began our clinical program for Apan in 2000.  We have completed a normal volunteer, phase Ia dose escalation study of Apan and have determined a maximum tolerated dose, or MTD, in healthy volunteers.  During the second quarter of 2003, we initiated a phase Ib trial of Apan in Alzheimer’s disease patients.  In this trial, we have been and will continue evaluating a single administration of Apan in a series of patient cohorts, escalating the dose in successive cohorts, with the goal of establishing the MTD in patients.  Upon completion of the phase Ib study and, assuming favorable FDA review of the study’s results, we intend to initiate a phase Ic trial examining multiple administrations of a selected Apan dose in Alzheimer’s disease patients.

We plan to initiate our clinical program for PPI-2458 in the second half of 2003.  In April 2003, we submitted to the FDA an IND for PPI-2458 and the FDA has given clearance for us to initiate a phase I clinical study of PPI-2458 in non-Hodgkin’s lymphoma patients.  PPI-2458 is a novel, proprietary molecule based on the fumagillin class of compounds that have been shown to prevent both abnormal cell growth and the formation of new blood vessels, which contribute to aberrant tissue growth.  In the proposed study, we will evaluate an oral formulation of PPI-2458 in non-Hodgkin’s lymphoma patients who are no longer deriving benefits from other therapies.  In addition to non-Hodgkin’s lymphoma, we also intend to continue evaluating the potential utility of PPI-2458 for treating certain other cancers, as well as rheumatoid arthritis.

Sales and marketing expenses for the three months ended June 30, 2003 increased to approximately $1.0 million, from approximately $0.3 million for the corresponding period in 2002.  This increase was due to increased costs related to pre-commercialization efforts, in particular for market research, various national meetings, and pricing and reimbursement consulting activities, in connection with the possible launch of Plenaxis in the United States.  We intend, upon FDA approval of our NDA, to market and sell Plenaxis in the United States through our own marketing and sales team.  Accordingly, assuming FDA approval of Plenaxis, we expect our sales and marketing expenses to continue to increase during 2003 and thereafter, and to include, but not be limited to, expenses relating to the building of a commercial infrastructure, the cost of our sales force, and educational, promotional and marketing programs.

General and administrative expenses for the three months ended June 30, 2003 decreased 5% to approximately $2.6 million, from approximately $2.7 million for the corresponding period in 2002. We expect that general and administrative expenses will increase slightly during 2003 and thereafter based on normal hiring of additional administrative personnel to support the continued growth of our research, development and commercialization initiatives.

Net interest income for the three months ended June 30, 2003 decreased 71% to approximately $0.4 million, from approximately $1.3 million for the corresponding period in 2002. The decrease in net interest income was due primarily to reduced average interest rates and lower average cash and investment balances.

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

Six Months Ended June 30, 2003 Compared To Six Months Ended June 30, 2002

We had no revenues for the six months ended June 30, 2003, compared to approximately $1.0 million for the corresponding period in 2002. During the second quarter of 2002, we received a final reimbursement payment from a former corporate collaborator.  We do not expect to receive any additional revenues under this collaboration agreement.  If the FDA grants marketing approval for Plenaxis in the United States by the end of 2003, we estimate that we will begin to ship product in the first quarter of 2004.  If the FDA does not grant marketing approval for Plenaxis in the United States, or if approval is delayed, such denial or delay is likely to have a materially adverse impact on our expected revenues.

Research and development expenses for the six months ended June 30, 2003 decreased 16% to approximately $21.0 million, from approximately $24.9 million for the corresponding period in 2002.  The decrease in expenses reflects reduced spending in our clinical and preclinical programs.  As a result of the resubmission of our NDA in February 2003, spending on the clinical development of Plenaxis for the treatment of hormonally responsive advanced prostate cancer during the first half of 2003 was reduced significantly.  In addition, pending final analysis of the results of certain clinical studies, we also reduced spending on our endometriosis program during the first half of 2003.  During the second quarter of 2003, we initiated a phase Ib clinical trial for Apan and we plan to initiate a phase I clinical trial for PPI-2458 in non-Hodgkin’s lymphoma during the second half of 2003 and, accordingly, will increase our spending in these areas.

Sales and marketing expenses for the six months ended June 30, 2003 increased to approximately $2.1 million, from approximately $0.7 million for the corresponding period in 2002.  This increase was due to increased costs related to pre-commercialization efforts, in particular for market research, various physician and national meetings, pricing and reimbursement consulting and sales force sizing and deployment activities, in connection with the possible launch of Plenaxis in the United States.  We intend, upon FDA approval of our NDA, to market and sell Plenaxis in the United States through our own marketing and sales team.  Accordingly, assuming FDA approval of Plenaxis, we expect our sales and marketing expenses to continue to increase during 2003 and thereafter, and to include, but not be limited to, expenses relating to the building of a commercial infrastructure, the cost of our sales force, and educational, promotional and marketing programs.

General and administrative expenses for the six months ended June 30, 2003 decreased 3% to approximately $4.7 million, from approximately $4.9 million for the corresponding period in 2002. We expect that general and administrative expenses will increase slightly during 2003 and thereafter based on normal hiring of additional administrative personnel to support the continued growth of our research, development and commercialization initiatives.

Net interest income for the six months ended June 30, 2003 decreased 68% to approximately $0.8 million, from approximately $2.5 million for the corresponding period in 2002. The decrease in net interest income was due primarily to reduced average interest rates and lower average cash and investment balances.

Liquidity and Capital Resources

At June 30, 2003, we had cash, cash equivalents and marketable securities of approximately $166.8 million and working capital of approximately $161.0 million, compared to approximately $195.0 million and $185.5 million, respectively, at December 31, 2002.  During 2003, we expect to use an aggregate of approximately $65.0 million of our cash and investments to fund operations.  This reflects a $10.0 million reduction compared to our previous guidance of approximately $75.0 million.  Due to the 90-day extension of the Plenaxis NDA review, we have updated our United States launch expectations for Plenaxis to the first quarter of 2004, which will lead to reduced spending in 2003.  Assuming receipt by the end of 2003 of regulatory approval to market Plenaxis in the United States for advanced, symptomatic prostate cancer patients, partnering of clinical programs at opportune times and continued prudent fiscal management, we believe that our existing cash and investments will be sufficient for us to execute our current operating plan and attain profitability by 2006 without the need to return to the capital markets.

For the six months ended June 30, 2003, net cash of approximately $28.2 million was used in operating activities, compared to approximately $27.4 million used in operating activities during the six months ended June 30, 2002. During the six months ended June 30, 2003, our use of cash in operations was due principally to our net loss of approximately $27.0 million and the reduction in accounts payable and accrued expenses of approximately $3.2 million, partially offset by approximately $2.3 million of depreciation and amortization.  We expect our cash utilization to increase for the remainder of 2003 as a result of an overall increase in operating expenses as we prepare for the possible commercial launch of Plenaxis, continue with clinical trials for Apan, initiate a new clinical program for PPI-2458 and expand our research and development initiatives.  The actual amount of these expenditures will depend on numerous factors, including the timing of expenses and the timing and progress of our research, development, marketing and sales efforts.

Net cash provided by investing activities of approximately $43.0 million for the six months ended June 30, 2003 consisted primarily of net sales or maturities of marketable securities of approximately $43.3 million.  This compares to net cash provided by investing activities of approximately $11.6 million for the corresponding period in 2002.  Net cash provided by investing activities for the six months ended June 30, 2002 was primarily related to net sales or maturities of marketable securities of approximately $13.0 million.

In July 2000, in connection with the purchase, through our wholly owned real estate subsidiary, of our corporate headquarters and research facility in Waltham, Massachusetts, the subsidiary entered into an acquisition and construction loan agreement providing for up to $33.0 million in financing for the acquisition of, and improvements to, the facility. As of June 30, 2003, $33.0 million was outstanding under the loan agreement. Advances bear interest at a rate equal to the 30-day LIBOR plus 2.0% (3.12% at June 30, 2003). Interest is payable monthly in arrears. In July, we exercised the first of two one-year extension options, extending the maturity date of the loan until July 30, 2004.  As a result of this extension, in August we started making monthly principal payments on the loan of approximately $70,000, in addition to the existing interest payments.  In connection with this extension, we also entered into an interest rate cap agreement in order to reduce the potential impact of interest rate increases on future income.

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

At December 31, 2002, we had provided a valuation allowance of $64.1 million for our deferred tax assets. The valuation allowance represents the value of the deferred tax assets.  Due to anticipated  future operating losses, we believe that it is more likely than not that we will not realize the net deferred tax assets in the future and we have provided an appropriate valuation allowance.

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board, or FASB, issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities, or FIN No. 46.  FIN No. 46 sets forth the criteria used in determining whether an investment in a variable interest entity, or VIE, should be consolidated and is based on the general premise that companies that control another entity through interests other than voting interests should consolidate the controlled entity.  FIN No. 46 would require the consolidation of specified VIE’s created before February 1, 2003 in our September 30, 2003 Quarterly Report on Form 10-Q.  For specified VIE’s created after January 31, 2003, FIN No. 46 would require consolidation in this Quarterly Report on Form 10-Q.  We do not have any VIE’s.  Accordingly, the implementation of FIN No. 46 will not have any impact on our consolidated financial statements.

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

We cannot assure you that we will be profitable in the future or, if we attain profitability, that it will be sustainable. All of our potential products are in the research or development stage. We have not yet marketed or sold any products, and we may not succeed in developing and marketing any product in the future. To date, we have derived substantially all of our revenues from payments under corporate collaboration and license agreements. Due to the termination of the Amgen and Sanofi-Synthélabo agreements and the uncertainty regarding regulatory approval for our lead product candidate, Plenaxis, for the foreseeable future, we do not expect to have any revenues, other than interest income. In addition, we expect to continue to spend significant amounts to develop commercial sales and marketing capabilities, continue clinical studies and seek regulatory approval for our existing product candidates. We also intend to spend substantial amounts to fund additional research and development for other potential products, enhance our core technologies, and for general and administrative purposes. As of June 30, 2003, we had an accumulated deficit of approximately $157.5 million. We expect that our operating expenses will increase significantly due primarily to increased expenses related to continued pre-commercialization activities for Plenaxis, as well as the initiation and continuation of studies as part of our other clinical programs, resulting in significant operating losses at least through 2005 and possibly thereafter.

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

In addition, many factors could delay or result in termination of our ongoing or future clinical trials. For example, a clinical trial may experience slow patient enrollment or lack of sufficient drug supplies. Patients may experience adverse medical events or side effects, and there may be a real or perceived lack of effectiveness of, or of safety issues associated with, the drug we are testing. Future governmental action or existing or changes in FDA policies or precedents, may also result in delays or rejection of an application for marketing approval.  The FDA has considerable discretion in determining whether to grant marketing approval for a drug, and may delay or deny approval even in circumstances where the applicant’s clinical trials have proceeded in compliance with FDA procedures and regulations and have met the established end-points of the trials. Challenges to FDA determinations are generally time-consuming and costly.  We can give no assurance that we will obtain marketing approval for Plenaxis, our drug candidate for the treatment of hormonally responsive prostate cancer and endometriosis, or for any of our other product candidates.  Also, regulatory approval may be conditioned upon significant labeling requirements and, as described below, in the case of FDA approval of Plenaxis, will require that we agree with the FDA on and implement some form of controlled or managed distribution program.  Such labeling or distribution requirements could adversely affect the marketability or value of the product.

To date, none of our product candidates has received regulatory approval for commercial sale. In June 2001, we received a letter from the FDA with respect to our NDA for Plenaxis for the treatment of hormonally responsive advanced prostate cancer, in which the FDA indicated that the information presented in the NDA was inadequate for approval. The FDA raised concerns regarding the occurrence of immediate-onset, systemic allergic reactions in a small subset of clinical trial patients. In addition, the FDA expressed concern that, in a subset of patients treated beyond the three-month pivotal study time frame, fluctuations in testosterone levels were observed more frequently in patients treated with Plenaxis than in patients treated with either Lupron Depot or Lupron Depot plus Casodex.  We have proposed various alternatives to the FDA to address these issues and improve the risk/benefit profile of Plenaxis. Based upon our discussions with the FDA, we are now seeking approval for Plenaxis for use in advanced, symptomatic prostate cancer patients for whom the use of existing hormonal therapies may not be appropriate.  In February 2003, we resubmitted to the FDA our NDA seeking approval for this indication.  In July 2003, the FDA indicated that our original action date of August 27, 2003 would be extended by 90 days.  We now expect a response from the FDA regarding the approvability of Plenaxis by November 26, 2003.  During the extension, the FDA will finalize its review of data recently requested by, and submitted to, the agency, as well as work with us to arrive at the appropriate risk management program for Plenaxis.  Specifically, the agency has indicated that our proposed risk management program would need to include some form of controlled or managed distribution.  We will work with the FDA to determine the necessary modifications to our risk management program.

In June 2003, we also submitted an MAA in Germany and anticipate broader approvals under the MRP to market Plenaxis in the European Union for the treatment of a broad population of hormonally responsive prostate cancer patients.  We expect that the German regulatory authorities will complete their review of our MAA by mid-2004.

The FDA actions described above have delayed, and otherwise adversely affected, our obtaining regulatory approval to market Plenaxis in the United States for the treatment of advanced prostate cancer.  There could be further delays due to FDA review or action, and the FDA could deny approval altogether.  If we are further delayed in obtaining or are unable to obtain FDA approval, any foreign regulatory approval or regulatory approval to market our other potential products, we may exhaust our available resources significantly sooner than we had planned, particularly given the termination of the Amgen and Sanofi-Synthélabo agreements. If this were to happen, we would need to either raise additional funds or seek alternative partners to complete development and commercialization of Plenaxis and continue our currently planned research and development programs. We cannot assure you that we would be able to raise the necessary funds or negotiate additional corporate collaborations on acceptable terms, if at all.

We may be unable to establish marketing and sales capabilities necessary to successfully commercialize Plenaxis or our other potential products.

We have no experience in marketing or selling pharmaceutical products and have very limited marketing and sales resources. To achieve commercial success for any approved product, we must either develop a marketing and sales force, as well as the infrastructure to support it, or enter into arrangements with others to market and sell our products. We may be unable to establish marketing, sales and distribution capabilities necessary to commercialize and gain market acceptance for our potential products. We have announced our intention to independently market and sell Plenaxis in the United States if we receive FDA approval of this product for use in advanced, symptomatic prostate cancer patients. Accordingly, we will need to hire a sales force with expertise in pharmaceutical sales. Recruiting and retaining qualified sales personnel will be critical to our success. Competition for skilled personnel is intense, and we cannot assure you that we will be able to attract and retain a sufficient number of qualified individuals to successfully launch Plenaxis or any other potential product. In addition, establishing the expertise necessary to successfully market and sell

Plenaxis, or any other product, will require a substantial capital investment. Our ability to successfully commercialize Plenaxis in the United States for the treatment of advanced, symptomatic prostate cancer patients and to otherwise execute our current operating plan and attain profitability by 2006, without the need to raise additional capital, is dependent on numerous factors, including, as described above, our receipt by the end of 2003 of regulatory approval to market Plenaxis in the United States for advanced, symptomatic prostate cancer patients, partnering of clinical programs at opportune times and continued prudent fiscal management.  Accordingly, we cannot assure investors that we will have the funds to successfully commercialize Plenaxis or any other potential product in the United States or elsewhere.

We have also announced our intention to market and sell Plenaxis outside of the United States through one or more marketing partners.  We have not entered into any such arrangements and we cannot assure you that we will be able to enter into agreements with third parties on acceptable terms, if at all. In addition, co-promotion or other marketing arrangements with third parties to commercialize Plenaxis or any other potential products could significantly limit the revenues we derive from these products, and these third parties may fail to commercialize Plenaxis or our other potential products successfully. To the extent we enter into any such agreements, the parties to those agreements may also market products that compete with our products, further limiting our potential revenue from product sales.

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

•                                 the terms of any risk management and/or controlled or managed distribution program required by the FDA in connection with the approval of Plenaxis or any of our other product candidates;

•                                 the product labeling or product insert required by the FDA for Plenaxis and each of our other product candidates;

•                                 the effectiveness of Plenaxis or any of our other product candidates, including any potential side effects, as compared to alternative treatment methods;

•                                 the extent and success of our marketing and sales efforts relating to the marketing and sale of Plenaxis or other potential products;

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

The continuing efforts of government and third-party payors to contain or reduce the costs of health care may limit our commercial opportunity. If government and other third-party payors do not provide adequate coverage and reimbursement for Plenaxis or our other product candidates, physicians may not prescribe them. If we are unable to offer physicians comparable or superior financial motivation to use Plenaxis or our other product candidates, we may not be able to generate significant revenues. In some foreign markets, pricing and profitability of prescription pharmaceuticals are subject to government control. In the United States, we expect that there will continue to be federal and state proposals for similar controls. In addition, managed care initiatives in the United States will continue to put pressure on the pricing of pharmaceutical products. Cost control initiatives could decrease the price that we receive for any of our products in the future. Further, cost control initiatives could impair or diminish our ability, or incentive, or the ability or incentive of potential partners, to commercialize Plenaxis or any of our other products, and accordingly, our ability to earn revenues from this commercialization.

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

Under our collaboration agreement with Amgen, Amgen had control over certain phases of the manufacturing process for Plenaxis and was itself performing certain manufacturing processes.  Due to the termination of our collaboration agreement with Amgen, to assure an adequate supply of drug product for continued clinical studies and, if Plenaxis is approved for marketing, for commercial sale, we were required to enter into a new agreement with a third party manufacturer to provide for the manufacturing functions that Amgen had been performing.  Due to the use of a different manufacturer, we may be required to undergo additional regulatory review and compliance procedures which could result in additional expenses and further delay the regulatory review and potential commercialization of Plenaxis for the treatment of advanced, symptomatic prostate cancer patients.

The loss or failure of any of our third-party manufacturers could substantially delay or impair our development, or our sale or continued sale, of Plenaxis products.

For each stage of Plenaxis production we have relied, and expect in the near term to continue to rely, on a single third-party manufacturer, and we currently have not contracted, and in the near term do not expect to contract, with a second supplier for any of these production stages. Accordingly, the loss of one or more of these suppliers for any reason, including as a result of fire, terrorism, acts of God or insolvency or bankruptcy, could result in substantial delays in, or substantially impair our ability to complete, clinical trials and regulatory submissions or reviews, and could delay or impair substantially our sale or continued sale of Plenaxis products. Such delays or impairment, and the associated costs and expenses, may lower our potential revenues and delay or prevent our attaining profitability. While we intend to evaluate the possibility of a second source of supply at each stage of Plenaxis production, the number of qualified alternative suppliers is limited, and we cannot assure investors that we will be able to locate alternative suppliers or negotiate second supply agreements on reasonable terms. Furthermore, the process of engineering a new supplier’s facility for the production of Plenaxis and obtaining the necessary FDA approval of the facility would require substantial lead-time and could be extremely costly. We cannot assure investors that we will not lose one or more of our suppliers, or that in such event we would be readily able to continue the development and commercialization and sale of Plenaxis products without substantial and costly delays.

Alternative treatments are available which may impair our ability to capture or maintain market share for our potential products.

Alternative products exist or are under development to treat the diseases for which we are developing drugs. For example, the FDA has approved several drugs for the treatment of prostate cancer that respond to changes in hormone levels. Even if the FDA approves Plenaxis for commercialization for the treatment of advanced, symptomatic prostate cancer patients, the approval is expected to be limited to a particular group of patients and distribution of Plenaxis is expected to be controlled or managed in some manner.  Accordingly, it may be difficult for doctors to obtain Plenaxis or they may choose to use alternative treatments that are more readily available.  Moreover, Plenaxis may not compete favorably with existing treatments that already have an established market share. If Plenaxis does not achieve broad market acceptance as a drug for the treatment of advanced, symptomatic prostate cancer patients, we may not become profitable.

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

Our technologies, processes or potential products may give rise to claims that they infringe patents or other intellectual property rights of third parties.  A third party could force us to pay damages, stop our use of these technologies or processes, or stop our manufacturing or marketing of the affected products by bringing a legal action against us for infringement. In addition, we could be required to obtain a license to continue to use the technologies or processes or to manufacture or market the affected products, and we may not be able to do so on acceptable terms or at all. We believe that significant litigation will continue in our industry regarding patent and other intellectual property rights. If we become involved in litigation, it could consume a substantial portion of our resources. Even if legal actions were meritless, defending a lawsuit could take significant time, be expensive and divert management’s attention from other business concerns.

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

If appropriate opportunities become available, we may attempt to acquire businesses, or acquire or in-license products or technologies, that we believe are a strategic fit with our business. We currently have no commitments or agreements for any acquisitions.  If we do undertake any transaction of this sort, the process of integrating an acquired business, or an acquired or in-licensed product or technology, may result in unforeseen operating difficulties and expenditures and may absorb significant management attention that would otherwise be available for the ongoing development of our business. Moreover, we may fail to realize the anticipated benefits of any transaction of this sort. To the extent we issue stock in a transaction, the ownership interest of our stockholders will be diluted. Transactions of this kind could also cause us to incur debt, expose us to future liabilities and result in expenses related to goodwill and other intangible assets.

The market price of our common stock may experience extreme price and volume fluctuations.

The market price of our common stock may fluctuate substantially due to a variety of factors, including, but not limited to:

•                                 announcement of FDA approval or disapproval of Plenaxis for the treatment of advanced, symptomatic prostate cancer patients or any of our other product candidates, or of associated labeling or controlled or managed distribution requirements;

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

•                                 the timing and level of expenses related to our other research and clinical development programs; and

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk.  We have not entered into any instruments for trading purposes.  Some of the securities that we invest in may have market risk. This means that an increase in prevailing interest rates may cause the principal amount of the investment to decrease. To minimize this risk in the future, we maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds and government and non-government debt securities. An immediate hypothetical 100 basis point increase in interest rates would have resulted in an approximate $0.5 million decrease in the fair value of our investments as of June 30, 2003.  The same hypothetical increase in interest rates as of December 31, 2002 would have resulted in an approximate $0.8 million decrease in the fair value of our investments.  Due to the conservative nature and relatively short duration of our investments, interest rate risk is mitigated. As of June 30, 2003, approximately 96% of our total investments will mature in one year or less, with the remainder maturing in less than two years.

In connection with the purchase of our new facility in July 2000, our wholly owned real estate subsidiary executed an acquisition and construction loan agreement that provides for up to $33.0 million in borrowings at a floating interest rate indexed to 30-day LIBOR. In July 2003, we exercised the first of two one-year extension options extending the maturity date of the loan until July 30, 2004.  In connection with this extension, the subsidiary has entered into an interest rate cap agreement which limits exposure to interest rate increases above a certain threshold.  Due to the current interest rate environment and the relatively short duration of the loan agreement extension, we currently do not believe that there is material interest rate risk exposure with respect to the loan agreement. In addition, we believe that we have mitigated our risk relating to significant adverse fluctuations in interest rates with respect to borrowings under the loan agreement, and we do not believe that a 10% change in interest rates would have a material impact on our results of operations or cash flows.

ITEM 4.  CONTROLS AND PROCEDURES.

(a)                             Disclosure Controls and Procedures.

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report.  Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.

(b)                               Internal Control Over Financial Reporting.

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

We held our Annual Meeting of Stockholders on May 21, 2003 to (i) elect six directors, (ii) approve our Employee Stock Purchase Plan, as amended and restated, and (iii) ratify the appointment by our Board of Directors of Ernst & Young LLP as our independent auditors for fiscal year 2003.

The following nominees were elected, by the vote set forth below, to hold office until the next annual meeting of stockholders and until their successors are duly elected and qualified:

Nominee:	Number of Votes For:	Number of Votes Withheld:
Malcolm L. Gefter, Ph.D.	44,209,621	5,159,506
G. Leonard Baker, Jr.	49,212,673	156,454
Henry F. McCance	49,212,673	156,454
William R. Ringo	44,236,552	5,132,575
David B. Sharrock	49,212,673	156,454
Patrick J. Zenner	44,105,335	5,263,792

In addition, the stockholders approved the Employee Stock Purchase Plan, as amended and restated to increase by 240,000 the number of shares of common stock, par value $.01 per share, authorized for issuance under the Plan and extend the term of the Plan until June 30, 2005, by the following vote:

For:	Against:	Abstain:

45,877,440	3,435,254	56,432

The stockholders also ratified the appointment by the Board of Directors of Ernst & Young LLP as our independent auditors for fiscal year 2003 by the following vote:

For:	Against:	Abstain:

47,508,497	1,840,139	20,491

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)                                  Exhibits

Exhibit Number

Exhibit

3.1	Amended and Restated Certificate of Incorporation (2)

3.2	Third Amended and Restated By-Laws (5)

4.1	Specimen certificate representing shares of common stock (1)

4.2	Specimen certificate representing shares of common stock (including Rights Agreement Legend) (3)

4.3	Rights Agreement between the Registrant and American Stock Transfer & Trust Company, as Rights Agent (4)

Exhibit Number

Exhibit

4.4	Form of Certificate of Designations of Series A Junior Participating Preferred Stock (attached as Exhibit A to the Rights Agreement filed as Exhibit 4.3 hereto) (4)

4.5	Form of Rights Certificate (attached as Exhibit B to the Rights Agreement filed as Exhibit 4.3 hereto) (4)

10.1	Amended and Restated Employee Stock Purchase Plan (6)

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

(4)	Incorporated by reference to Registration Statement on Form 8-A filed with the Securities and Exchange Commission on January 26, 2001.

(5)	Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 2002 filed with the Securities and Exchange Commission on March 19, 2003.

(6)	Incorporated by reference to Registration Statement on Form S-8 (333-106012) filed with the Securities and Exchange Commission on June 11, 2003.

(b)	Reports Submitted on Form 8-K

On April 16, 2003, we filed a Current Report on Form 8-K to file under Item 5 (Other Events) a copy of our Press Release dated April 16, 2003.

On April 25, 2003, we furnished a Current Report on Form 8-K to furnish under Item 9 (Regulation FD Disclosure) a copy of our Press Release dated April 25, 2003.

On June 23, 2003, we filed a Current Report on Form 8-K to file under Item 5 (Other Events) a copy of our Press Release dated June 23, 2003.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

PRAECIS PHARMACEUTICALS INCORPORATED

Date: August 13, 2003

By	/s/ Kevin F. McLaughlin
Kevin F. McLaughlin
Chief Financial Officer, Senior Vice President, Treasurer and Secretary (Duly Authorized Officer and Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit

3.1	Amended and Restated Certificate of Incorporation (2)

3.2	Third Amended and Restated By-Laws (5)

4.1	Specimen certificate representing shares of common stock (1)

4.2	Specimen certificate representing shares of common stock (including Rights Agreement Legend) (3)

4.3	Rights Agreement between the Registrant and American Stock Transfer & Trust Company, as Rights Agent (4)

4.4	Form of Certificate of Designations of Series A Junior Participating Preferred Stock (attached as Exhibit A to the Rights Agreement filed as Exhibit 4.3 hereto) (4)

4.5	Form of Rights Certificate (attached as Exhibit B to the Rights Agreement filed as Exhibit 4.3 hereto) (4)

10.1	Amended and Restated Employee Stock Purchase Plan (6)

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

(4)	Incorporated by reference to Registration Statement on Form 8-A filed with the Securities and Exchange Commission on January 26, 2001.

(5)	Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 2002 filed with the Securities and Exchange Commission on March 19, 2003.

(6)	Incorporated by reference to Registration Statement on Form S-8 (333-106012) filed with the Securities and Exchange Commission on June 11, 2003.