Form 10-Q
period 2003-09-30
PRAECIS PHARMACEUTICALS INC
filed 2003-11-14
CIK 1033025

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

As of October 31, 2003, there were 51,900,923 shares of the registrant’s common stock, $.01 par value, outstanding.

PRAECIS PHARMACEUTICALS INCORPORATED

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2003

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

PRAECIS PHARMACEUTICALS INCORPORATED

Condensed Consolidated Balance Sheets

(In thousands, except share data)

(Unaudited)

	December 31, 2002	September 30, 2003

Assets
Current assets:
Cash and cash equivalents	$64,913	$89,446
Marketable securities	130,122	67,240
Prepaid expenses and other assets	848	1,135

Total current assets	195,883	157,821

Property and equipment, net	71,252	68,250
Due from officer	933	858
Other assets	182	15

Total assets	$268,250	$226,944

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,285	$1,124
Accrued expenses	7,075	7,560
Current portion of long-term debt	—	747

Total current liabilities	10,360	9,431
Long-term debt	33,000	32,067

Commitments and contingencies

Stockholders’ equity:
Common Stock, $0.01 par value; 200,000,000 shares authorized; 51,801,423 shares in 2002 and 51,900,197 shares in 2003 issued and outstanding	518	519
Accumulated other comprehensive income	203	165
Additional paid-in capital	354,676	355,019
Accumulated deficit	(130,507)	(170,257)

Total stockholders’ equity	224,890	185,446

Total liabilities and stockholders’ equity	$268,250	$226,944

See accompanying notes.

PRAECIS PHARMACEUTICALS INCORPORATED

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2003	2002	2003

Corporate collaboration revenue	$—	$—	$1,029	$—

Costs and expenses:
Research and development	19,986	9,918	44,840	30,887
Sales and marketing	325	732	1,039	2,794
General and administrative	2,274	2,443	7,131	7,171
Total costs and expenses	22,585	13,093	53,010	40,852

Operating loss	(22,585)	(13,093)	(51,981)	(40,852)

Interest income, net	997	308	3,492	1,102
Gain on termination of collaboration agreement	16,020	—	16,020	—

Net loss	$(5,568)	$(12,785)	$(32,469)	$(39,750)

Basic and diluted net loss per share	$(0.11)	$(0.25)	$(0.63)	$(0.77)

Weighted average number of basic and diluted shares outstanding	51,782	51,883	51,643	51,838

See accompanying notes.

PRAECIS PHARMACEUTICALS INCORPORATED

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2002	2003
Operating activities:
Net loss	$(32,469)	$(39,750)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	3,535	3,416
Stock compensation	(195)	114
Changes in operating assets and liabilities:
Accounts receivable	458	—
Prepaid expenses and other assets	(133)	(120)
Due from officer	(1,000)	75
Accounts payable	(25,526)	(2,161)
Accrued expenses	(536)	485

Net cash used in operating activities	(55,866)	(37,941)

Investing activities:
Purchase of available-for-sale securities	(87,267)	(35,936)
Sales or maturities of available-for-sale securities	100,281	98,780
Purchase of property and equipment	(1,625)	(414)

Net cash provided by investing activities	11,389	62,430

Financing activities:
Principal payments on debt	—	(186)
Proceeds from exercises of stock options	930	230

Net cash provided by financing activities	930	44

Net (decrease) increase in cash and cash equivalents	(43,547)	24,533
Cash and cash equivalents, beginning of period	144,685	64,913

Cash and cash equivalents, end of period	$101,138	$89,446

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

Stock-Based Compensation

The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”), and related interpretations, in accounting for its stock-based compensation plans. Under APB No. 25, when the exercise price of options granted to employees under these plans equals the market price of the underlying stock on the date of grant, no compensation expense is required.  The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (“SFAS”) No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of Financial Accounting Standards Board (“FASB”) Statement No. 123 (“SFAS No. 148”).

Accordingly, had compensation expense for the Company’s stock option plans been determined based on the fair value at the grant date for awards under these plans, consistent with the methodology prescribed under SFAS No. 148, the Company’s net loss and net loss per share would have approximated the pro forma amounts indicated below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2003	2002	2003
Net loss, as reported	$(5,568)	$(12,785)	$(32,469)	$(39,750)
Deduct/(add): Stock compensation cost as computed under APB No. 25	1	46	(195)	114
Deduct: Stock based employee compensation cost, net of related tax effects, that would have been included in the determination of net loss as reported if the fair value method had been applied to all awards	(2,702)	(2,963)	(8,330)	(8,531)
Pro forma net loss	$(8,269)	$(15,702)	$(40,994)	$(48,167)
Diluted net loss per share, as reported	$(0.11)	$(0.25)	$(0.63)	$(0.77)
Diluted net loss per share, pro forma	$(0.16)	$(0.30)	$(0.79)	$(0.93)

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

Net Loss Per Share

Basic net loss per share is based on the weighted average number of common shares outstanding.  For the three and nine months ended September 30, 2002 and 2003, diluted net loss per common share is the same as basic net loss per common share as the inclusion of common stock options would be antidilutive due to the Company’s net losses for all periods presented.  Diluted net loss per common share excluded 6,926,270 and 7,967,327 common stock options for the periods ended September 30, 2002 and 2003, respectively.

Comprehensive Income

SFAS No. 130, Reporting Comprehensive Income, establishes standards for the reporting and display of comprehensive income (loss) and its components in the consolidated financial statements.  The Company’s accumulated other comprehensive income is comprised primarily of net unrealized gains or losses on available-for-sale securities.  For the three and nine months ended September 30, 2002 and 2003, respectively, comprehensive loss was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2003	2002	2003
Net loss	$(5,568)	$(12,785)	$(32,469)	$(39,750)
Changes in comprehensive loss:
Net unrealized holding losses on investments	(326)	(131)	(598)	(38)
Total comprehensive loss	$(5,894)	$(12,916)	$(33,067)	$(39,788)

Recent Accounting Pronouncements

In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN No. 46”).  FIN No. 46 sets forth the criteria used in determining whether an investment in a variable interest entity (“VIE”) should be consolidated and is based on the general premise that companies that control another entity through interests other than voting interests should consolidate the controlled entity.  FIN No. 46 would require the consolidation of specified VIE’s created before February 1, 2003 in our Annual Report on Form 10-K for the year ended December 31, 2003.  For specified VIE’s created after January 31, 2003, FIN No. 46 would require consolidation in this Quarterly Report on Form 10-Q.  The Company does not have any VIE’s.  Accordingly, the implementation of FIN No. 46 will not have any impact on its consolidated financial statements.

3.                                      Mortgage Financing

On July 30, 2003, the Company exercised the first of two one-year extension options on its acquisition and construction loan agreement, extending the maturity date until July 30, 2004.  On August 1, 2003, the Company began to pay approximately $62,000 per month in principal in addition to the existing interest payments on the loan.  In connection with this extension, the Company also entered into an interest rate cap agreement in order to reduce the potential impact of interest rate increases on future income.

4.                                      Gain on Termination of Collaboration Agreement

In August 2002, the Company paid Amgen Inc. (“Amgen”) $13.0 million in full and complete satisfaction of all amounts payable under the Company’s previously terminated collaboration agreement with Amgen and in consideration of the transfer from Amgen to the Company of title to, and possession of, any existing materials inventory. As a result of the Company’s payment of this amount, plus certain related legal fees in connection with the termination agreement, the Company eliminated the excess of its previously accrued $29.1 million liability related to this collaboration agreement and recognized a gain of $16.0 million during the third quarter of 2002.

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

Overview

Since our inception, we have been engaged in developing drugs for the treatment of a variety of human diseases.  Our lead program is the development of Plenaxis™ (abarelix for injectable suspension), a drug for the treatment of diseases that respond to the lowering of certain hormone levels. We are developing Plenaxis for the treatment of hormonally responsive prostate cancer and endometriosis.  We are seeking approval for Plenaxis in the United States for use in advanced symptomatic prostate cancer patients for whom the use of existing hormonal therapies may not be appropriate.  We resubmitted our new drug application, or NDA, to the FDA on February 27, 2003 seeking approval for this indication.  In July 2003, the FDA indicated that the original action date of August 27, 2003 would be extended by 90 days, and we now expect a response from the FDA by November 26, 2003.

In June 2003, we initiated the regulatory submission process in the Europe Union seeking approval to market Plenaxis for the treatment of a broad population of hormonally responsive prostate cancer patients.  We submitted a marketing authorization application, or MAA, in Germany and will seek broader European Union approvals under the Mutual Recognition Procedure, or MRP.  We believe that the German review process will be completed during 2004.  We are in discussions with potential partners for the commercialization of Plenaxis in Europe, as well as for the development and commercialization of Plenaxis in Japan.

We are conducting clinical trials of Apan, our proprietary drug candidate for the treatment of Alzheimer’s disease.  PPI-2458 is our proprietary compound in development for the potential treatment of a variety of inflammatory diseases, as well as a wide range of cancers.  We have filed an investigational new drug application, or IND, to study PPI-2458 in patients with non-Hodgkin’s lymphoma and expect to initiate a clinical trial in this indication during the fourth quarter of 2003.  In addition, we have other programs in the research or preclinical development stage.

Since our inception, we have had no revenues from product sales.  In the past, a significant portion of our revenues was received under collaboration agreements through which we converted the potential value underlying our Plenaxis program into a stream of upfront, milestone and expense reimbursement payments from corporate collaborators.  In 2001, we regained full ownership of our Plenaxis program and, as a result, all revenues and ongoing financial obligations under our former collaboration agreements have ended.  Substantially all of our expenditures to date have been for drug development and commercialization activities and for general and administrative expenses.

Due to the costs associated with the continued development and potential commercialization of Plenaxis in the United States for the treatment of advanced symptomatic prostate cancer patients, as well as other research and development and general and administrative expenses, and our lack of revenues, we had a net operating loss for the first nine months of 2003.  We expect to continue to have net operating losses at least through 2005.  Assuming receipt by the end of 2003 of FDA marketing approval for Plenaxis in the United States, partnering of clinical programs at opportune times and continued prudent fiscal management, we believe that our existing cash and investments will be sufficient for us to execute our current operating plan and attain profitability by 2006 without the need to return to the capital markets.

The market for currently available hormonal therapies to treat prostate cancer is approximately $1.2 billion in the United States.  We believe that the revenue opportunity for Plenaxis, if approved for the treatment of advanced symptomatic prostate cancer patients for whom the use of existing hormonal therapies may not be appropriate, may represent 15% or more of this market.  However, our actual revenues will depend upon our approved labeling and risk management program, as well as the success of our commercialization efforts.

Our accumulated deficit as of September 30, 2003 was approximately $170.3 million.

At September 30, 2003, we had 139 full-time employees, 106 of whom were engaged in research and development activities, compared to 133 full-time employees at September 30, 2002, 103 of whom were engaged in research and development activities.

Results of Operations

Three Months Ended September 30, 2003 Compared To Three Months Ended September 30, 2002

We had no revenues for the three months ended September 30, 2003.  If the FDA grants marketing approval for Plenaxis in the United States by the end of 2003, we estimate that we will begin to ship product during the first quarter of 2004.  If the FDA does not grant marketing approval for Plenaxis in the United States, or if approval is delayed, such denial or delay is likely to have a materially adverse impact on our expected revenues.

Research and development expenses for the three months ended September 30, 2003 decreased 50% to approximately $9.9 million, from approximately $20.0 million for the corresponding period in 2002. The decrease in expenses reflects reduced spending in our clinical and preclinical programs.  As a result of the resubmission of the Plenaxis NDA in February 2003, spending on the prostate cancer clinical development program was reduced significantly.  During the second quarter of 2003, we initiated a phase Ib clinical trial for Apan.  We plan to initiate a phase I clinical trial for PPI-2458 in patients with non-Hodgkin’s lymphoma during the fourth quarter of 2003.  Overall, we expect our research and development expenses for the remainder of 2003 to remain lower than 2002 spending and then increase thereafter.  While we are generally able to forecast our overall spending on research and development, we are unable to predict the precise level of spending on individual clinical programs due to the uncertain nature of clinical development and the potential for future development partnerships.

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

We began our clinical program to develop Plenaxis for the treatment of prostate cancer in 1996. In December 2000, we submitted an NDA to the FDA for Plenaxis for the treatment of hormonally responsive prostate cancer. However, the FDA raised concerns regarding the occurrence of immediate-onset, systemic allergic reactions in a small subset of clinical trial patients. In addition, the FDA expressed concern that, in a subset of patients treated beyond the three-month pivotal study time frame, fluctuations in testosterone levels were observed more frequently in patients treated with Plenaxis than in patients treated with either Lupron Depot or Lupron Depot plus Casodex.  We have proposed various alternatives to the FDA to address these issues and improve the risk/benefit profile of Plenaxis.  As mentioned above, we resubmitted our NDA to the FDA on February 27, 2003 seeking approval for use in advanced symptomatic prostate cancer patients for whom the use of existing hormonal therapies may not be appropriate.  In July 2003, the FDA indicated that our original action date of August 27, 2003 would be extended by 90 days.  We now expect a response from the FDA regarding the approvability of Plenaxis by November 26, 2003.  During this extension, the FDA is reviewing previously received data requested by, and submitted to, the agency, as well as working with us to arrive at the appropriate risk management program for Plenaxis.  Specifically, the FDA has indicated that our proposed risk management program must include some form of controlled or managed distribution.  We are working with the FDA to finalize the details of our risk management program, as well as other matters required for approval.

On June 23, 2003, we also submitted an MAA in Germany.  We will subsequently seek broader European Union approval for Plenaxis under the MRP to market Plenaxis for the treatment of a broad population of hormonally responsive prostate cancer patients.  We believe that the German regulatory authorities will complete their review of our MAA during 2004.  We are in discussions with potential partners for the commercialization of Plenaxis in Europe, as well as for the development and commercialization of Plenaxis in Japan.

However, we cannot assure investors that we will be successful in obtaining approval in the United States or abroad for Plenaxis for the treatment of any population of prostate cancer patients or for any other indication.

In 1998, we began our clinical program to develop Plenaxis for the treatment of endometriosis. We completed a phase II study of Plenaxis for the treatment of pain associated with endometriosis in March 2002. Results from this study suggest that we may be able to utilize a lower dose and/or a more prolonged dosing interval in future studies to reduce drug exposure and attendant bone mineral density loss, a known consequence of hormonal therapies that lower estrogen levels.  Accordingly, during 2002, we initiated and completed a pharmacokinetic study of Plenaxis for the treatment of endometriosis to examine the appropriate dose and dosing schedule.  Upon completion of our review of the results of this study, we will determine the next steps for development, which will include evaluating partnership opportunities.

We began our clinical program for Apan in 2000.  We have completed a normal volunteer, phase Ia dose escalation study of Apan and have determined a maximum tolerated dose, or MTD, in healthy volunteers.  During the second quarter of 2003, we initiated a phase Ib trial of Apan in Alzheimer’s disease patients.  In this trial, we are evaluating a single administration of Apan in a series of patient cohorts, escalating the dose in successive cohorts, with the goal of establishing the MTD in patients.  We anticipate completing this study during the first half of 2004.  Upon completion of the phase Ib study and, assuming favorable FDA review of the study’s results, we intend to initiate a phase Ic trial examining multiple administrations of a selected Apan dose in Alzheimer’s disease patients.

We plan to initiate our first clinical study for PPI-2458 during the fourth quarter of 2003.  PPI-2458 is a novel, proprietary molecule based on the fumagillin class of compounds that have been shown to prevent both abnormal cell growth and the formation of new blood vessels, which contribute to aberrant tissue growth.  In the proposed study, we will evaluate an oral formulation of PPI-2458 in non-Hodgkin’s lymphoma patients who are no longer benefiting from other therapies.  The study will utilize an accelerated dosing regimen in one-month treatment cycles, with the option for patients to continue on the study for multiple one-month cycles.  The primary goal of the study is to establish the MTD of orally administered PPI-2458 in this patient population.  The study will also utilize a proprietary pharmacodynamic assay to evaluate the inhibition of the target enzyme, MetAP2.  In addition to non-Hodgkin’s lymphoma, we also intend to continue evaluating the potential utility of PPI-2458 for treating certain other cancers, as well as rheumatoid arthritis and psoriasis.

Sales and marketing expenses for the three months ended September 30, 2003 increased to approximately $0.7 million, from approximately $0.3 million for the corresponding period in 2002.  This increase was due to increased costs related to pre-commercialization efforts in connection with the possible launch of Plenaxis in the United States, in particular for market research, various national meetings, and pricing and reimbursement consulting activities.  We intend, upon FDA approval of our NDA, to market and sell Plenaxis in the United States through our own marketing and sales team.  Accordingly, assuming FDA approval of Plenaxis, we expect our sales and marketing expenses to continue to increase during the remainder of 2003 and thereafter, and to include, but not be limited to, expenses relating to the building of a commercial infrastructure, the cost of our sales force, and educational, promotional and marketing programs.

General and administrative expenses for the three months ended September 30, 2003 increased 7% to approximately $2.4 million, from approximately $2.3 million for the corresponding period in 2002. We expect that general and administrative expenses will increase slightly during the remainder of 2003 and thereafter based on normal hiring of additional administrative personnel to support the continued growth of our research, development and commercialization initiatives.

Net interest income for the three months ended September 30, 2003 decreased 69% to approximately $0.3 million, from approximately $1.0 million for the corresponding period in 2002. The decrease in net interest income was due primarily to lower average cash and investment balances and lower average interest rates.

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

Nine Months Ended September 30, 2003 Compared To Nine Months Ended September 30, 2002

We had no revenues for the nine months ended September 30, 2003, compared to approximately $1.0 million for the corresponding period in 2002.  During the second quarter of 2002, we received a final reimbursement payment from a former corporate collaborator.  We do not expect to receive any additional revenues under this former collaboration agreement.

Research and development expenses for the nine months ended September 30, 2003 decreased 31% to approximately $30.9 million, from approximately $44.8 million for the corresponding period in 2002.  The decrease in expenses reflects reduced spending in our clinical and preclinical programs.  As a result of the resubmission of the Plenaxis NDA in February 2003, spending on the prostate cancer clinical development program was reduced significantly.  In addition, pending final analysis of the results of certain clinical studies, we also reduced spending on our endometriosis program during the first nine months of 2003.  During the second quarter of 2003, we initiated a phase Ib clinical trial for Apan and we plan to initiate a phase I clinical trial for PPI-2458 in patients with non-Hodgkin’s lymphoma during the fourth quarter of 2003 and, accordingly, will increase our spending in these areas.

Sales and marketing expenses for the nine months ended September 30, 2003 increased to approximately $2.8 million, from approximately $1.0 million for the corresponding period in 2002.  This increase was due to increased costs related to pre-commercialization efforts in connection with the possible launch of Plenaxis in the United States, in particular for market research, various physician and national meetings, pricing and reimbursement consulting and sales force sizing and deployment activities.

General and administrative expenses for the nine months ended September 30, 2003 increased 1% to approximately $7.2 million, from approximately $7.1 million for the corresponding period in 2002. We expect that general and administrative expenses will increase slightly during the remainder of 2003 and thereafter based on normal hiring of additional administrative personnel to support the continued growth of our research, development and commercialization initiatives.

Net interest income for the nine months ended September 30, 2003 decreased 68% to approximately $1.1 million, from approximately $3.5 million for the corresponding period in 2002. The decrease in net interest income was due primarily to lower average cash and investment balances and lower average interest rates.

Liquidity and Capital Resources

At September 30, 2003, we had cash, cash equivalents and marketable securities of approximately $156.7 million and working capital of approximately $148.4 million, compared to approximately $195.0 million and $185.5 million, respectively, at December 31, 2002.  During 2003, we expect to use an aggregate of approximately $55.0 million to $60.0 million of our cash and investments to fund operations.  This reflects a $5.0 million to $10.0 million reduction compared to our previous guidance of approximately $65.0 million.  Assuming receipt by the end of 2003 of regulatory approval to market Plenaxis in the United States for advanced symptomatic prostate cancer patients, partnering of clinical programs at opportune times and continued prudent fiscal management, we believe that our existing cash and investments will be sufficient for us to execute our current operating plan and attain profitability by 2006 without the need to return to the capital markets.

For the nine months ended September 30, 2003, net cash of approximately $37.9 million was used in operating activities, compared to approximately $55.9 million used in operating activities during the nine months ended September 30, 2002. During the nine months ended September 30, 2003, our use of cash in operations was due principally to our net loss of approximately $39.8 million and the reduction in accounts payable of approximately $2.2 million, partially offset by approximately $3.4 million of depreciation and amortization.  We expect our cash utilization to increase for the remainder of 2003 as a result of an overall increase in operating expenses as we prepare for the expected commercial launch of Plenaxis, continue with clinical trials for Apan, initiate a clinical study for PPI-2458 and expand our research and development initiatives.  The actual amount of these expenditures will depend on numerous factors, including the timing of expenses and the timing and progress of our research, development, marketing and sales efforts.

Net cash provided by investing activities of approximately $62.4 million for the nine months ended September 30, 2003 consisted primarily of net sales or maturities of marketable securities of approximately $62.8 million.  This compares to net cash provided by investing activities of approximately $11.4 million for the corresponding period in 2002.  Net cash provided by investing activities for the nine months ended September 30, 2002 was primarily related to net sales or maturities of marketable securities of approximately $13.0 million.

In July 2000, in connection with the purchase, through our wholly owned real estate subsidiary, of our corporate headquarters and research facility in Waltham, Massachusetts, the subsidiary entered into an acquisition and construction loan agreement providing for up to $33.0 million in financing for the acquisition of, and improvements to, the facility. As of September 30, 2003, approximately $32.8 million was outstanding under the loan agreement. Advances bear interest at a rate equal to the 30-day LIBOR plus 2.0% (3.12% at September 30, 2003). Interest is payable monthly in arrears. In July, we exercised the first of two one-year extension options, extending the maturity date of the loan until July 30, 2004.  As a result of this extension, in August we started making monthly principal payments on the loan of approximately $62,000, in addition to interest payments.  In connection with this extension, we also entered into an interest rate cap agreement in order to reduce the potential impact of interest rate increases on future income.

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

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board, or FASB, issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities, or FIN No. 46.  FIN No. 46 sets forth the criteria used in determining whether an investment in a variable interest entity, or VIE, should be consolidated and is based on the general premise that companies that control another entity through interests other than voting interests should consolidate the controlled entity.  FIN No. 46 would require the consolidation of specified VIE’s created before February 1, 2003 in our Annual Report on Form 10-K for the year ended December 31, 2003.  For specified VIE’s created after January 31, 2003, FIN No. 46 would require consolidation in this Quarterly Report on Form 10-Q.  We do not have any VIE’s.  Accordingly, the implementation of FIN No. 46 will not have any impact on our consolidated financial statements.

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

We cannot assure you that we will be profitable in the future or, if we attain profitability, that it will be sustainable. All of our potential products are in the research or development stage. We have not yet marketed or sold any products, and we may not succeed in developing and marketing any product in the future. To date, we have derived substantially all of our revenues from payments under corporate collaboration and license agreements. We do not expect to have any revenues, other than interest income, until 2004 at the earliest.  In addition, we expect to continue to spend significant amounts to develop commercial sales and marketing capabilities, continue clinical studies and seek regulatory approval for our existing product candidates. We also intend to spend substantial amounts to fund additional research and development for other potential products, enhance our core technologies, and for general and administrative purposes.  As of September 30, 2003, we had an accumulated deficit of approximately $170.3 million.  We expect that our operating expenses will increase significantly due primarily to increased expenses related to continued pre-commercialization activities for Plenaxis, as well as the initiation and continuation of studies as part of our other clinical programs, resulting in significant operating losses at least through 2005 and possibly thereafter.

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

To gain regulatory approval from the FDA and foreign regulatory authorities for the commercial sale of any product, we must demonstrate in clinical trials, and satisfy the FDA and foreign regulatory authorities as to, the safety and efficacy of the product.  If we develop a product to treat a long-lasting disease, such as cancer or Alzheimer’s disease, we must gather data over an extended period of time. There are many risks associated with our clinical trials. For example, we may be unable to achieve the same level of success in later trials as we did in earlier ones. Additionally, data we obtain from preclinical and clinical activities are susceptible to varying interpretations that could impede regulatory approval. Further, some patients in our prostate cancer, Alzheimer’s disease and non-Hodgkin’s lymphoma programs have a high risk of death, age-related disease or other adverse medical events that may not be related to our products.  These events may affect the statistical analysis of the safety and efficacy of our products. If we obtain regulatory approval for a product, the approval will be limited to those diseases for which our clinical trials demonstrate the product is safe and effective.

In addition, many factors could delay or result in termination of our ongoing or future clinical trials. For example, a clinical trial may experience slow patient enrollment or lack of sufficient drug supplies. Patients may experience adverse medical events or side effects, and there may be a real or perceived lack of effectiveness of, or of safety issues associated with, the drug we are testing. Future governmental action or existing or changes in FDA policies or precedents, may also result in delays or rejection of an application for marketing approval.  The FDA has considerable discretion in determining whether to grant marketing approval for a drug, and may delay or deny approval even in circumstances where the applicant’s clinical trials have proceeded in compliance with FDA procedures and regulations and have met the established end-points of the trials. Challenges to FDA determinations are generally time-consuming and costly.  We can give no assurance that we will obtain marketing approval for

Plenaxis, our drug candidate for the treatment of hormonally responsive prostate cancer and endometriosis, or for any of our other product candidates.  Also, regulatory approval may be conditioned upon significant labeling requirements and, as described below, in the case of FDA approval of Plenaxis, will require that we agree with the FDA on and implement some form of controlled or managed distribution program.  Such labeling or distribution requirements could  materially adversely affect the marketability or value of the product.

To date, none of our product candidates has received regulatory approval for commercial sale. In June 2001, we received a letter from the FDA with respect to our NDA for Plenaxis for the treatment of hormonally responsive advanced prostate cancer, in which the FDA indicated that the information presented in the NDA was inadequate for approval. The FDA raised concerns regarding the occurrence of immediate-onset, systemic allergic reactions in a small subset of clinical trial patients. In addition, the FDA expressed concern that, in a subset of patients treated beyond the three-month pivotal study time frame, fluctuations in testosterone levels were observed more frequently in patients treated with Plenaxis than in patients treated with either Lupron Depot or Lupron Depot plus Casodex.  We have proposed various alternatives to the FDA to address these issues and improve the risk/benefit profile of Plenaxis. Based upon our discussions with the FDA, we are now seeking approval for Plenaxis for use in advanced symptomatic prostate cancer patients for whom the use of existing hormonal therapies may not be appropriate.  In February 2003, we resubmitted to the FDA our NDA seeking approval for this indication.  In July 2003, the FDA indicated that our original action date of August 27, 2003 would be extended by 90 days.  We now expect a response from the FDA regarding the approvability of Plenaxis by November 26, 2003.  During the extension, the FDA is reviewing data requested by, and submitted to, the agency, as well as working with us to arrive at the appropriate risk management program for Plenaxis.  Specifically, the FDA has indicated that our proposed risk management program must include some form of controlled or managed distribution.  We are working with the FDA to finalize our risk management program, as well as other matters required for approval.

In June 2003, we also submitted an MAA in Germany and will seek broader approvals under the MRP to market Plenaxis in the European Union for the treatment of a broad population of hormonally responsive prostate cancer patients.  We believe that the German regulatory authorities will complete their review of our MAA during 2004.

The FDA actions described above have delayed, and otherwise adversely affected, our obtaining regulatory approval to market Plenaxis in the United States for the treatment of advanced symptomatic prostate cancer.  There could be further delays due to FDA review or action, and the FDA could deny approval altogether.  If we are further delayed in obtaining or are unable to obtain FDA approval, any foreign regulatory approval or regulatory approval to market our other potential products, we may exhaust our available resources significantly sooner than we had planned, particularly given the termination of the Amgen and Sanofi-Synthélabo agreements. If this were to happen, we would need to either raise additional funds or seek alternative partners to complete development and commercialization of Plenaxis and continue our currently planned research and development programs. We cannot assure you that we would be able to raise the necessary funds or negotiate additional corporate collaborations on acceptable terms, if at all.

We may be unable to establish marketing and sales capabilities necessary to successfully commercialize Plenaxis or our other potential products.

We have no experience in marketing or selling pharmaceutical products and have very limited marketing and sales resources. To achieve commercial success for any approved product, we must either develop a marketing and sales force, as well as the infrastructure to support it, or enter into arrangements with others to market and sell our products. We may be unable to establish marketing, sales and distribution capabilities necessary to commercialize and gain market acceptance for our potential products. We have announced our intention to independently market and sell Plenaxis in the United States if we receive FDA approval of this product for use in advanced symptomatic prostate cancer patients. Accordingly, we will need to hire a sales force with expertise in pharmaceutical sales. Recruiting and retaining qualified sales personnel will be critical to our success. Competition for skilled personnel is intense, and we cannot assure you that we will be able to attract and retain a sufficient number of qualified individuals to successfully launch Plenaxis or any other potential product. In addition, establishing the expertise necessary to successfully market and sell Plenaxis, or any other product, will require a substantial capital investment. Our ability to successfully commercialize Plenaxis in the United States for the treatment of advanced symptomatic prostate cancer patients and to otherwise execute our current operating plan and attain profitability by 2006, without the need to raise additional capital, is dependent on numerous factors, including, as described above, our receipt by the end of 2003 of regulatory approval to market Plenaxis in the United States for advanced symptomatic prostate cancer patients, partnering of clinical programs at opportune times and continued prudent fiscal management.  Accordingly, we cannot assure investors that we will have the funds to successfully commercialize Plenaxis or any other potential product in the United States or elsewhere.

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

•                                          the timing of market entry as compared to competitive products; and

•                                          unfavorable publicity concerning Plenaxis or any of our other product candidates or any similar products.

If Plenaxis is not commercially successful, we may never become profitable.

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

Our ability to commercialize Plenaxis, or any other potential product, alone or with collaborators, may depend in part on the availability of reimbursement from:

•                                          government and health administration authorities;

•                                          private health insurers; and

•                                          other third-party payors, including Medicare and Medicaid.

We cannot predict the availability of reimbursement for newly approved drugs such as Plenaxis.  Third-party payors, including Medicare, are increasingly challenging the prices charged for medical products and services. Government and other third-party payors increasingly are limiting both coverage and the level of reimbursement for new drugs and, in some cases, refusing to provide coverage for a patient’s use of an approved drug for purposes not approved by the FDA. Third-party insurance coverage may not be available to patients for Plenaxis or any of our other products.

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

Under our collaboration agreement with Amgen, Amgen had control over certain phases of the manufacturing process for Plenaxis and was itself performing certain manufacturing processes.  Due to the termination of our collaboration agreement with Amgen, to assure an adequate supply of drug product for continued clinical studies and, if Plenaxis is approved for marketing, for commercial sale, we were required to enter into a new agreement with a third party manufacturer to provide for the manufacturing functions that Amgen had been performing.  Due to the use of a different manufacturer, we may be required to undergo additional regulatory review and compliance procedures in the United States or abroad which could result in additional expenses and further delay the regulatory review and potential commercialization of Plenaxis.

The loss or failure of any of our third-party manufacturers could substantially delay or impair our development, or our sale or continued sale, of Plenaxis products.

For each stage of Plenaxis production we have relied, and expect in the near term to continue to rely, on a single third-party manufacturer, and we currently have not contracted, and in the near term do not expect to contract, with a second supplier for any of these production stages. Accordingly, the loss of one or more of these suppliers for any reason, including as a result of fire, terrorism, acts of God or insolvency or bankruptcy, could result in substantial delays in, or substantially impair our ability to complete, clinical trials and regulatory submissions or reviews, and could delay or impair substantially our sale or continued sale of Plenaxis products. Such delays or impairment, and the associated costs and expenses, may lower our potential revenues and delay or prevent our attaining profitability. While we are evaluating the possibility of a second source of supply at each stage of Plenaxis production, the number of qualified alternative suppliers is limited, and we cannot assure investors that we will be able to locate alternative suppliers or negotiate second supply agreements on reasonable terms. Furthermore, the process of engineering a new supplier’s facility for the production of Plenaxis and obtaining the necessary FDA approval of the facility would require substantial lead-time and could be extremely costly. We cannot assure investors that we will not lose one or more of our suppliers, or that in such event we would be readily able to continue the development and commercialization and sale of Plenaxis products without substantial and costly delays.

Alternative treatment options exist and may be more readily available or acceptable, which may impair our ability to capture or maintain market share for our potential products.

Alternative products and medical treatments exist or are under development to treat the diseases for which we are developing drugs. For example, the FDA has approved several drugs for the treatment of prostate cancer that respond to changes in hormone levels, and there are other treatment alternatives available, including radiation therapy and surgery.  Even if the FDA approves Plenaxis for commercialization for the treatment of advanced symptomatic prostate cancer patients, the approval will be limited to a particular subset of patients and distribution of Plenaxis will be controlled or managed in some manner, which prescribing physicians may view as burdensome.  Moreover, Plenaxis may not compete favorably with existing treatments that already have an established market share.  Accordingly, it may be difficult for doctors to obtain Plenaxis or they or their patients may choose to use alternative treatments that are more readily available or more acceptable to the doctor and/or the patient.  If Plenaxis does not achieve broad market acceptance as a drug for the treatment of advanced symptomatic prostate cancer patients, we may not become profitable.

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

A biotechnology company such as ours must keep pace with rapid technological change and faces intense competition. We compete with biotechnology and pharmaceutical companies for funding, access to new technology, research personnel and in product research and development. Many of these companies have greater financial resources and more experience than we do in developing drugs, obtaining regulatory approvals, manufacturing and marketing. We also face competition from academic and research institutions and government agencies pursuing alternatives to our products and technologies. We expect that all of our products under development, including Plenaxis, will face intense competition from existing or future drugs. In addition, for each of our product candidates, we may face increasing competition from generic formulations or existing drugs whose active components are no longer covered by patents.

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

Patent positions are sometimes uncertain and usually involve complex legal and factual questions. We can protect our proprietary rights from unauthorized use by third parties only to the extent that our proprietary technologies are covered by valid and enforceable patents or are effectively maintained as trade secrets. We currently own or have exclusively licensed 24 issued United States patents. We have applied, and will continue to apply, for patents covering both our technologies and products as we deem appropriate. Others may challenge our patent applications or our patent applications may not result in issued patents. Moreover, any issued patents on our own inventions, or those licensed from third parties, may not provide us with adequate protection, or others may challenge the validity of, or seek to narrow or circumvent, these patents. Third-party patents may impair or block our ability to conduct our business. Additionally, third parties may independently develop products similar to our products, duplicate our unpatented products, or design around any patented products we develop.

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

Recruiting and retaining qualified scientific personnel to perform future research and development work also will be critical to our success. Competition for skilled personnel is intense and the turnover rate can be high. We compete with numerous companies and academic and other research institutions for experienced scientists. This competition may limit our ability to recruit and retain qualified personnel on acceptable terms. Failure to attract and retain qualified personnel would prevent us from continuing to develop our potential products, enhancing our technologies and launching our products commercially. Our planned activities will require the addition of new personnel, including management and marketing and sales personnel, and the development of additional expertise by existing management personnel, in particular in the area of product marketing and sales. The inability to attract and retain these people or to develop this expertise could prevent, or result in delays in, the research, development and commercialization of Plenaxis or our other potential products.

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

The market price of our common stock may fluctuate substantially due to a variety of factors, including, but not limited to:

•                                          announcement of FDA approval or disapproval of Plenaxis for the treatment of advanced symptomatic prostate cancer patients or any of our other product candidates, or of associated labeling or controlled or managed distribution requirements;

•                                          failure or delay by third-party manufacturers in performing their supply obligations or disputes or litigation regarding those obligations;

•                                          our ability to commercialize, directly or with collaborators, Plenaxis or our other product candidates and the timing of commercialization;

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk.  We have not entered into any instruments for trading purposes.  Some of the securities that we invest in may have market risk. This means that an increase in prevailing interest rates may cause the principal amount of the investment to decrease. To minimize this risk in the future, we maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds and government and non-government debt securities. An immediate hypothetical 100 basis point increase in interest rates would have resulted in an approximate $0.4 million decrease in the fair value of our investments as of September 30, 2003.  The same hypothetical increase in interest rates as of December 31, 2002 would have resulted in an approximate $0.8 million decrease in the fair value of our investments.  Due to the conservative nature and relatively short duration of our investments, interest rate risk is mitigated. As of September 30, 2003, approximately 91% of our total investments will mature in one year or less, with the remainder maturing in less than two years.

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

(b)                                 Reports Submitted on Form 8-K

On July 21, 2003, we furnished a Current Report on Form 8-K to furnish under Item 12 (Results of Operations and Financial Condition) a copy of our Press Release dated July 21, 2003.

On September 15, 2003, we furnished a Current Report on Form 8-K to furnish under Item 9 (Regulation FD Disclosure) a copy of our Press Release dated September 15, 2003.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

PRAECIS PHARMACEUTICALS INCORPORATED

Date: November 14, 2003	By	/s/ Kevin F. McLaughlin
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