Form 10-K/A
period 2003-12-31
PRAECIS PHARMACEUTICALS INC
filed 2004-05-07
CIK 1033025

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K/A

Amendment No. 1

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

(781) 795-4100
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None

(Title of Class)

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $.01 per share

(Title of Class)

Preferred Stock Purchase Rights

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  Yes ☒ No ☐

The aggregate market value of voting and non-voting stock held by non-affiliates of the registrant, based upon the last sale price of the common stock, par value $.01 per share, reported on The Nasdaq National Market on June 30, 2003, was $240,343,790.

The number of shares of common stock, par value $.01 per share, outstanding as of February 29, 2004 was 52,191,092.

Explanatory Note

This Amendment No. 1 (this “Amendment No. 1”) to the Annual Report on Form 10-K of PRAECIS PHARMACEUTICALS INCORPORATED (the “Company”) for the fiscal year ended December 31, 2003 (the “Form 10-K”) is being filed solely for the purpose of reflecting the reclassification of certain debt securities formerly presented as cash and cash equivalents to marketable securities.  This reclassification has no effect on the Company’s available financial resources or working capital and has no impact on the Company’s Consolidated Statements of Operations.  The reclassification affects the Company’s Consolidated Balance Sheets as of December 31, 2002 and 2003, Consolidated Statements of Cash Flows for the years then ended and Note 3 of the Consolidated Financial Statements.  The related discussion in Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operation under Liquidity and Capital Resources has also been amended.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the complete text of Items 7 and 8 as amended are set forth herein.  In addition, in connection with the filing of this Amendment No. 1 and pursuant to Rule 12b-15, the Company is including currently dated certifications required by Rules 13a-14(a) and 13a-14(b) under the Exchange Act.  The Company is also filing an updated Consent from Ernst & Young LLP, the Company’s independent auditors.  The Company has included an amended exhibit list to list the certifications and Consent filed with this Amendment No 1.

The remainder of the Form 10-K is unchanged and is not reproduced in this Amendment No. 1.  The information in this Amendment No. 1 is as of the original filing date of the Form 10-K and does not reflect events occurring after such filing date, or otherwise modify the information in the Form 10-K except as set forth herein.

PART II

ITEM 7.  MANAGEMENT’S DISCUSSON AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

General

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with “Selected Financial Data” and our consolidated financial statements and notes thereto appearing elsewhere in this report. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ substantially from those anticipated in these forward-looking statements.

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

We are conducting clinical trials of Apan, our proprietary drug candidate for the treatment of Alzheimer’s disease.  PPI-2458 is our proprietary compound in development for the potential treatment of a wide range of cancers, as well as certain autoimmune diseases.  During the fourth quarter of 2003, we initiated a phase I clinical trial to study PPI-2458 in patients with non-Hodgkin’s lymphoma.  In March 2004, the FDA placed this trial on clinical hold.  We also have other programs in the research or preclinical development stage.

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

The termination of our collaboration agreement with Amgen became effective as of December 17, 2001. Under the Amgen agreement, Amgen paid the first $175.0 million of all authorized costs and expenses associated with the research, development and commercialization of Plenaxis products in the United States. Amgen’s initial $175.0 million funding commitment was fulfilled during the third quarter of 2000. Following Amgen’s completion of this funding, we became responsible for one-half of all subsequent United States research and development costs for Plenaxis products. Additionally, the agreement provided that following Amgen’s completion of its $175.0 million funding commitment, we were required to reimburse Amgen for one-half of the costs associated with establishing a sales and marketing infrastructure for Plenaxis products in the United States. Through December 31, 2001, we recognized an aggregate of approximately $121.7 million of revenues under the Amgen agreement.

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

Critical Accounting Policies

In December 2001, the Securities and Exchange Commission requested that all registrants discuss their most “critical accounting policies” in Management’s Discussion and Analysis of Financial Condition and Results of Operations. The Commission indicated that a “critical accounting policy” is one which is both important to the portrayal of the Company’s financial condition and results and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. While our significant accounting policies are more fully described in Note 2 to our consolidated financial statements appearing elsewhere in this report, we believe the following accounting policies to be critical:

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

Impairment or Disposal of Long-Lived Assets.  Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, or SFAS No. 144, requires that if the sum of the undiscounted future cash flows expected to result from a company’s asset, net of interest charges, is less than the reported value of the asset, an asset impairment must be recognized in the financial statements.   We evaluate our property, plant and equipment for impairment whenever indicators of impairment exist.  The amount of the impairment to be recognized is calculated by subtracting the fair value of the asset from the reported value of the asset.

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

Research and development expenses for the year ended December 31, 2003 decreased 26% to approximately $41.9 million, from approximately $56.4 million in 2002. The decrease in expenses reflects reduced spending in our clinical and preclinical programs.  As a result of the resubmission of the Plenaxis NDA in February 2003, spending on the prostate cancer clinical development program was reduced significantly.  We incurred no direct expenses in connection with our endometriosis program during 2003 pending a decision regarding further development, and do not expect any additional spending on this program for the foreseeable future.  During the second quarter of 2003, we initiated a phase Ib clinical trial for Apan and expect to complete this study during the first half of 2004.  We initiated a phase I clinical trial for PPI-2458 in patients with non-Hodgkin’s lymphoma during the fourth quarter of 2003.  In March 2004, the FDA placed this trial on clinical hold.  Overall, we expect our research and development expenses to increase in 2004 and thereafter, primarily due to additional post-marketing studies for Plenaxis, preclinical and clinical studies for Apan and PPI-2458, and the expansion of our core technology platform, Direct Select.   In addition, we

currently have several other ongoing research and development programs.

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

Members of our research and development team typically work on a number of projects concurrently. In addition, a substantial amount of our fixed costs such as facility depreciation, utilities and maintenance are shared by our various programs. Accordingly, we have not and do not plan to specifically identify all costs related to each of our research and development programs. We estimate that during 2003 and 2002, the majority of our research and development expenses were related to manufacturing costs, clinical trial costs, salaries and lab supplies related to our prostate cancer, Alzheimer’s disease and non-Hodgkin’s lymphoma programs. The remaining research and development costs consisted primarily of salaries and lab supplies for our other research programs.

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

We initiated our first clinical study for PPI-2458 during the fourth quarter of 2003 in which an oral formulation of PPI-2458 is being evaluated in non-Hodgkin’s lymphoma patients who are no longer benefiting from other therapies.  In March 2004, the FDA placed this trial on clinical hold until questions relating to a neuropathological abnormality observed in some of the animals tested in a recently completed three-month animal safety study have been satisfactorily resolved.  The results of this study were not available at the time that the clinical study was initiated.  The FDA has indicated that we will need to submit a detailed plan in order to address this finding.  We intend to further explore this finding to assess its potential implications and prepare a plan for the FDA.  While we intend to work diligently with the FDA to resolve this issue, we cannot currently predict when the clinical hold will be released.  We intend to continue evaluating the potential utility of PPI-2458 for treating certain other cancers, as well as certain autoimmune diseases.

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

	Quarter Ended
	Mar. 31, 2002	June 30, 2002	Sept. 30, 2002(1)	Dec. 31, 2002	Mar. 31, 2003	June 30, 2003	Sept. 30, 2003	Dec. 31, 2003
	(in thousands, except per share data)

Total revenues	$—	$1,029	$—	$—	$—	$—	$—	$—
Operating loss	(13,890)	(15,506)	(22,585)	(14,886)	(11,831)	(15,928)	(13,093)	(16,295)
Net loss	(12,686)	(14,215)	(5,568)	(13,606)	(11,415)	(15,550)	(12,785)	(16,048)
Basic and diluted net loss per share	$(0.25)	$(0.27)	$(0.11)	$(0.26)	$(0.22)	$(0.30)	$(0.25)	$(0.31)

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

Net cash provided by investing activities of approximately $25.5 million in 2003 consisted of net sales of marketable securities of approximately $26.6 million and purchases of property and equipment of approximately $1.0 million.  This compares to net cash used in investing activities of approximately $10.9 million during 2002.  Net cash used in investing activities in 2002 consisted of purchases of property and equipment of approximately $1.8 million, and net purchases of marketable securities of approximately $33.2 million.

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

Alternative products and medical treatments exist or are under development to treat advanced symptomatic prostate cancer.  For example, the FDA has approved several drugs for the treatment of prostate cancer that respond to changes in hormone levels, and there are other treatment alternatives available, including radiation therapy and surgery.  The FDA’s approval of Plenaxis is limited to use in a subset of advanced symptomatic prostate cancer patients, and distribution of Plenaxis will only be made in accordance with our risk management program, which includes physician enrollment in a prescribing program and a signed patient consent form regarding the risks and benefits of the therapy.  Due to the potential risk of immediate-onset systemic allergic reactions, physicians must also monitor patients for 30 minutes following the injection of Plenaxis.  Prescribing physicians and patients may view these requirements as burdensome or may recommend or choose to use alternative treatments that are more readily available or more acceptable to the doctor and/or the patient.  If, due to these factors, Plenaxis does not achieve broad market acceptance as a drug for the treatment of the symptoms of men with advanced prostate cancer for whom other hormonal therapies are not appropriate and who have refused surgical castration, we may be unable to continue our operations as planned.

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

Product liability claims can be expensive to defend and may result in large judgments or settlements against us, which could have a negative effect on our financial performance. The costs of product liability insurance have increased dramatically in recent years, and the availability of coverage has decreased.  Although the Company carries insurance that it regards as reasonably adequate to protect it from potential claims, there can be no assurance that the Company will be able to maintain its current product liability insurance at a reasonable cost, or at all.  Our collaboration agreements with Amgen and Sanofi-Synthélabo included, and the agreements with them regarding the termination of those collaborations also include, an indemnification of them for liabilities associated with the development and commercialization of

Plenaxis.  If a third party, including a former collaborator, successfully sues us for any injury, or for indemnification for losses, there is no guarantee that the amount of the claim would not exceed the limit of the Company’s insurance coverage.  Further, a successful claim could result in the recall of Plenaxis, or could reduce revenues from sales of Plenaxis.  Even if a product liability claim is not successful, the adverse publicity and time and expense of defending such a claim may interfere with our business.

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

•              public concerns as to the safety of Plenaxis or our competitors’ products;

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements required by this Item are included on pages F-1 through F-16 of this report. The supplementary financial information required by this Item is included in the section of this report captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the heading “Selected Quarterly Operating Results.”

PART III

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

10.16†	Commercial Supply Agreement dated December 4, 2002 and effective as of June 1, 2002 by and between Baxter Pharmaceutical Solutions LLC and PRAECIS (11)
10.17	Termination Agreement dated as of August 19, 2002 by and between PRAECIS and Amgen Inc. (10)
10.18	Contract of Sale dated as of January 14, 2000 by and between Best Property Fund, L.P. and PRAECIS, as amended as of February 7, 2000 (1)
10.19	Acquisition and Construction Loan Agreement dated as of July 11, 2000 between 830 Winter Street LLC and Anglo Irish Bank Corporation plc and related Loan and Security Agreements (3)
10.20	Guaranty of Costs and Completion dated as of July 11, 2000 (3)
10.21	Guaranty of Non-Recourse Exceptions dated as of July 11, 2000 (3)
10.22	Environmental Compliance and Indemnity Agreement dated as of July 11, 2000 executed by 830 Winter Street LLC and PRAECIS (3)
10.23	Lease Agreement dated as of July 11, 2000 between 830 Winter Street LLC, as landlord, and PRAECIS, as tenant (3)
21.1	List of Subsidiaries of PRAECIS (13)
23.1	Consent of Ernst & Young LLP, Independent Auditors
24.1	Power of Attorney (13)
31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

(13)         Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 2003 filed with the Securities and Exchange Commission on March 15, 2004.

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

PRAECIS PHARMACEUTICALS INCORPORATED

Date May 7, 2004	By:	/s/ Kevin F. McLaughlin
Kevin F. McLaughlin
Chief Financial Officer, Executive Vice President,
Treasurer and Secretary

PRAECIS PHARMACEUTICALS INCORPORATED

Report of Independent Auditors

Board of Directors and Stockholders

PRAECIS PHARMACEUTICALS INCORPORATED

We have audited the accompanying consolidated balance sheets of PRAECIS PHARMACEUTICALS INCORPORATED as of December 31, 2002 and 2003, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

/s/ ERNST & YOUNG LLP

Boston, Massachusetts
January 23, 2004

PRAECIS PHARMACEUTICALS INCORPORATED

Consolidated Balance Sheets

(In thousands, except share data)

	December 31,
	2002	2003

Assets
Current assets:
Cash and cash equivalents	$40,847	$15,687
Marketable securities	154,188	127,505
Prepaid expenses and other assets	848	726
Total current assets	195,883	143,918
Property and equipment, net	71,252	67,713
Due from officer	933	833
Other assets	182	14
Total assets	$268,250	$212,478

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,285	$2,483
Accrued expenses	7,075	7,707
Current portion of long-term debt	—	747
Total current liabilities	10,360	10,937

Long-term debt	33,000	31,880

Commitments and contingencies

Stockholders’ equity:
Common Stock, $0.01 par value; 200,000,000 shares authorized; 51,801,423 shares in 2002 and 52,011,002 shares in 2003 issued and outstanding	518	520
Additional paid-in capital	354,676	355,373
Accumulated other comprehensive income	203	73
Accumulated deficit	(130,507)	(186,305)
Total stockholders’ equity	224,890	169,661
Total liabilities and stockholders’ equity	$268,250	$212,478

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

See accompanying notes.

PRAECIS PHARMACEUTICALS INCORPORATED

Consolidated Statements of Stockholders’ Equity

(In thousands, except share data)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount

Balance at December 31, 2000	42,284,199	$423	$175,937		$(29,829)	$146,531
Net loss					(54,603)	(54,603)
Unrealized gain on marketable securities				$730		730
Total comprehensive loss						(53,873)
Common Stock issued upon follow-on public offering (net of $10,476 in offering costs)	7,587,500	76	175,816			175,892
Stock compensation			(265)			(265)
Repurchase of Common Stock	(200,000)	(2)	(51)			(53)
Issuance of Common Stock	1,444,436	14	2,450			2,464
Balance at December 31, 2001	51,116,135	511	353,887	730	(84,432)	270,696
Net loss					(46,075)	(46,075)
Unrealized loss on marketable securities				(527)		(527)
Total comprehensive loss						(46,602)
Stock compensation			(185)			(185)
Issuance of Common Stock	685,288	7	974			981
Balance at December 31, 2002	51,801,423	518	354,676	203	(130,507)	224,890
Net loss					(55,798)	(55,798)
Unrealized loss on marketable securities				(130)		(130)
Total comprehensive loss						(55,928)
Stock compensation			148			148
Issuance of Common Stock	209,579	2	549			551
Balance at December 31, 2003	52,011,002	$520	$355,373	$73	$(186,305)	$169,661

See accompanying notes.

PRAECIS PHARMACEUTICALS INCORPORATED

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2001	2002	2003
Operating activities:
Net loss	$(54,603)	$(46,075)	$(55,798)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	3,500	4,704	4,551
Gain on assignment of leasehold improvements	(1,499)	—	—
Gain on termination of collaboration agreement	—	(16,020)	—
Stock compensation	(265)	(185)	148
Changes in operating assets and liabilities:
Accounts receivable	621	458	—
Refundable income taxes	4,853	—	—
Unbilled revenues	1,493	—	—
Prepaid expenses and other assets	867	221	290
Due from officer	—	(933)	100
Accounts payable	17,887	(11,416)	(802)
Accrued expenses	566	(633)	632
Deferred revenue	(5,064)	—	—

Net cash used in operating activities	(31,644)	(69,879)	(50,879)
Investing activities:
Purchase of available-for-sale securities	(177,110)	(161,286)	(88,786)
Sales and maturities of available-for-sale securities	56,309	128,102	115,339
Proceeds from disposition of property and equipment	1,499	—	—
Purchase of property and equipment	(23,879)	(1,756)	(1,012)

Net cash (used in) provided by investing activities	(143,181)	(34,940)	25,541
Financing activities:
Follow-on public offering proceeds	175,892	—	—
Proceeds from debt issuance	9,000	—	—
Repayments of debt	—	—	(373)
Proceeds from the issuance of Common Stock, options and warrants	2,464	981	551
Repurchase of Common Stock	(53)	—	—
Net cash provided by financing activities	187,303	981	178
Increase (decrease) in cash and cash equivalents	12,478	(103,838)	(25,160)
Cash and cash equivalents at beginning of year	132,207	144,685	40,847
Cash and cash equivalents at end of year	$144,685	$40,847	$15,687

See accompanying notes.

PRAECIS PHARMACEUTICALS INCORPORATED

Notes to Consolidated Financial Statements

1.             Basis of Presentation

The Company

PRAECIS PHARMACEUTICALS INCORPORATED (the “Company”) was incorporated in July 1993 under the laws of the State of Delaware. The Company is a drug discovery and development company engaged in the development of drugs for the treatment of human diseases.

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

Marketable Securities

The Company invests in marketable securities of highly rated financial institutions and investment-grade debt instruments and limits the amount of credit exposure with any one entity. The Company has classified its marketable securities as “available-for-sale” and, accordingly, carries such securities at aggregate fair value. Unrealized gains and losses, if any, are reported as other comprehensive income in stockholders’ equity. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. Realized gains and losses on available-for-sale securities are included in interest income and expense. The cost of securities sold is based on the specific identification method. Interest and dividends are included in interest income. At December 31, 2003, the Company’s cash, cash equivalents and marketable securities had a maximum estimated life of less than three years with an average estimated life of approximately three months.

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

Derivatives and Hedging

In June 1998, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”), and its amendments SFAS No. 137 and No. 138, in June 1999 and June 2000,

respectively. SFAS No. 133 requires the Company to recognize all derivatives on the balance sheet at fair value.   Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in fair value of assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value will be immediately recognized in earnings.

Property and Equipment

Property and equipment are recorded at cost. Depreciation and amortization are calculated using the straight-line method over the estimated useful life of the asset as follows:

Building	30 years
Building improvements	30 years or the remaining life of the building, whichever is shorter
Laboratory and office equipment	3-7 years or term of lease, whichever is shorter

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company reviews property, plant, and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of such an asset may not be recoverable. No revision to the estimated useful life or recorded amount of property and equipment was required.

Interest capitalized in connection with facilities is recorded as part of the asset to which it relates and is amortized over the asset’s estimated useful life. Interest capitalized into construction in progress during 2001 was approximately $0.6 million.

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

Research and Development

Research and development costs, including those associated with technology, licenses and patents, are expensed as incurred. Research and development costs include primarily costs related to ongoing clinical programs, manufacturing and materials inventory costs, salaries, lab supplies and other fixed facility costs used in the Company’s research and development operations.

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

The reconciliation of net loss and net loss per share, as reported, to pro forma net loss and net loss per share giving effect to employee stock-based compensation accounted for using the fair value accounting method, is as follows:

	Year Ended December 31,
	2001	2002	2003
	(in thousands)
Net loss, as reported Building	$(54,603)	$(46,075)	$(55,798)
Deduct/(add): Stock compensation cost as computed under APB No. 25	(265)	(185)	148
Deduct: Stock based employee compensation cost, net of related tax effects, that would have been included in the determination of net loss as reported if the fair value method had been applied to all awards	(7,847)	(10,792)	(10,136)
Pro forma net loss	$(62,715)	$(57,052)	$(65,786)
Diluted net loss per share, as reported	$(1.10)	$(0.89)	$(1.08)
Diluted net loss per share, pro forma	$(1.26)	$(1.10)	$(1.27)

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

Accounting Pronouncements

On December 31, 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure (“SFAS No. 148”).  SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition to the fair value method of accounting for stock-based employee compensation.  SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 and APB Opinion No. 28, Interim Financial Reporting (“APB No. 28”), to include increased pro-forma disclosure of the effects of stock-based employee compensation on the results of operations.  SFAS No. 148 became effective for fiscal years ending after December 15, 2002.  The Company has elected to continue to account for employee stock-based compensation using the intrinsic value method as described in APB No. 25 and therefore, the adoption of SFAS No. 148 did not have a material impact on the Company’s consolidated results of operations in 2003.

In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN No. 46”).  FIN No. 46 sets forth the criteria used in determining whether an investment in a variable interest entity (“VIE”), should be consolidated and is based on the general premise that companies that control another entity through interests other than voting interests should consolidate the controlled entity.  The Company does not have any VIE’s.  Accordingly, the implementation of FIN No. 46 will not have any impact on the Company’s consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity  (“SFAS No. 150”). SFAS No. 150 establishes how a company classifies and measures certain financial instruments with characteristics of both liabilities and equity, including redeemable convertible preferred stock. This statement is effective for financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the interim period commencing July 1, 2003, except for mandatory redeemable financial instruments of nonpublic companies. The FASB has indefinitely deferred implementation of some provisions of SFAS No. 150. The Company believes that the adoption of SFAS No. 150 will not have a material impact on the Company’s consolidated financial statements.

Comprehensive Loss

Comprehensive loss consists of net loss and unrealized gains or losses on marketable securities and is reflected in the consolidated statements of stockholders’ equity.

Net Loss Per Share

Basic net loss per share is based on the weighted average number of shares of common stock, par value $.01 per share (“Common Stock”) outstanding. For all years presented, diluted net loss per common share is the same as basic net loss per common share as the inclusion of Common Stock equivalents, including the effect of stock options and warrants, would be antidilutive due to the Company’s net loss position for all periods presented.

3.             Marketable Securities

In connection with the filing of this Amendment No. 1 to its Annual Report on Form 10-K for the fiscal year ended December 31, 2003, the Company has reclassified all auction rate debt securities formerly presented as cash and cash equivalents to marketable securities.  The Company’s marketable securities, which are classified as available-for-sale, are as follows (in thousands):

	December 31, 2003
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government agencies:
Estimated life of one year or less	$5,126	$14	$—	$5,140
Estimated life of one to three years	10,068	17	—	10,085
U.S. auction rate debt securities:
Estimated life of one to three years	71,843	—	—	71,843
U.S. corporate securities:
Estimated life of one year or less	8,766	—	(9)	8,757
Estimated life of one to three years	31,629	77	(26)	31,680
Total marketable securities	$127,432	$108	$(35)	$127,505

	December 31, 2002
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government agencies:
Estimated life of one year or less	$3,089	$10	$—	$3,099
Estimated life of one to three years	33,999	140	(2)	34,137
U.S. auction rate debt securities:
Estimated life of one to three years	54,036	—	—	54,036
U.S. corporate securities:
Estimated life of one year or less	31,153	158	(109)	31,202
Estimated life of one to three years	31,708	54	(48)	31,714
Total marketable securities	$153,985	$362	$(159)	$154,188

4.             Due from Officer

In May 2002, the Company extended a $1.0 million loan to an officer in connection with the officer’s acceptance of employment with the Company. The loan is full recourse, uncollateralized, bears no interest and becomes due and payable in May of 2012. Under the terms of the promissory note (the “Note”) executed in connection with the loan, 10% of the original loan principal will be forgiven annually on each anniversary date of the Note, provided that the officer remains an employee of the Company. The Company is not responsible for the personal income tax implications related to the forgiveness of this Note. Upon the officer’s voluntary termination of employment with the Company, with certain exceptions, and upon termination by the Company of the officer’s employment for cause, the Note becomes immediately due and payable.

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

7.             Stockholders’ Equity

Public Offerings

In February 2001, the Company completed a follow-on public offering of its Common Stock. The Company sold 7,587,500 shares of Common Stock resulting in net proceeds to the Company of approximately $175.9 million.

Convertible Preferred Stock

Under the Company’s amended and restated certificate of incorporation, the Company is authorized to issue 200,000,000 shares of Common Stock and 10,000,000 shares of preferred stock, par value $.01 per share (“Preferred Stock”). The Preferred Stock is issuable in one or more classes or series, each of such classes or series to have such rights and preferences, including voting rights, dividend rights, conversion rights, redemption privileges and liquidation preferences, as may be determined by the Board of Directors. No shares of Preferred Stock have been issued.

Rights Plan

In January 2001, the Company adopted a Rights Agreement (the “Rights Agreement”), commonly known as a “poison pill.” Under the Rights Agreement, the Company distributed certain rights to acquire shares of the Company’s Series A junior participating preferred stock (the “Rights”) as a dividend for each share of Common Stock held of record as of February 5, 2001. Each share of Common Stock issued after the February 5, 2001 record date has an attached Right. Under certain conditions involving an acquisition by any person or group of 10% or more of the Common Stock, each Right permits the holder (other than the 10% holder) to purchase Common Stock having a value equal to twice the exercise price of the Right, upon payment of the exercise price of the Right. In addition, in the event of certain business combinations after an acquisition by a person or group of 10% or more of the Common Stock, each Right entitles the holder (other than the 10% holder) to receive, upon payment of the exercise price, Common Stock having a value equal to twice the exercise price of the Right. The Rights have no voting privileges and, unless and until they become exercisable, are attached to, and automatically trade with, the Company’s Common Stock. The Rights will terminate upon the earlier of the date of their redemption or ten years from the date of issuance.

Employee Stock Purchase Plan

Under the Company’s Amended and Restated Employee Stock Purchase Plan (the “ESPP”) eligible employees may purchase shares of Common Stock at a price per share equal to 85% of the lower of the fair market value per share of the Common Stock at the beginning or the end of each six month period during the term of the ESPP.  Participation is limited to the lesser of 10% of the employee’s compensation or $25,000 in any calendar year.  On March 13, 2003, the Board of Directors approved an amendment to the ESPP extending the term of this plan through 2005 and increasing the number of shares authorized for issuance from 160,000 to 400,000, subject to stockholder approval.  In May 2003, the stockholders of the Company approved this amendment.  During 2001, 2002 and 2003, the Company issued 35,532, 53,571 and 55,866 shares of Common Stock, respectively, under the ESPP.

Stock Option Plan

The Second Amended and Restated 1995 Stock Plan, as amended (the “Plan”), allows for the granting of incentive and nonqualified options and awards to purchase shares of Common Stock.  Incentive options granted to employees under the Plan generally vest at 20% on the first anniversary of the date of grant, with the remaining shares vesting equally over four years following such anniversary date. Nonqualified options issued to consultants under the Plan generally vest over the period of service with the Company.  At December 31, 2003, a total of 14,375,000 shares of Common Stock were approved for issuance under the Plan.

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

The following table presents weighted average exercise price and weighted average remaining contractual life information about significant option groups outstanding at December 31, 2003 (option amounts in thousands):

Exercise Price	Options Outstanding	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Options Exercisable	Weighted- Average Exercise Price

$0.13-$1.60	1,150	2.6	$0.54	968	$0.59
$1.61-$6.38	4,699	6.9	$4.41	2,547	$4.64
$6.39-$16.25	1,562	7.7	$9.66	672	$11.40
$16.26-$42.00	947	6.9	$26.23	445	$25.94

	8,357			4,632

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

A reconciliation of the Company’s income tax provision to the statutory federal provision is as follows:

	Year Ended December 31,
	2001	2002	2003
	(in thousands)

Statutory federal income tax benefit	$(18,565)	$(15,614)	$(18,971)
Increase in valuation allowance	18,565	15,570	18,921
Other	—	44	50

Income tax provision	$—	$—	$—

Significant components of the Company’s deferred tax assets are as follows:

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
$86,456

9.             Corporate Collaborations

Sanofi-Synthélabo Agreement

In May 1997, the Company entered into a license agreement with Synthélabo S.A., which subsequently merged with Sanofi S.A. forming Sanofi-Synthélabo S.A. (“Sanofi-Synthélabo”), for the development and commercialization of the Company’s Plenaxis products. Upon initiation, the Company received a one-time, non-refundable payment of $4.7 million. This initiation fee was recognized into revenue through 2001, which was the period during which the Company was obligated under the agreement to participate on a continuing and substantial basis in the research, development and manufacturing process development activities.

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

Amgen Agreement

In March 1999, the Company entered into a binding agreement in principle (the “License Agreement”) with Amgen Inc. (“Amgen”) for the development and commercialization of the Company’s Plenaxis products. In accordance with the License Agreement, the Company received from Amgen a $10.0 million, one-time, non-refundable payment upon initiation. This initiation fee was recognized into revenue through 2001, which was the period during which the Company was obligated under the License Agreement to participate on a continuing and substantial basis in the research, development and manufacturing process development activities. In addition to the signing payment, Amgen paid the first $175.0 million of all authorized costs and expenses associated with the development and commercialization of Plenaxis products, including the cost of materials, in the United States.  Following Amgen’s completion of this funding during the third quarter of 2000, the Company became responsible for one-half of all subsequent United States research and development costs for Plenaxis products through the launch period. Additionally, the Company was to reimburse Amgen for one-half of the costs associated with establishing a sales and marketing infrastructure for Plenaxis products in the United States.

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

In 2002, the Company assumed all of Amgen’s rights and obligations under the Development and Supply Agreement with UCB S.A. (“UCB”) and finalized a termination agreement with respect to the termination by Amgen of the License Agreement (the “Termination Agreement”).  Under the terms of the Termination Agreement, the Company paid to Amgen $13.0 million in full and complete satisfaction of all amounts payable under the License Agreement and in consideration of the transfer from Amgen to the Company of title to, and possession of, any existing materials inventory.  As a result, the Company recognized a gain of $16.0 million during the third quarter of 2002.

The Company recognized revenues in 2001, 2002 and 2003 of approximately $7.8 million, zero and zero, respectively, under the Amgen agreement.

10.          Building and Related Mortgage Financing

In July 2000, in connection with the purchase of the Company’s corporate headquarters and research facility in Waltham, Massachusetts for approximately $41.3 million, the Company’s wholly owned real estate subsidiary entered into an acquisition and construction loan agreement providing for up to $33.0 million in financing for the acquisition of, and improvements to, the facility. Advances bear interest at a rate equal to the 30-day LIBOR plus 2.0% (3.12% at December 31, 2003).  Principal and interest are payable monthly in arrears.  In July 2003, the Company exercised the first of two one-year extension options, extending the maturity date of the loan until July 30, 2004.  As a result of this extension, in 2003 the Company started making monthly principal payments on the loan of approximately $62,000, in addition to interest payments.  Principal payments are being amortized over a 25-year term.  Principal is due and payable in full on July 30, 2004, subject to a one-year extension option, exercisable at the Company’s option. Since the Company has the ability and intent to exercise the extension option to extend the maturity date until July 30, 2005, the loan has been classified as long-term debt in the accompanying consolidated balance sheet. The loan is secured by the facility, together with all fixtures, equipment, improvements and other related items, and by all rents, income or profits received by the Company’s real estate subsidiary and is unconditionally guaranteed by the Company.  The Company occupied this facility during May 2001 and may sublease a portion of the facility.

The Company has entered into an interest rate cap agreement (the “Interest Rate Cap Agreement”) in order to reduce the potential impact of interest rate increases on future income. At December 31, 2003, the notional amount and fair market value under the Interest Rate Cap Agreement were $32.6 million and zero, respectively.  Interest paid under the loan agreement approximated interest expense in 2001, 2002 and 2003.

During September 2001, the Company terminated the lease for, and all future obligations with respect to, its Cambridge, Massachusetts facility and recorded a gain.  In October 2001, the Company assigned to a third party the Company’s right, title and interest in and to the Company’s lease for its New Jersey facility and the third party has assumed all obligations thereunder.

11.          Commitments

Indiana University Foundation (“IUF”) License Agreement

The Company has a license agreement with IUF, which was assigned by IUF to IUF’s Advanced Research and Technology Institute, Inc., with respect to rights to Plenaxis and certain related technology. In exchange for the license, the Company agreed to pay (a) fees of $0.3 million, (b) up to an additional $4.3 million upon achievement of specific milestones and (c) a royalty percentage of net sales of licensed products, if any. The Company made milestone payments of $1.0 million in 2003 under the IUF agreement.  As of December 31, 2003, $2.5 million in milestones remained subject to future achievement.

Baxter Pharmaceutical Solutions LLC (“Baxter”)

On December 4, 2002, the Company signed a five-year commercial supply agreement (the “Baxter Agreement”) with Baxter related to the fill and finish steps of the manufacturing process for Plenaxis.  Under the terms of the Baxter Agreement, the Company is required to purchase a minimum of $375,000 of product from Baxter during 2004.  In January 2005, the first anniversary of the first commercial shipment of Plenaxis, the minimum annual purchase commitment will increase to $650,000.  The Company made payments of approximately $1.8 million in 2003 under the Baxter Agreement.

Cambrex Charles City, Inc. (“Cambrex”)

In July 1998, the Company entered into a seven-year supply agreement with Cambrex (formerly Salsbury Chemicals, Inc.).  Under this agreement, Cambrex has agreed to manufacture for us the commercial depot formulations of Plenaxis. The Company contributed approximately $6.0 million toward Cambrex’s construction and outfitting of a dedicated manufacturing facility.  The Company retains all rights in manufacturing technology developed in connection with this agreement.  During 2003, the Company paid Cambrex approximately $632,000 toward minimum purchase commitments and facility maintenance and its minimum purchase commitment for 2004 is $792,000.

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

10.16†	Commercial Supply Agreement dated December 4, 2002 and effective as of June 1, 2002 by and between Baxter Pharmaceutical Solutions LLC and PRAECIS (11)
10.17	Termination Agreement dated as of August 19, 2002 by and between PRAECIS and Amgen Inc. (10)
10.18	Contract of Sale dated as of January 14, 2000 by and between Best Property Fund, L.P. and PRAECIS, as amended as of February 7, 2000 (1)
10.19	Acquisition and Construction Loan Agreement dated as of July 11, 2000 between 830 Winter Street LLC and Anglo Irish Bank Corporation plc and related Loan and Security Agreements (3)
10.20	Guaranty of Costs and Completion dated as of July 11, 2000 (3)
10.21	Guaranty of Non-Recourse Exceptions dated as of July 11, 2000 (3)
10.22	Environmental Compliance and Indemnity Agreement dated as of July 11, 2000 executed by 830 Winter Street LLC and PRAECIS (3)
10.23	Lease Agreement dated as of July 11, 2000 between 830 Winter Street LLC, as landlord, and PRAECIS, as tenant (3)
21.1	List of Subsidiaries of PRAECIS (13)
23.1	Consent of Ernst & Young LLP, Independent Auditors
24.1	Power of Attorney (13)

31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

(13)         Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 2003 filed with the Securities and Exchange Commission on March 15, 2004.

 †             Confidential treatment has been granted for certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.