Form 10-Q
period 2004-03-31
PRAECIS PHARMACEUTICALS INC
filed 2004-05-10
CIK 1033025

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

As of April 30, 2004, there were 52,323,252 shares of the registrant’s common stock, $.01 par value, outstanding.

PRAECIS PHARMACEUTICALS INCORPORATED

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2004

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

PRAECIS PHARMACEUTICALS INCORPORATED

Condensed Consolidated Balance Sheets

(In thousands, except share data)

(Unaudited)

	December 31, 2003	March 31, 2004

Assets
Current assets:
Cash and cash equivalents	$15,687	$11,806
Marketable securities	127,505	114,046
Accounts receivable	—	395
Inventory	—	1,172
Prepaid expenses and other current assets	726	1,291

Total current assets	143,918	128,710

Property and equipment, net	67,713	66,734
Due from officer	833	808
Other assets	14	15

Total assets	$212,478	$196,267

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,483	$1,905
Accrued expenses	7,707	7,377
Current portion of long-term debt	747	747

Total current liabilities	10,937	10,029
Long-term debt	31,880	31,693

Commitments and contingencies

Stockholders’ equity:
Common Stock, $0.01 par value; 200,000,000 shares authorized; 52,011,002 shares in 2003 and 52,320,169 shares in 2004 issued and outstanding	520	523
Additional paid-in capital	355,373	355,572
Accumulated other comprehensive income	73	135
Accumulated deficit	(186,305)	(201,685)

Total stockholders’ equity	169,661	154,545

Total liabilities and stockholders’ equity	$212,478	$196,267

See accompanying notes.

PRAECIS PHARMACEUTICALS INCORPORATED

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2003	2004

Revenues:
Product sales	$—	$411
Licensing and other revenues	—	50
Total revenues	—	461

Costs and expenses:
Cost of goods sold	—	1,134
Research and development	8,679	7,871
Sales and marketing	1,028	4,080
General and administrative	2,124	2,984
Total costs and expenses	11,831	16,069

Operating loss	(11,831)	(15,608)

Interest income, net	416	228

Net loss	$(11,415)	$(15,380)

Basic and diluted net loss per share	$(0.22)	$(0.29)

Weighted average number of basic and diluted shares outstanding	51,820	52,147

See accompanying notes.

PRAECIS PHARMACEUTICALS INCORPORATED

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2003	2004
Operating activities:
Net loss	$(11,415)	$(15,380)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	1,140	1,174
Stock compensation	30	15
Changes in operating assets and liabilities:
Accounts receivable	—	(395)
Inventory	—	(1,172)
Prepaid expenses and other assets	312	(566)
Due from officer	25	25
Accounts payable	(2,016)	(578)
Accrued expenses	(1,922)	(330)

Net cash used in operating activities	(13,846)	(17,207)

Investing activities:
Purchase of available-for-sale securities	(17,529)	(31,614)
Sales or maturities of available-for-sale securities	52,576	45,135
Purchase of property and equipment	(87)	(195)

Net cash provided by investing activities	34,960	13,326

Financing activities:
Principal payments on debt	—	(187)
Proceeds from exercises of stock options	6	187

Net cash provided by financing activities	6	—

Increase (decrease) in cash and cash equivalents	21,120	(3,881)
Cash and cash equivalents, beginning of period	40,847	15,687

Cash and cash equivalents, end of period	$61,967	$11,806

See accompanying notes.

PRAECIS PHARMACEUTICALS INCORPORATED

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.             Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared by PRAECIS PHARMACEUTICALS INCORPORATED (the “Company”) in accordance with generally accepted accounting principles and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.  It is suggested that the financial statements be read in conjunction with the audited financial statements and the accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, as amended.

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

Inventory

Inventory is stated at the lower of cost or market with cost determined under the first-in/first-out (“FIFO”) method. The Company writes down obsolete or otherwise unmarketable inventory to its estimated net realizable value. If the actual realizable value is less than that estimated by the Company, additional inventory write-downs may be required.  The Company did not write down any unmarketable inventory for the three-month period ended March 31, 2004.

The components of inventory are as follows (in thousands):

	December 31, 2003	March 31, 2004
Raw materials	$—	$32

Work-in-process	—	1,086

Finished goods	—	54

	$—	$1,172

Work-in-process and finished goods inventories consist of materials, labor and manufacturing overhead.

Stock-Based Compensation

The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”), and related interpretations, in accounting for its stock-based compensation plans. Under APB No. 25, when the exercise price of options granted to employees under these plans equals the market price of the underlying stock on the date of grant, no compensation expense is required.  The Company also follows the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of Financial Accounting Standards Board (“FASB”) Statement No. 123 (“SFAS No. 148”).

Accordingly, had compensation expense for the Company’s stock option plans been determined based on the fair value at the grant date for awards under these plans, consistent with the methodology prescribed under SFAS No. 148, the Company’s net loss and net loss per share would have approximated the pro forma amounts indicated below (in thousands, except per share data):

	Three Months Ended March 31,
	2003	2004
Net loss, as reported	$(11,415)	$(15,380)

Deduct: Stock-based employee compensation cost that would have been included in the determination of net loss as reported if the fair value method had been applied to all awards	(2,768)	(2,958)

Pro forma net loss	$(14,183)	$(18,338)

Diluted net loss per share, as reported	$(0.22)	$(0.29)

Diluted net loss per share, pro forma	$(0.27)	$(0.35)

The fair value of the stock options at the date of grant was estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

	2003	2004
Risk-free interest rate	4.0%	4.0%

Expected life (years)	6	6

Volatility	103%	84%

The Company has never declared or paid any cash dividends on any of its capital stock and does not expect to do so in the foreseeable future.

Revenue Recognition

Revenues from product sales are recognized in the period when the product is delivered provided that there is pervasive evidence that an arrangement exists, the price is fixed or determinable and collection of the related receivable is probable.  Revenues are recorded net of applicable allowances as provision is made for estimated returns, rebates and other applicable discounts and allowances.  Shipping and other distribution costs are charged to cost of product sales.

The Company prepares its provisions for sales returns and allowances, discounts and rebates based primarily on estimates.  Contractual allowances and rebates primarily result from sales under contracts with healthcare providers, Medicaid programs and other government agencies.  The Company’s policy for returns allows authorized distributors to return the product three months prior to, and six months after, product expiration.  The reserve for product returns is determined by reviewing the history of product returns for products with similar characteristics to Plenaxis and by utilizing data obtained directly from the Company’s authorized distributors.  These data are reviewed to monitor product movement through the supply chain to identify remaining inventory in the supply chain that may result in chargebacks or returns.  The reserves are reviewed at each reporting period and adjusted to reflect data available at that time.  To the extent the Company’s estimates of contractual allowances, rebates and product returns is different from actuals, it will adjust the reserve which will impact the amount of product sales revenue recognized in the period of the adjustment.

In November 2003, the Company received regulatory approval to market Plenaxis in the United States.  There is a launch period initiative undertaken in cooperation with substantially all of the Company’s distributors which provides that the payment terms on purchases of Plenaxis during the launch will be up to 120 days.

Net Loss Per Share

Basic net loss per share is based on the weighted average number of common shares outstanding.  For the three months ended March 31, 2003 and 2004, diluted net loss per common share is the same as basic net loss per common share as the inclusion of common stock options would be antidilutive due to the Company’s net losses for all periods presented.   Diluted net loss per common share excluded 7,594,404 and 8,273,049 common stock options for the periods ended March 31, 2003 and 2004, respectively.

Comprehensive Income

SFAS No. 130, Reporting Comprehensive Income, establishes standards for the reporting and display of comprehensive income (loss) and its components in the consolidated financial statements.  The Company’s accumulated other comprehensive income is comprised primarily of net unrealized gains or losses on available-for-sale securities.  For the three months ended March 31, 2003 and 2004, comprehensive loss was as follows (in thousands):

	Three Months Ended March 31,
	2003	2004
Net loss	$(11,415)	$(15,380)

Changes in comprehensive loss:

Net unrealized holding gains (losses) oninvestments	161	(62)

Total comprehensive loss	$(11,254)	$(15,442)

Reclassification

Certain prior year amounts have been reclassified to conform to the current year presentation.

Recent Accounting Pronouncements

In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN No. 46”). FIN No. 46 sets forth the criteria used in determining whether an investment in a variable interest entity (“VIE”) should be consolidated and is based on the general premise that companies that control another entity through interests other than voting interests should consolidate the controlled entity. The Company does not have any VIE’s. Accordingly, the implementation of FIN No. 46 did not have any impact on the Company’s consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“SFAS No. 150”). SFAS No. 150 establishes how a company classifies and measures certain financial instruments with characteristics of both liabilities and equity, including redeemable convertible preferred stock. This statement is effective for financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the interim period commencing July 1, 2003, except for mandatory redeemable financial instruments of nonpublic companies. The FASB has indefinitely deferred implementation of some provisions of SFAS No. 150. The Company believes that the adoption of SFAS No. 150 will not have a material impact on its consolidated financial statements.

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

In April 2004, the Company signed a non-binding term sheet with its current lender to amend its existing loan agreement.  The term sheet provides for the extension of the maturity date through April 2009 at a fixed rate of 5.95%.  The term sheet also provides for certain financial operating covenants which would become effective as of December 31, 2006.  The term sheet provides that, in addition to interest, the Company would continue to repay principal on a monthly basis using a 25-year amortization schedule and would have the option to extend the loan for two additional, one-year extension periods, subject to meeting certain qualifications.

4.                                      Schering AG Agreement

In April 2004, the Company entered into a license, supply and distribution agreement (the “Schering License Agreement”) with Schering AG, of Berlin, Germany (“Schering”).  Under the Schering License Agreement, the Company granted exclusive rights to Schering to commercialize Plenaxis in the field of prostate cancer in Europe, Russia, the Middle East, South Africa, Australia and New Zealand (the “Licensed Territory”).  The Company will receive a combination of upfront, regulatory approval and performance-based milestone payments, as well as a share of revenue through transfer price payments for drug product which will be supplied by the Company.  The transfer price will vary based upon net sales of Plenaxis, as well as pricing and reimbursement levels, in the Licensed Territory.  The milestone payments may total over time up to approximately $90.0 million, dependent upon Euro/U.S. Dollar conversion rates and the attainment of specified annual sales levels which the majority of the milestone payments are conditioned upon.

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

Overview

We are a biopharmaceutical company focused on the discovery and development of innovative therapies to address unmet medical needs.   In November 2003, we received FDA approval to market our first product, Plenaxis (abarelix for injectable suspension), in the United States for the treatment of the symptoms of men with advanced prostate cancer for whom other hormonal therapies are not appropriate and who have refused surgical castration.  For safety reasons, Plenaxis was approved with marketing restrictions which include a risk management program - the PLUS (PLenaxis User Safety) Program.  Only physicians enrolled in the PLUS Program may prescribe Plenaxis.  We are promoting Plenaxis in the United States through our own dedicated marketing and sales team.  Plenaxis is available to authorized physicians and pharmacies through a network of specialty distributors with whom we have contracted.

In June 2003, we initiated the regulatory submission process in the European Union seeking approval to market Plenaxis for the treatment of a broad population of hormonally responsive prostate cancer patients.  We submitted a marketing authorization application, or MAA, in Germany and, assuming favorable action in Germany, plan to seek additional European Union member state approvals under the Mutual Recognition Procedure, or MRP.  We believe that the German review process will be completed during 2004.   In April 2004, we signed an agreement with Schering AG of Berlin, Germany, for the commercialization of Plenaxis across Europe, Russia, the Middle East, South Africa, Australia and New Zealand.  Under terms of the agreement, we will receive a combination of upfront, regulatory approval and performance-based milestone payments, as well as a share of revenue through transfer price payments for drug product which will be supplied by us.  The transfer price will vary based upon net sales of Plenaxis, as well as pricing and reimbursement levels, in the licensed territory.  The milestone payments may total over time up to approximately $90.0 million, dependent upon Euro/U.S. Dollar conversion rates and the attainment of specified annual sales levels which the majority of the milestone payments are conditioned upon.

We also are continuing to evaluate potential licensing opportunities for the development and commercialization of Plenaxis in Japan and other ex-U.S. territories not covered by the Schering AG agreement.

We are currently conducting a phase 1b trial of Apan, our proprietary investigational drug candidate for the treatment of Alzheimer’s disease.  During the fourth quarter of 2003, we initiated a phase 1 clinical trial to study PPI-2458 in patients with non-Hodgkin’s lymphoma.  PPI-2458 is our proprietary compound in development for the potential treatment of a range of cancers, as well as certain autoimmune diseases.  In March 2004, the FDA placed this trial on clinical hold.  We are currently assembling a detailed plan for submission to the FDA during the second quarter of 2004 in order to gain FDA approval to restart clinical testing.  We also have developed a proprietary, non-invasive investigational test for the diagnosis of endometriosis in women.  We are currently planning a clinical study to confirm the accuracy of this diagnostic test and are evaluating partnership opportunities.  We also have other programs in the research or preclinical development stage.

Prior to 2004, a significant portion of our revenues was received under collaboration agreements through which we converted the potential value underlying our Plenaxis program into a stream of upfront, milestone and expense reimbursement payments from corporate collaborators.  Following the approval of Plenaxis in November of 2003, we began hiring and deploying our sales force and establishing the commercial infrastructure to support those activities.  During the first quarter of 2004, we shipped the first units of Plenaxis to distributors and substantially completed the hiring of our sales force.  Most of our expenditures to date have been for drug development and commercialization activities and for general and administrative expenses.

Due primarily to the costs associated with the commercialization of Plenaxis in the United States, as well as other research and development and general and administrative expenses, we had a net operating loss for the three months ended March 31, 2004.  Our accumulated deficit as of March 31, 2004 was approximately $201.7 million.  We expect to continue to have net operating losses through 2005.  Assuming the successful commercialization of Plenaxis, partnering of clinical programs at opportune times and continued prudent fiscal management, we believe that our existing cash and investments will be sufficient for us to execute our current operating plan and attain profitability by 2006.

The market for available hormonal therapies to treat prostate cancer is approximately $1.2 billion in the United States.  We believe that the revenue opportunity for Plenaxis, based upon its approved indication, may represent 15% or more of this market.  However, our actual revenues will depend upon the impact of our risk management program, physician and patient acceptance of Plenaxis and the overall success of our commercialization efforts.

At March 31, 2004, we had 190 full-time employees compared to 147 full-time employees at March 31, 2003.  This increase in headcount was due to the hiring of our sales force following the approval of Plenaxis in November 2003.

Critical Accounting Policies

While our significant accounting policies are more fully described in Note 2 to our consolidated financial statements appearing elsewhere in this report, we believe the following accounting policies to be critical:

Use of Estimates.  We prepare our financial statements in accordance with accounting principles generally accepted in the United States. These principles require that we make estimates and use assumptions that affect the reporting of our assets and our liabilities as well as the disclosures that we make regarding assets and liabilities and revenues and expenses that are contingent upon uncertain factors as of the reporting date.  Actual payments, and thus our actual results, could differ from our estimates.

Revenue Recognition.  We recognize revenue from product sales in the period when the product is delivered provided that there is pervasive evidence that an arrangement exists, the price is fixed or determinable and collection of the related receivable is probable.  Revenues are recorded net of applicable allowances as provision is made for estimated returns, rebates and other applicable discounts and allowances.  Shipping and other distribution costs are charged to cost of product sales.

We prepare our estimates of provisions for sales returns and allowances, discounts and rebates based primarily on estimates.  Contractual allowances and rebates primarily result from sales under contracts with healthcare providers, Medicaid programs and other government agencies.  Our policy for returns allows our authorized distributors to return the product three months prior to and six months after product expiration.  The reserve for product returns is determined by reviewing the history of product returns for products with similar characteristics to Plenaxis and by utilizing data obtained directly from our authorized distributors.  These data are reviewed to monitor product movement through the supply chain to identify remaining inventory in the supply chain that may result in chargebacks or returns. The reserves are reviewed at each reporting period and adjusted to reflect data available at that time.  To the extent our estimate of contractual allowances, rebates and product returns is different than actuals, we will adjust the reserve which will impact the amount of product sales revenue recognized in the period of the adjustment.

In November 2003, we received regulatory approval to market Plenaxis in the United States.  There is a launch period initiative undertaken in cooperation with substantially all of our distributors which provides that the payment terms on purchases of Plenaxis during the launch will be up to 120 days.

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

We believe that the application of SFAS No. 144 and the method used to determine the impairment of our property, plant and equipment involve critical accounting estimates because they are highly susceptible to change from period to period and because they require management to make assumptions about future cash flows, including residual values.  In addition, we believe that had alternative assumptions been used the impact of recognizing an impairment, if any, on the assets reported on our balance sheet, as well as our net loss, may have been material.

We reviewed our building for impairment as of December 31, 2003.  We have determined that the undiscounted sum of the expected future cash flows from the building exceeded the recorded value of the building.  As a result, no impairment allowance was required in accordance with SFAS No. 144.

Inventory.  We value inventory at cost or, if lower, fair market value. We determine cost using the first-in, first-out method. We analyze our inventory levels quarterly and write down inventory that has become obsolete, inventory that has a cost basis in excess of its expected net realizable value and inventory in excess of expected requirements, to cost of product revenues. Expired inventory is disposed of and the related costs are written off. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

Management has discussed the development, selection and disclosure of these critical accounting policies with the audit committee of our board of directors.

Results of Operations

Three Months Ended March 31, 2004 Compared To Three Months Ended March 31, 2003

Revenues for the three months ended March 31, 2004 were $0.5 million compared to zero for the corresponding period in 2003.  Of this amount, approximately $0.4 million was related to sales of Plenaxis to our distributors.  In November 2003, the FDA approved Plenaxis for the treatment of the symptoms of men with advanced prostate cancer for whom other hormonal therapies are not appropriate and who have refused surgical castration.  In January 2004, we began shipping product to our authorized distributors.  We are promoting Plenaxis in the United States through our own dedicated marketing and sales team, and as of the end of the first quarter of 2004, we had substantially completed the hiring and deployment of that sales force.

Cost of goods sold for the three months ended March 31, 2004 was $1.1 million compared to no cost of goods sold for the corresponding period in 2003.  In January of 2004, we began selling Plenaxis and accordingly, began recognizing costs related to those sales.  The majority of our cost of goods sold in 2004 was related to a $1.0 million milestone payment which became due and payable upon the first commercial sale of Plenaxis under our license agreement with Indiana University Advanced Research and Technology Institute, Inc., or IUF.  Much of the raw material used to produce Plenaxis (including the active pharmaceutical ingredient) was purchased prior to the FDA granting approval for the commercial sale of Plenaxis.  Accordingly, these purchases were treated as research and development costs and expensed as incurred.  Excluding the effect of the $1.0 million milestone payment to IUF during the first quarter of 2004, we anticipate that cost of goods sold will increase as sales volume increases, but may decline as a percentage of revenue as fixed costs are spread over a larger revenue number.  Cost of goods sold will increase as a percentage of revenue as previously expensed materials are exhausted.  We cannot predict when such previously expensed materials will be exhausted, as this will be dependent upon the commercial success of Plenaxis in both the United States and abroad.

Research and development expenses for the three months ended March 31, 2004 decreased 9.3% to approximately $7.9 million, from approximately $8.7 million for the corresponding period in 2003.  The decrease reflects reduced spending in our clinical and preclinical programs.  As a result of the approval of Plenaxis in November 2003, spending on prostate cancer clinical development was reduced during the first quarter of 2004.  Offsetting this decrease, spending related to our clinical development program for PPI-2458 increased from the prior year.  This increase was due to several ongoing preclinical studies, manufacturing activities and the costs associated with the phase 1 clinical trial initiated late in 2003.  As announced in March 2004, this program has been placed on clinical hold by the FDA pending our submission of a detailed plan to address a neuropathological finding in a preclinical study that was completed following initiation of the clinical trial.  Spending on our Apan program was consistent with the prior year as we progressed from a phase 1a clinical trial to a phase 1b clinical trial and continued to incur costs related to preclinical evaluations of the drug candidate.  Although we are unable to predict the precise level of spending on individual clinical programs due to the uncertain nature of clinical development, overall, we expect our research and development expenses for the remainder of 2004 to increase as we provide support for certain investigator-sponsored clinical studies of Plenaxis, and, assuming FDA concurrence, initiate a phase 1/2a study in Apan and re-initiate clinical testing in our PPI-2458 clinical development program.

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

Members of our research and development team typically work on a number of projects concurrently. In addition, a substantial amount of our fixed costs such as facility depreciation, utilities and maintenance are shared by our various programs. Accordingly, we have not and do not plan to specifically identify all costs related to each of our research and development programs. We estimate that during the three months ended March 31, 2004 and during 2003, the majority of our research and development expenses were related to manufacturing costs, clinical trial costs, salaries and lab supplies related to our prostate cancer, Alzheimer’s disease and non-Hodgkin’s lymphoma programs. The remaining research and development costs consisted primarily of salaries and lab supplies for our other research programs.

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

In June 2003, we also submitted an MAA for Plenaxis in Germany. We believe that the German regulatory authorities will complete their review of our MAA during 2004. Assuming  favorable action, we plan to subsequently seek further European Union approval for Plenaxis under the MRP to market Plenaxis for the treatment of a broad population of hormonally responsive prostate cancer patients.  As stated above, in April 2004, we signed an agreement with Schering AG of Berlin, Germany for the commercialization of Plenaxis across Europe, Russia, the Middle East, South Africa, Australia and New Zealand and we continue to evaluate potential licensing opportunities for the development and commercialization of Plenaxis in Japan and other ex-U.S. territories not covered by the Schering AG agreement.  However, we cannot assure investors that we will be successful in obtaining approval in any region outside of the United States for the commercialization of Plenaxis for the treatment of any portion of the hormonally responsive prostate cancer patient population or for any other indication, or that we will be able to enter into additional collaboration agreements on favorable terms, if at all.

In 1998, we began our clinical program to develop Plenaxis for the treatment of endometriosis. We completed a phase 2 study of Plenaxis for the treatment of pain associated with endometriosis in March 2002.  During 2002 and 2003, we conducted a pharmacokinetic study to determine the appropriate dose and dosing schedule necessary to maximize the benefit of the therapy for patients while minimizing attendant bone mineral density loss.  The results of this study will be used as guidance for potential future clinical studies.  We do not currently have any additional endometriosis studies planned and do not expect to conduct further studies without a corporate partner. Any additional development in endometriosis would also require concurrence by the FDA.

We began our clinical program for Apan in 2000. We have completed a normal volunteer, phase 1a dose escalation study of Apan and have identified a maximum tolerated dose, or MTD, in healthy volunteers. During the second quarter of 2003, we initiated a phase 1b trial of Apan in Alzheimer’s disease patients. In this trial, a single dose of Apan is administered, with the goal of establishing the MTD in patients. We anticipate completing this study during the first half of 2004.  The tolerability of Apan in Alzheimer’s patients has exceeded expectations and additional dosing cohorts are now expected to enroll in this trial, which will increase drug exposure in patients to levels higher than the MTD identified in healthy volunteers in a phase 1a trial.  Assuming FDA concurrence on the protocol and on safety demonstrated in chronic toxicology studies, we anticipate initiating during the second half of 2004 a phase 1/2a study evaluating the safety and efficacy of multiple administrations of Apan to Alzheimer’s patients.

During the fourth quarter of 2003, we initiated our first clinical study for PPI-2458 in which an oral formulation is being evaluated in non-Hodgkin’s lymphoma patients who are no longer benefiting from other therapies. In March 2004, the FDA placed this trial on clinical hold until questions relating to a neuropathological finding observed in a three-month animal safety study have been satisfactorily resolved. The results of this study were not available at the time that the clinical study was initiated. The FDA has indicated that we will need to submit a detailed plan in order to address this finding. We have further evaluated this finding and will submit a plan to the FDA addressing it during the second quarter of 2004. While we intend to work diligently with the FDA to resolve this issue, we cannot currently predict when the clinical hold will be released. We intend to continue evaluating the potential utility of PPI-2458 for treating certain other cancers, as well as certain autoimmune diseases.

Sales and marketing expenses for the three months ended March 31, 2004 increased $3.1 million to approximately $4.1 million, from approximately $1.0 million for the corresponding period in 2003.  During the first quarter of 2004, we incurred increased sales and marketing expenses related to the commercial launch of Plenaxis in the United States.  This increase was principally due to our hiring of a sales force comprised of 40 field sales representatives and five regional managers, as well as the establishment of the commercial infrastructure to support our sales force.   We also experienced increased costs related to market research, various physician and national meetings, pricing and reimbursement consulting, and other sales force deployment activities.  We expect our sales and marketing expenses will increase during 2004 and will include expenses relating to the continued build-out of a marketing infrastructure, the cost of our sales force, and promotional and marketing programs.

General and administrative expenses for the three months ended March 31, 2004 increased 40% to approximately $3.0 million from approximately $2.1 million for the corresponding period in 2003.  The increase was due primarily to higher expenses related to business development activities and increased professional services expenses.  We expect that general and administrative expenses will increase slightly during 2004 and thereafter based on normal hiring of additional administrative personnel to support the continued growth of our commercialization initiatives and our research and development activities.

Net interest income for the three months ended March 31, 2004 decreased 45% to approximately $0.2 million, from approximately $0.4 million for the corresponding period in 2003. The decrease in net interest income was due primarily to reduced average interest rates and lower average cash balances.

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

Liquidity and Capital Resources

To date, our operations and capital requirements have been financed primarily with the proceeds of public and private sales of common stock and preferred stock, payments under research and development partnerships and collaborative agreements, investment income and, since the first quarter of 2004, revenues from product sales.

At March 31, 2004, we had cash, cash equivalents and marketable securities of approximately $125.9 million and working capital of approximately $118.7 million, compared to approximately $143.2 million and $133.0 million, respectively, at December 31, 2003.  We expect our cash, cash equivalents and marketable securities at December 31, 2004 to range from approximately $60.0 million to $70.0 million.  We believe that our existing cash and investments will be sufficient to meet the working capital and capital expenditure needs under our current operating plan through approximately the end of 2005.  Assuming the successful commercialization of Plenaxis, partnering of clinical programs at opportune times and continued prudent fiscal management, we believe that we should have sufficient financial resources to execute our operating plan and attain profitability by 2006.

For the three months ended March 31, 2004, net cash of approximately $17.2 million was used in operating activities, compared to approximately $13.8 million used in operating activities during the three months ended March 31, 2003. During the three months ended March 31, 2004, our use of cash in operations was due principally to our net loss of approximately $15.4 million, accounts receivable and inventory build of approximately $1.6 million and the reduction in accounts payable and accrued expenses of approximately $0.9 million, partially offset by depreciation and amortization.  We expect our cash utilization to increase during 2004 as a result of an overall increase in operating expenses as we continue launch-related activities for Plenaxis, continue with clinical trials for Apan, continue preclinical and clinical trials for PPI-2458, and expand our research and development initiatives. We also expect to use a significant amount of cash for the production of inventory and increases in accounts receivable. We expect that cash used for inventory purchases will increase through the end of fiscal year 2005 to support commercial sales of Plenaxis. The actual amount of overall expenditures will depend on numerous factors, including the timing of expenses and the timing and progress of our research, development and commercialization efforts.

Net cash provided by investing activities of approximately $13.3 million for the three months ended March 31, 2004 consisted primarily of net sales or maturities of marketable securities of approximately $13.5 million.  This compares to net cash provided by investing activities of approximately $35.0 million for the corresponding period in 2003.  Net cash provided by investing activities for the three months ended March 31, 2003 was also related primarily to net sales or maturities of marketable securities.

In July 2000, in connection with the purchase, through our wholly owned real estate subsidiary, of our corporate headquarters and research facility in Waltham, Massachusetts, the subsidiary entered into an acquisition and construction loan agreement providing for up to $33.0 million in financing for the acquisition of, and improvements to, the facility. As of March 31, 2004, $31.7 million was outstanding under the loan agreement. Advances bear interest at a rate equal to the 30-day LIBOR plus 2.0% (3.09% at March 31, 2004). Principal and interest are payable monthly in arrears.  In July, we exercised the first of two one-year extension options, extending the maturity date of the loan until July 30, 2004. As a result of this extension, in August 2003 we started making monthly principal payments on the loan of approximately $62,000, in addition to interest payments. In connection with this extension, we also entered into an interest rate cap agreement in order to reduce the potential impact of interest rate increases on future income.

In April 2004, we signed a non-binding term sheet with our current lender to amend the existing loan agreement.  The term sheet provides for the extension of the maturity date through April 2009 at a fixed rate of 5.95%.  The term sheet also provides for certain financial operating covenants which would become effective as of December 31, 2006.  The term sheet provides that, in addition to interest, we would continue to repay principal on a monthly basis using a 25-year amortization schedule and would have the option to extend the loan for two additional, one-year extension periods, subject to meeting certain qualifications.

At December 31, 2003, we had provided a valuation allowance of $86.5 million for our deferred tax assets. The valuation allowance represents the value of the deferred tax assets.  Due to anticipated  future operating losses, we believe that it is more likely than not that we will not realize the net deferred tax assets in the future and we have provided an appropriate valuation allowance.

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board, or FASB, issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities, or FIN No. 46.  FIN No. 46 sets forth the criteria used in determining whether an investment in a variable interest entity, or VIE, should be consolidated and is based on the general premise that companies that control another entity through interests other than voting interests should consolidate the controlled entity.  We do not have any VIE’s.  Accordingly, the implementation of FIN No. 46 did not have any impact on our consolidated financial statements.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, or SFAS No. 150. SFAS No. 150 establishes how a company classifies and measures certain financial instruments with characteristics of both liabilities and equity, including redeemable convertible preferred stock. This statement is effective for financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the interim period commencing July 1, 2003, except for mandatory redeemable financial instruments of nonpublic companies. The Financial Accounting Standards Board has indefinitely deferred implementation of some provisions of SFAS No. 150. We believe that the adoption of SFAS No. 150 will not have a material impact on our consolidated financial statements.

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

We cannot assure you that we will be profitable in the future or, if we attain profitability, that it will be sustainable.  In November 2003, we received FDA approval to market Plenaxis for the treatment of the symptoms of men with advanced prostate cancer for whom other hormonal therapies are not appropriate and who have refused surgical castration.  All of our other product candidates are in the research or development stage.  Sales of Plenaxis began in January 2004.  Prior to the launch of Plenaxis, we had never marketed or sold any products.  Our marketing and selling efforts with regard to Plenaxis may not be commercially successful, and we may be unable to successfully develop or market any other products in the future. To date, we have derived substantially all of our revenues from payments under corporate collaboration and license agreements.  We expect to continue to spend significant amounts to further develop our commercial sales and marketing capabilities, continue clinical studies and seek regulatory approval for our other product candidates. We also intend to spend substantial amounts to fund additional research and development for other potential products, enhance our core technologies, and for general and administrative purposes.  As of March 31, 2004, we had an accumulated deficit of approximately $201.7 million.  We expect that our operating expenses will increase significantly due primarily to increased expenses related to continued commercialization activities for Plenaxis, as well as the initiation and continuation of studies as part of our other clinical programs, resulting in significant operating losses at least through 2005.  We currently do not expect to achieve profitability until 2006 at the earliest.  Moreover, our ability to attain profitability by 2006 is dependent on numerous factors, including our ability to successfully commercialize Plenaxis, partnering of clinical programs at opportune times and continued prudent fiscal management.  Even if we do become profitable, we cannot assure you that we would be able to sustain or increase profitability on a quarterly or annual basis.

Our business is dependent on the commercial success of Plenaxis.  If Plenaxis fails to achieve market acceptance, it may never be commercially successful and we may be unable to continue our operations as planned.

The success of our business is dependent on the successful commercialization of Plenaxis.  Plenaxis is new to the market in the United States and may be unfamiliar to members of the medical community and to patients. Market acceptance will depend largely on our ability to demonstrate, to the oncology and urology communities in particular, the efficacy and safety of Plenaxis as an alternative to currently marketed therapies or surgical options. We cannot be certain that Plenaxis will provide benefits considered adequate by providers of oncology and urology services or that enough providers will use the product to ensure its commercial success.  Many factors may affect its market acceptance and commercial success, including:

•                                          the scope of the patient population and the indication for which Plenaxis was approved in the United States, and if approval is obtained outside of the United States, the scope of the patient population and the indication for which Plenaxis is so approved;

•                                          the terms of the risk management program required by the FDA in connection with the approval of Plenaxis, as well as any marketing restrictions that may be imposed by foreign regulatory authorities in connection with the approval of Plenaxis outside of the United States;

•                                          the product labeling and product insert required by the FDA, and, if approval is obtained outside of the United States, by foreign regulatory authorities;

•                                          the effectiveness of Plenaxis and the potential side effects, including the risk of immediate-onset systemic allergic reactions, as compared to alternative treatment methods;

•                                          the extent and success of our marketing and sales efforts in the United States, and if approval is obtained outside of the United States, the extent and success of the marketing and sales efforts of our corporate collaborator(s);

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

We may be unable to either establish marketing and sales capabilities or enter into corporate collaborations necessary to successfully commercialize Plenaxis or our other potential products.

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

We have also announced our intention to market and sell Plenaxis outside of the United States through one or more marketing partners upon receipt of approval abroad.  We recently entered into an agreement with Schering AG for the commercialization of Plenaxis in the field of prostate cancer across Europe, Russia, the Middle East, South Africa, Australia and New Zealand.  We have limited influence over the decisions made by Schering AG or the resources they devote to the marketing and distribution of Plenaxis products in their licensed territory, and we cannot assure you that they will meet their obligations in this regard.  Moreover, Schering AG may market certain products that compete with our products, which could limit potential revenues from product sales.  Our marketing and distribution arrangement with Schering AG may not be successful, and we may not receive any revenues from it.  Also, we cannot assure you that we will be able to enter into marketing and sales agreements on acceptable terms, if at all, for Plenaxis in territories not covered by the Schering AG agreement, or for any of our other product candidates.

Alternative treatment options exist and may be more readily available or acceptable to physicians and patients, which may impair our ability to capture or maintain market share for Plenaxis.

Alternative products and medical treatments exist or are under development to treat advanced symptomatic prostate cancer.  For example, the FDA has approved several drugs for the treatment of prostate cancer that respond to changes in hormone levels, and there are other treatment alternatives available, including radiation therapy and surgery.  The FDA’s approval of Plenaxis is limited to use in a subset of advanced symptomatic prostate cancer patients, and distribution of Plenaxis will only be made in accordance with our risk management program, which includes physician enrollment in a prescribing program and a signed patient consent form regarding the risks and benefits of the therapy.  Due to the potential risk of immediate-onset systemic allergic reactions, physicians must also monitor patients for 30 minutes following the injection of Plenaxis.  Prescribing physicians and patients may view these requirements as burdensome or may recommend or choose to use alternative treatments that are more acceptable to the doctor and/or the patient.  If, due to these factors, Plenaxis does not achieve broad market acceptance as a drug for the treatment of the symptoms of men with advanced prostate cancer for whom other hormonal therapies are not appropriate and who have refused surgical castration, we may be unable to continue our operations as planned.

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

During research and development, the use of pharmaceutical products, such as Plenaxis, is limited principally to clinical trial patients under controlled conditions and under the care of expert physicians. The widespread commercial use of Plenaxis could produce undesirable or unintended side effects that have not been evident in our clinical trials.  In addition, in patients who take multiple medications, drug interactions could occur that can be difficult to predict.  These events, among others, could result in the imposition of additional regulatory controls that could limit the circumstances under which Plenaxis is prescribed or even lead to the withdrawal of the product from the market.  Due to the occurrence of immediate-onset systemic allergic reactions in patients treated with Plenaxis during clinical trials, Plenaxis has been approved under regulations concerning drugs with certain safety profiles, under which the FDA has established special restrictions to ensure safe use.  Post-marketing phase 4 studies are also required to evaluate the incidence of and further characterize such allergic reactions to the extent they occur.  Any violation of these special restrictions or unfavorable findings in the phase 4 studies could lead to the imposition of further restrictions or withdrawal of Plenaxis from the market.

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

In addition, we and the third-party manufacturers that we use must continually adhere to current good manufacturing practice requirements enforced by the FDA through its facilities inspection program.  Foreign regulatory authorities may also inspect our third-party manufacturers as a condition of approval.  In complying with these regulations and foreign regulatory requirements, we and any of our third-party manufacturers will be obligated to expend time, money and effort in production, record-keeping and quality control to assure that our potential products meet applicable specifications and other requirements.  If we or any of our third-party manufacturers fail to comply with these requirements, we may be subject to regulatory sanctions, and the facilities could be shut down.

Any of these factors could prevent, or cause delays in, obtaining regulatory approvals for our potential products, and the manufacturing, marketing or selling of Plenaxis, and could also result in significantly higher operating expenses.

The loss or failure of any of our third-party manufacturers could substantially delay or impair our sale or continued sale of Plenaxis.

For each stage of Plenaxis production we have relied, and expect in the near term to continue to rely, on a single third-party manufacturer, and we currently have not contracted, and in the near term do not expect to contract, with a second supplier for any of these production stages. Accordingly, the loss of one or more of these suppliers for any reason, including as a result of fire, terrorism, acts of God or insolvency or bankruptcy, could result in substantial delays in, or substantially impair our ability to complete, clinical trials and regulatory submissions or reviews, and could delay or impair substantially our sale or continued sale of Plenaxis. Such delays or impairment, and the associated costs and expenses, may lower our potential revenues and delay or prevent our attaining profitability. While we are evaluating the possibility of a second source of supply at certain stages of Plenaxis production, the number of qualified alternative suppliers is limited, and we cannot assure investors that we will be able to locate alternative suppliers or negotiate second supply agreements on reasonable terms. Furthermore, the process of engineering a new supplier’s facility for the production of Plenaxis and obtaining the necessary FDA and foreign regulatory approval of the facility would require substantial lead-time and could be extremely costly. We cannot assure investors that we will not lose one or more of our suppliers, or that in such event we would be readily able to continue the commercialization of Plenaxis without substantial and costly delays.

If our corporate collaborator reduces, delays or terminates its support, we may be unable to successfully commercialize Plenaxis outside of the United States.

We will depend upon our corporate collaborator, Schering AG, to help us obtain regulatory approval for Plenaxis and to commercialize Plenaxis in Schering’s licensed territory. Despite our collaborative relationship, we have limited influence over the amount and timing of resources that Schering AG will devote to Plenaxis.   In addition, Schering AG may terminate our collaboration agreement in various circumstances.  We cannot assure you that Schering AG or future collaborators will meet their obligations to us under our collaboration agreements with them.  If Schering AG or another collaborator terminates its agreement with us or fails to perform, or delays performance of, its obligations, it could delay or otherwise adversely affect or prevent, the commercialization of Plenaxis in certain regions outside of the United States. As a result, we could be forced to devote unforeseen additional resources to Plenaxis commercialization outside of the United States.  We cannot assure you that we would be able to raise the necessary funds or negotiate additional corporate collaborations on acceptable terms, if at all, and in that event we could have to curtail planned operations for the commercialization of Plenaxis outside of the United States.

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

In addition, many factors could delay or result in termination of our ongoing or future clinical trials. For example, results from ongoing preclinical studies or analyses could raise concerns over the safety or efficacy of a product candidate.  The FDA recently placed our phase 1 clinical trial of PPI-2458 on clinical hold due to a neuropathological abnormality observed in some of the animals tested in an animal safety study completed following initiation of the clinical trial.  The FDA has indicated that we will need to submit a detailed plan in order to address this finding.  We have explored this finding to assess its potential implications and are preparing a plan for submission to the FDA.  While we intend to work diligently with the FDA to resolve this issue, we cannot currently predict when the clinical hold will be released.  A clinical trial may also experience slow patient enrollment or lack of sufficient drug supplies. Patients may experience adverse medical events or side effects, and there may be a real or perceived lack of effectiveness of, or of safety issues associated with, the drug we are testing. Future governmental action or existing or changes in FDA policies or precedents, may also result in delays or rejection of an application for marketing approval.  The FDA has considerable discretion in determining whether to grant marketing approval for a drug, and may delay or deny approval even in circumstances where the applicant’s clinical trials have proceeded in compliance with FDA procedures and regulations and have met the established end-points of the trials. Challenges to FDA determinations are generally time-consuming and costly, and rarely, if ever succeed.  Although we received FDA approval to market Plenaxis in the United States in November 2003, we can give no assurance that we will obtain marketing approval for any of our other product candidates.

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

For safety reasons, Plenaxis was approved by the FDA with a comprehensive risk management program.  This program includes educational outreach to patients and physicians regarding the risks and benefits of Plenaxis, restricted distribution of the product only to physicians enrolled in a prescribing registry, a system for collecting and reporting adverse events to the FDA and auditing requirements to evaluate the effectiveness of the program.  We are also required to conduct several phase 4 studies to evaluate the risk management program and the appropriate use of the drug in the indicated population.  Under the regulations under which Plenaxis was approved, the FDA has the authority to pre-approve all promotional materials and has available to it an expedited market withdrawal procedure if issues arise regarding the safe use of Plenaxis.  If approval for Plenaxis is withdrawn, we will not be able to sell Plenaxis and may have insufficient funds to continue operations as currently planned.

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

Product liability claims can be expensive to defend and may result in large judgments or settlements against us, which could have a negative effect on our financial performance. The costs of product liability insurance have increased dramatically in recent years, and the availability of coverage has decreased.  Although the Company carries insurance that it regards as reasonably adequate to protect it from potential claims, there can be no assurance that the Company will be able to maintain its current product liability insurance at a reasonable cost, or at all.  Our former collaboration agreements included, and the agreements regarding the termination of those collaborations also include, an indemnification for liabilities associated with the development and commercialization of Plenaxis.  Our agreement with Schering AG contains similar indemnification provisions.  If a third party, including a former collaborator, successfully sues us for any injury, or for indemnification for losses, there is no guarantee that the amount of the claim would not exceed the limit of the Company’s insurance coverage.  Further, a successful claim could result in the recall of Plenaxis, or could reduce revenues from sales of Plenaxis.  Even if a product liability claim is not successful, the adverse publicity and time and expense of defending such a claim may interfere with our business.

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

•                                          the willingness of our corporate collaborator to commercialize Plenaxis in territories outside of the United States and the timing and success of that commercialization;

•                                          the loss of our corporate collaborator, Schering AG, failure or delay by our corporate collaborator in performing its obligations or disputes with our corporate collaborator;

•                                          our ability to enter into additional foreign corporate collaborations for Plenaxis, or United States or foreign corporate collaborations for our other product candidates, and the timing and terms of such collaborations;

•                                          the success rate of our discovery efforts and clinical trials;

•                                          announcement of FDA or foreign regulatory approval or disapproval of any of our product candidates, or of associated labeling requirements;

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

Our quarterly operating results have fluctuated in the past and are likely to do so in the future. These fluctuations could cause our stock price to decline. Some of the factors that could cause our operating results to fluctuate include:

•                                          expected or unexpected fluctuations in Plenaxis revenues in the United States;

•                                          the timing and level of expenses related to the commercialization of Plenaxis in the United States;

•                                          the timing and success of the commercialization of Plenaxis outside of the United States;

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk.  We have not entered into any instruments for trading purposes.  Some of the securities that we invest in may have market risk. This means that an increase in prevailing interest rates may cause the principal amount of the investment to decrease. To minimize this risk in the future, we maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds and government and non-government debt securities. An immediate hypothetical 100 basis point increase in interest rates would have resulted in an approximate $0.5 million decrease in the fair value of our investments as of March 31, 2004.  The same hypothetical increase in interest rates as of December 31, 2003 would have resulted in an approximate $0.8 million decrease in the fair value of our investments.  Due to the conservative nature and relatively short duration of our investments, interest rate risk is mitigated. As of March 31, 2004, approximately 85% of our total investments will mature or reset in one year or less, with the remainder maturing in less than two years.

In connection with the purchase of our new facility in July 2000, our wholly owned real estate subsidiary executed an acquisition and construction loan agreement that provides for up to $33.0 million in borrowings at a floating interest rate indexed to 30-day LIBOR. In July 2003, we exercised the first of two one-year extension options extending the maturity date of the loan until July 30, 2004.  In connection with this extension, the subsidiary entered into an interest rate cap agreement which limits exposure to interest rate increases above a certain threshold through July 30, 2004.

In April 2004, we signed a non-binding term sheet with our current lender to amend the existing loan agreement.  The term sheet provides for the extension of the maturity date through April 2009 at a fixed rate of 5.95%.  The term sheet also provides for certain financial operating covenants which would become effective as of December 31, 2006.  The term sheet provides that, in addition to interest, we would continue to repay principal on a monthly basis using a 25-year amortization schedule and would have the option to extend the loan for two additional, one-year extension periods subject to meeting certain qualifications.  Because of this amendment to the loan agreement, we do not believe that there is material interest rate risk exposure with respect to the loan facility.

ITEM 4.     CONTROLS AND PROCEDURES.

(a)                               Disclosure Controls and Procedures.

The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report.  Based on such evaluation, the Company’s chief executive officer and chief financial officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms.

(b)                               Internal Control Over Financial Reporting.

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)                                  Exhibits

Exhibit Number

Exhibit

3.1	Amended and Restated Certificate of Incorporation (2)

3.2	Third Amended and Restated By-Laws (5)

4.1	Specimen certificate representing shares of common stock (1)

4.2	Specimen certificate representing shares of common stock (including Rights Agreement Legend) (3)

4.3	Rights Agreement between the Registrant and American Stock Transfer & Trust Company, as Rights Agent (4)

4.4	Form of Certificate of Designations of Series A Junior Participating Preferred Stock (attached as Exhibit A to the Rights Agreement filed as Exhibit 4.3 hereto) (4)

4.5	Form of Rights Certificate (attached as Exhibit B to the Rights Agreement filed as Exhibit 4.3 hereto) (4)

10.1	Amendment dated March 29, 2004 to Letter Agreement dated as of May 9, 2002 between PRAECIS and William K. Heiden

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

(b)                                 Reports Submitted on Form 8-K

On January 30, 2004, we furnished a Current Report on Form 8-K to furnish under Item 12 (Results of Operations and Financial Condition) a copy of our Press Release dated January 30, 2004.

On February 23, 2004, we furnished a Current Report on Form 8-K to furnish under Item 9 (Regulation FD Disclosure) a copy of our Press Release dated February 23, 2004.

On March 12, 2004, we furnished a Current Report on Form 8-K to furnish under Item 9 (Regulation FD Disclosure) a copy of our Press Release dated March 12, 2004.

On March 31, 2004, we furnished a Current Report on Form 8-K to furnish under Item 9 (Regulation FD Disclosure) a copy of our Press Release dated March 31, 2004.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

PRAECIS PHARMACEUTICALS INCORPORATED

Date: May 10, 2004	By	/s/ Kevin F. McLaughlin
Kevin F. McLaughlin
Chief Financial Officer, Executive Vice President,
Treasurer and Secretary (Duly Authorized Officer and Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number

Exhibit

3.1	Amended and Restated Certificate of Incorporation (2)

3.2	Third Amended and Restated By-Laws (5)

4.1	Specimen certificate representing shares of common stock (1)

4.2	Specimen certificate representing shares of common stock (including Rights Agreement Legend) (3)

4.3	Rights Agreement between the Registrant and American Stock Transfer & Trust Company, as Rights Agent (4)

4.4	Form of Certificate of Designations of Series A Junior Participating Preferred Stock (attached as Exhibit A to the Rights Agreement filed as Exhibit 4.3 hereto) (4)

4.5	Form of Rights Certificate (attached as Exhibit B to the Rights Agreement filed as Exhibit 4.3 hereto) (4)

10.1	Amendment dated March 29, 2004 to Letter Agreement dated as of May 9, 2002 between PRAECIS and William K. Heiden

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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