Form 10-Q
period 2004-06-30
PRAECIS PHARMACEUTICALS INC
filed 2004-08-09
CIK 1033025

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

As of July 31, 2004, there were 52,377,773 shares of the registrant’s common stock, $.01 par value, outstanding.

PRAECIS PHARMACEUTICALS INCORPORATED

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2004

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

PRAECIS PHARMACEUTICALS INCORPORATED

Condensed Consolidated Balance Sheets

(In thousands, except share data)

(Unaudited)

	December 31, 2003	June 30, 2004
Assets
Current assets:
Cash and cash equivalents	$15,687	$12,733
Marketable securities	127,505	98,725
Accounts receivable	—	818
Inventory	—	1,888
Prepaid expenses and other assets	726	1,232

Total current assets	143,918	115,396

Property and equipment, net	67,713	65,447
Due from officer	833	783
Other assets	14	215

Total assets	$212,478	$181,841

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,483	$854
Accrued expenses	7,707	7,374
Deferred revenue	—	167
Current portion of long-term debt	747	578

Total current liabilities	10,937	8,973

Deferred revenue	—	1,805
Long-term debt	31,880	31,675

Commitments and contingencies

Stockholders’ equity:
Common Stock, $0.01 par value; 200,000,000 shares authorized; 52,011,002 shares in 2003 and 52,377,773 shares in 2004 issued and outstanding	520	524
Accumulated other comprehensive income	73	(329)
Additional paid-in capital	355,373	355,720
Accumulated deficit	(186,305)	(216,527)

Total stockholders’ equity	169,661	139,388

Total liabilities and stockholders’ equity	$212,478	$181,841

See accompanying notes.

PRAECIS PHARMACEUTICALS INCORPORATED

 Condensed Consolidated Statements of Operations

(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2004	2003	2004

Revenues:
Product sales	$—	$645	$—	$1,056
Licensing and other revenues	—	28	—	78
Total revenues	—	673	—	1,134

Costs and expenses:
Cost of goods sold	—	146	—	1,280
Research and development	12,343	7,760	21,100	15,675
Sales and marketing	1,066	5,181	2,090	9,424
General and administrative	2,519	2,401	4,569	5,178
Total costs and expenses	15,928	15,488	27,759	31,557

Operating loss	(15,928)	(14,815)	(27,759)	(30,423)

Interest income (expense), net	378	(27)	794	201

Net loss	$(15,550)	$(14,842)	$(26,965)	$(30,222)

Basic and diluted net loss per share	$(0.30)	$(0.28)	$(0.52)	$(0.58)

Weighted average number of basic and diluted shares outstanding	51,842	52,332	51,831	52,239

See accompanying notes.

PRAECIS PHARMACEUTICALS INCORPORATED

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2003	2004
Operating activities:
Net loss	$(26,965)	$(30,222)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	2,285	2,494
Stock compensation	68	17
Changes in operating assets and liabilities:
Accounts receivable	—	(818)
Inventory	—	(1,888)
Prepaid expenses and other assets	(442)	(707)
Due from officer	50	50
Accounts payable	(2,542)	(1,629)
Accrued expenses	(616)	(333)
Deferred revenue	—	1,972

Net cash used in operating activities	(28,162)	(31,064)

Investing activities:
Purchase of available-for-sale securities	(42,236)	(87,566)
Sales or maturities of available-for-sale securities	79,228	115,944
Proceeds from disposition of property and equipment	—	50
Purchase of property and equipment	(317)	(278)

Net cash provided by investing activities	36,675	28,150

Financing activities:
Principal payments on debt	—	(374)
Proceeds from exercises of stock options	130	334

Net cash provided by (used in) financing activities	130	(40)

Net increase (decrease) in cash and cash equivalents	8,643	(2,954)
Cash and cash equivalents, beginning of period	40,847	15,687

Cash and cash equivalents, end of period	$49,490	$12,733

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

Inventory

Inventory is stated at the lower of cost or market with cost determined under the first-in/first-out (“FIFO”) method. The Company will write down any obsolete or otherwise unmarketable inventory to its estimated net realizable value, as necessary.  If the actual realizable value is less than that estimated by the Company, additional inventory write-downs may be required.  The Company did not write down any unmarketable inventory for the six months ended June 30, 2004.

The components of inventory are as follows (in thousands):

	December 31, 2003	June 30, 2004
Raw materials	$—	$42
Work-in-process	—	1,779
Finished goods	—	67
	$—	$1,888

Work-in-process and finished goods inventories consist of materials, labor and manufacturing overhead.

Impairment or Disposal of Long-Lived Assets.

Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets  (“SFAS No. 144”), requires that if the sum of the undiscounted future cash flows expected to result from a company’s asset, net of interest charges, is less than the reported value of the asset, an asset impairment must be recognized in the financial statements.  The Company evaluates its property, plant and equipment for impairment whenever indicators of impairment exist.  The amount of the impairment to be recognized is calculated by subtracting the fair value of the asset from the reported value of the asset.  Through June 30, 2004, no revision to the estimated useful life or recorded amount of property and equipment was required.

Stock-Based Compensation

The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”) and related interpretations, in accounting for its stock-based compensation plans. Under APB No. 25, when the exercise price of options granted to employees under these plans equals the market price of the underlying stock on the date of grant, no compensation expense is required.  The Company also follows the provisions of SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of Financial Accounting Standards Board (“FASB”) Statement No. 123 (“SFAS No. 148”).

Accordingly, had compensation expense for the Company’s stock option plans been determined based on the fair value at the grant date for awards under these plans, consistent with the methodology prescribed under SFAS No. 148, the Company’s net loss and net loss per share would have approximated the pro forma amounts indicated below (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2004	2003	2004
Net loss, as reported	$(15,550)	$(14,842)	$(26,965)	$(30,222)
Deduct: Stock-based employee compensation cost that would have been included in the determination of net loss as reported if the fair value method had been applied to all awards	(2,696)	(2,574)	(5,457)	(5,532)
Pro forma net loss	$(18,246)	$(17,416)	$(32,422)	$(35,754)
Diluted net loss per share, as reported	$(0.30)	$(0.28)	$(0.52)	$(0.58)
Diluted net loss per share, pro forma	$(0.35)	$(0.33)	$(0.63)	$(0.68)

The fair value of the stock options at the date of grant was estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

	2003	2004
Risk-free interest rate	4.0%	4.0%
Expected life (years)	6	6
Volatility	103%	89%

The Company has never declared or paid any cash dividends on any of its capital stock and does not expect to do so in the foreseeable future.

In March 2004, the FASB issued an Exposure Draft of a proposed standard, Share-Based Payment – An Amendment of FASB Statements No. 123 and 95, which, if adopted, will significantly change the accounting for employee stock options and other equity-based compensation.  The proposed standard would require companies to expense the fair value of stock options on the grant date and would be effective at the beginning of the Company’s 2005 fiscal year. The Company will evaluate the requirements of the standard, which is expected to be finalized in late 2004, to determine its impact on the Company’s results of operations.

Revenue Recognition

Revenues from product sales are recognized in the period when the product is delivered, provided there is pervasive evidence that an arrangement exists, the price is fixed or determinable and collection of the related receivable is probable.  Revenues are recorded net of applicable allowances as provision is made for estimated sales returns, rebates and other applicable discounts and allowances.  Shipping and other distribution costs are charged to cost of product sales.

The Company prepares its provisions for sales returns and allowances, rebates and discounts based primarily on estimates.  Contractual allowances and rebates result primarily from sales under contracts with healthcare providers, Medicaid programs and other government agencies.  The Company’s policy for sales returns allows authorized distributors to return the product three months prior to, and six months after, product expiration.  The reserve for sales returns is determined by reviewing the history of returns for products with similar characteristics to Plenaxis® and by utilizing data obtained directly from the Company’s authorized distributors.  These data are reviewed to monitor product movement through the supply chain to identify remaining inventory in the supply chain that may result in chargebacks or sales returns.  The reserves are reviewed at each reporting period and adjusted to reflect data available at that time.  To the extent the Company’s estimates of contractual allowances, rebates and sales returns is different from actuals, the Company will adjust the reserve which will impact the amount of product sales revenue recognized in the period of the adjustment.

In November 2003, the Company received regulatory approval to market Plenaxis® in the United States.  There is a launch period initiative undertaken in cooperation with substantially all of the Company’s distributors which currently provides that the payment terms on purchases of Plenaxis® will be up to 120 days.  Through June 30, 2004, payments under the Company’s launch period initiative have been made in a timely manner.

In April 2004, the Company entered into a license, supply and distribution agreement with Schering AG (“Schering AG”), of Berlin, Germany (the “Schering AG Agreement”).  The Schering AG Agreement provides for a combination of upfront, regulatory approval and performance-based milestone payments, as well as a share of revenue through transfer price payments for drug product which will be supplied by the Company.  The Company analyzes its multiple element arrangements to determine whether the elements can be separated and accounted for individually as separate units of accounting in accordance with EITF No. 00-21, “Revenue Arrangements with Multiple Deliverables.”  Nonrefundable upfront licensing fees and certain guaranteed, time-based payments that require continuing involvement in the form of development, manufacturing or other commercialization efforts by the Company are recognized as licensing revenue ratably over the period under which the Company is obligated to perform those services.  Milestone payments are recognized as licensing revenue or product sales when the performance obligations, as defined in the contract, are achieved, so long as the milestone is deemed to be substantive.  Performance milestones typically consist of milestones in the development and/or commercialization of a product, such as obtaining approval from regulatory agencies and the achievement of targeted sales levels.  Reimbursements of development costs are recognized as licensing revenue as the related costs are incurred.

When the period over which a fee or payment will be recognized as revenue cannot be specifically identified from the contract, management estimates the deferral period based upon other critical factors contained within the contract, including but not limited to patent life or contract term.  The Company continually reviews these estimates which could result in a change in the deferral period and might impact the timing and the amount of revenue recognized.

Impairment or Disposal of Long-Lived Assets.

SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets  (“SFAS No. 144”), requires that if the sum of the undiscounted future cash flows expected to result from a company’s asset, net of interest charges, is less than the reported value of the asset, an asset impairment must be recognized in the financial statements.  The Company evaluates its property, plant and equipment for impairment whenever indicators of impairment exist.  The amount of the impairment to be recognized is calculated by subtracting the fair value of the asset from the reported value of the asset.  Through June 30, 2004, revision to the estimated useful life or recorded amount of property and equipment was required.

Net Loss Per Share

Basic net loss per share is based on the weighted average number of common shares outstanding.  For the three and six months ended June 30, 2003 and 2004, diluted net loss per common share is the same as basic net loss per common share as the inclusion of common stock options would be antidilutive due to the Company’s net loss for all periods presented.  Diluted net loss per common share excluded 7,591,612 and 7,994,067 common stock options for the periods ended June 30, 2003 and 2004, respectively.

Comprehensive Income

SFAS No. 130, Reporting Comprehensive Income, establishes standards for the reporting and display of comprehensive income (loss) and its components in the consolidated financial statements.  The Company’s accumulated other comprehensive income is comprised of net unrealized gains or losses on available-for-sale securities.  For the three and six months ended June 30, 2003 and 2004, comprehensive loss was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2004	2003	2004
Net loss	$(15,550)	$(14,842)	$(26,965)	$(30,222)
Changes in comprehensive loss:
Net unrealized holding (losses) gains on investments	(68)	(464)	93	(402)
Total comprehensive loss	$(15,618)	$(15,306)	$(26,872)	$(30,624)

Reclassification

Certain amounts reported in previous periods have been reclassified to conform to the current period presentation.

3.             Schering AG Agreement

In April 2004, the Company entered into the Schering AG Agreement, under which the Company granted exclusive rights to Schering AG to commercialize Plenaxis® in the field of prostate cancer in Europe, Russia, the Middle East, South Africa, Australia and New Zealand (the “Licensed Territory”).  The Schering AG Agreement provides for a combination of upfront, regulatory approval and performance-based milestone payments, as well as a share of revenue through transfer price payments for drug product which will be supplied by the Company.  The transfer price will vary based upon net sales of Plenaxis®, as well as pricing and reimbursement levels, in the Licensed Territory.  The milestone payments to the Company may total over time up to approximately $90.0 million, depending upon Euro/U.S. Dollar conversion rates, and the attainment of specified annual sales levels which the majority of the milestone payments are conditioned upon.  The Company received a $2.0 million signing payment from Schering AG during the second quarter of 2004, which it is recognizing into revenues over the remaining patent life of Plenaxis® in Europe of approximately twelve years.  As of June 30, 2004, the Company has recognized approximately $28,000 in revenues under the Schering AG Agreement.

4.             Mortgage Financing

In June 2004, the Company amended its acquisition and construction loan agreement (the “Amended Loan Agreement”) to extend the maturity date of the loan and modify certain other terms of the original agreement.  Under the Amended Loan Agreement, principal is due and payable in full on July 30, 2009, subject to two one-year extension options which are exercisable at the Company’s option provided the Company is in compliance with certain financial covenants.  The outstanding principal bears interest at a fixed rate of 5.95% through April 2009.  Principal and interest are payable through a fixed monthly payment of approximately $207,000, with the principal portion being calculated using a 25-year amortization schedule.  The Amended Loan Agreement also provides for certain additional financial operating covenants, one of which is effective immediately and the remainder of which will become effective as of December 31, 2006.

5.             Cambrex Charles City, Inc. (“Cambrex”)

In July 2004, the Company amended its supply agreement with Cambrex (formerly Salsbury Chemicals, Inc.) for the manufacture of the commercial depot formulation of Plenaxis®.  Under the amendment, the term of the original agreement has been extended for an additional five years (through July 2010) with an option for the Company to further extend the term for up to an additional five years, subject to an agreed upon increase in price and in the minimum annual purchase commitment.  As part of the amendment, the Company has agreed to a minimum purchase commitment of $900,000 per year for the next five years.

ITEM 2.               MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of our financial condition and results of operations should be read together with the condensed consolidated financial statements and accompanying notes to those statements included elsewhere in this Form 10-Q.  This Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties.  All statements other than statements of historical information set forth herein are forward-looking and may contain information about financial results, events, economic conditions, trends and known uncertainties.  Our actual results and actual events could differ materially from those discussed in these forward-looking statements as a result of a number of factors, which include those discussed in this section and elsewhere in this report, and the risks discussed in our other filings with the Securities and Exchange Commission.  Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis, judgment, belief or expectation only as of the date hereof.  PRAECIS undertakes no obligation to publicly reissue or modify these forward-looking statements to reflect events or circumstances that arise after the date hereof.

Overview

We are a biopharmaceutical company focused on the discovery and development of innovative therapies to address unmet medical needs.  In November 2003, we received FDA approval to market our first product, Plenaxis® (abarelix for injectable suspension), in the United States for the treatment of the symptoms of men with advanced prostate cancer for whom other hormonal therapies are not appropriate and who have refused surgical castration.  For safety reasons, Plenaxis® was approved with marketing restrictions which include a risk management program - the Plenaxis® User Safety (PLUS) Program.  Only physicians enrolled in the PLUS Program may prescribe Plenaxis®.  We are promoting Plenaxis® in the United States through our own dedicated marketing and sales team.  Plenaxis® is available to authorized physicians and pharmacies through a network of specialty distributors with whom we have contracted.

In June 2003, we initiated the regulatory submission process in the European Union seeking approval to market Plenaxis® for the treatment of a broad population of hormonally responsive prostate cancer patients.  We submitted a marketing authorization application, or MAA, in Germany and, assuming favorable action in Germany, plan to seek additional European Union member state approvals under the Mutual Recognition Procedure, or MRP.  We believe that the German review process will be completed by late 2004/early 2005.  In April 2004, we signed an agreement with Schering AG of Berlin, Germany, for the commercialization of Plenaxis® across Europe, Russia, the Middle East, South Africa, Australia and New Zealand.  The Schering AG agreement provides for a combination of upfront, regulatory approval and performance-based milestone payments, as well as a share of revenue through transfer price payments for drug product which will be supplied by us.  The transfer price will vary based upon net sales of Plenaxis®, as well as pricing and reimbursement levels, in the licensed territory.  The milestone payments to us may total over time up to approximately $90.0 million, depending upon Euro/U.S. Dollar conversion rates, and the attainment of specified annual sales levels which the majority of the milestone payments are conditioned upon.  The overall financial terms are intended, depending upon performance levels, to approximate an equal sharing of the value of the product.  We received a $2.0 million signing payment from Schering AG during the second quarter of 2004, which we are recognizing into revenues over the remaining patent life of Plenaxis® in Europe of approximately twelve years.

We also are continuing to evaluate potential licensing opportunities for the development and commercialization of Plenaxis® in Japan and other ex-U.S. territories not covered by the Schering AG agreement.

We are currently conducting a phase 1b trial of Apan, our proprietary investigational drug candidate for the treatment of Alzheimer’s disease.  We are also developing PPI-2458, our proprietary compound for the potential treatment of a range of cancers, as well as certain autoimmune diseases.  During the second half of 2004, we expect to begin a new clinical trial of PPI-2458 in patients with non-Hodgkin’s lymphoma.  In addition, we have developed a simple, non-invasive investigational diagnostic test for endometriosis based on the presence of unique molecules in the serum of disease sufferers.  We believe that additional validation is required in a clinical setting in order to assess the test’s applicability.  We do not intend to commercialize this test independently, but will continue to evaluate potential partners for this program. We also have other programs in the research or preclinical development stage.

Prior to 2004, a significant portion of our revenues was received under collaboration agreements through which we converted the potential value underlying our Plenaxis® program into a stream of upfront, milestone and expense reimbursement payments from corporate collaborators.  Following the approval of Plenaxis® in November of 2003, we began hiring and deploying our sales force and establishing the commercial infrastructure to support the marketing and sale of Plenaxis® in the United States.  During the first quarter of 2004, we shipped the first units of Plenaxis® to distributors and substantially completed the hiring of our sales force.  Most of our expenditures to date have been for drug development, commercialization activities and for general and administrative expenses.

Due primarily to the costs associated with the commercialization of Plenaxis® in the United States, as well as other research and development and general and administrative expenses, we had a net operating loss for the first half of 2004.  Our accumulated deficit as of June 30, 2004 was approximately $216.5 million.  We expect to continue to have net operating losses through at least 2005.

We believe that our existing cash and investments will be sufficient to meet the working capital and capital expenditure needs under our current operating plan through approximately the end of 2005.  Assuming the successful commercialization of Plenaxis®, partnering of clinical programs at opportune times and continued prudent fiscal management, we believe that our existing cash and investments will be sufficient for us to execute our current operating plan and attain profitability by 2006.  However, the uptake of Plenaxis® since its initial launch in late January 2004 has been slower than expected.  We cannot predict at this time the length or extent of this trend and what effect, if any, this could have on longer-term sales assumptions and our ability to attain profitability by 2006.  Moreover, we cannot assure investors that we will be able to partner our clinical programs at opportune times and on favorable terms, if at all.

The market for available hormonal therapies to treat prostate cancer is approximately $1.2 billion in the United States annually.  We continue to believe that the revenue opportunity for Plenaxis®, based upon its approved indication, may represent 15% or more of this market.  Our actual revenues from sales of Plenaxis® in the United States will depend upon numerous factors, including the impact of our risk management program, physician and patient acceptance of Plenaxis®, the impact of recent Medicare reform initiatives and the overall success of our commercialization efforts.

At June 30, 2004, we had 185 full-time employees compared to 148 full-time employees at June 30, 2003.  This increase in headcount is due primarily to the hiring of our sales force following FDA approval in November 2003 to market Plenaxis® in the United States.

Critical Accounting Policies

While our significant accounting policies are more fully described in Note 2 to our condensed consolidated financial statements appearing elsewhere in this report, we believe the following accounting policies to be critical:

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

Revenue Recognition.  We recognize revenue from product sales in the period when the product is delivered, provided there is pervasive evidence that an arrangement exists, the price is fixed or determinable and collection of the related receivable is probable.  Revenues are recorded net of applicable allowances as provision is made for estimated sales returns, rebates and other applicable discounts and allowances.  Shipping and other distribution costs are charged to cost of product sales.

We prepare our estimates of provisions for sales returns and allowances, rebates and discounts based primarily on estimates.  Contractual allowances and rebates result primarily from sales under contracts with healthcare providers, Medicaid programs and other government agencies.  Our policy for sales returns allows our authorized distributors to return the product three months prior to and six months after product expiration.  The reserve for sales returns is determined by reviewing the history of returns for products with similar characteristics to Plenaxis® and by utilizing data obtained directly from our authorized distributors.  These data are reviewed to monitor product movement through the supply chain to identify remaining inventory in the supply chain that may result in chargebacks or sales returns. The reserves are reviewed at each reporting period and adjusted to reflect data available at that time.  To the extent our estimate of contractual allowances, rebates and sales returns is different than actuals, we will adjust the reserve which will impact the amount of product sales revenue recognized in the period of the adjustment.

In November 2003, we received regulatory approval to market Plenaxis® in the United States.  There is a launch period initiative undertaken in cooperation with substantially all of our distributors which currently provides that the payment terms on purchases of Plenaxis® will be up to 120 days.  Through June 30, 2004, payments under our launch period initiative have been made in a timely manner.

We analyze our multiple element arrangements to determine whether the elements can be separated and accounted for individually as separate units of accounting in accordance with EITF No. 00-21, “Revenue Arrangements with Multiple Deliverables.”  Nonrefundable upfront licensing fees and certain guaranteed, time-based payments that require continuing involvement in the form of development, manufacturing or other commercialization efforts by us are recognized as licensing revenue ratably over the period under which we are obligated to perform those services.  Milestone payments are recognized as licensing revenue or product sales when the performance obligations, as defined in the contract, are achieved.  Performance milestones typically consist of significant milestones in the development and/or commercialization of a product, such as obtaining approval from regulatory agencies and the achievement of targeted sales levels. Reimbursements of development costs are recognized as licensing revenue as the related costs are incurred.

When the period over which a fee or payment will be recognized as revenue cannot be specifically identified from the contract, management estimates the deferral period based upon other critical factors contained within the contract, including but not limited to patent life or contract term.  We continually review these estimates which could result in a change in the deferral period and might impact the timing and the amount of revenue recognized.

Inventory.  We value inventory at cost or, if lower, fair market value. We determine cost using the first-in, first-out method. We analyze our inventory levels quarterly and write down inventory that has become obsolete, inventory that has a cost basis in excess of its expected net realizable value and inventory in excess of expected requirements, to cost of goods sold. Expired inventory is disposed of and the related costs are written off. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

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

We believe that the application of SFAS No. 144 and the method used to determine the impairment of our property, plant and equipment involve critical accounting estimates because they are highly susceptible to change from period to period and because they require management to make assumptions about future cash flows, including residual values.  In addition, we believe that had alternative assumptions been used, the impact of recognizing an impairment, if any, on the assets reported on our balance sheet, as well as our net loss, may have been material.

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

Results of Operations

Three Months Ended June 30, 2004 Compared To Three Months Ended June 30, 2003

Revenues for the three months ended June 30, 2004 were approximately $0.7 million, compared to zero for the corresponding period in 2003.  Of this amount, approximately $0.6 million was related to sales of Plenaxis®, with the remaining amount being comprised of revenue amortization with respect to a $2.0 million signing payment from Schering AG.  In November 2003, the FDA approved Plenaxis® for the treatment of the symptoms of men with advanced prostate cancer for whom other hormonal therapies are not appropriate and who have refused surgical castration.  In January 2004, we began shipping product to our authorized distributors.  We are promoting Plenaxis® in the United States through our own dedicated marketing and sales team, of which substantially all were hired, trained and deployed as of the end of the first quarter of 2004. Since Plenaxis® was not launched until late January, sales during the second quarter represent the first full quarter of product sales where initial distributor stocking of inventory was not a significant factor.

Cost of goods sold for the three months ended June 30, 2004 was approximately $0.1 million compared to no cost of goods sold for the corresponding period in 2003.  In January of 2004, we began selling Plenaxis® and accordingly, began recognizing costs related to those sales.  Much of the raw material used to produce Plenaxis® (including the active pharmaceutical ingredient) was purchased prior to the FDA granting approval for the commercial sale of Plenaxis®.  Accordingly, these purchases were treated as research and development costs and expensed as incurred.  We anticipate that cost of goods sold will increase as sales volume increases, but may decline as a percentage of revenue as fixed costs are spread over a larger revenue number.  Cost of goods sold will increase as a percentage of revenue as previously expensed materials are exhausted.  We cannot predict when such previously expensed materials will be exhausted, as this will be dependent upon the commercial success of Plenaxis® in both the United States and abroad.

Research and development expenses for the three months ended June 30, 2004 decreased 37% to approximately $7.8 million, from approximately $12.3 million for the corresponding period in 2003.  The decrease reflects reduced spending in our clinical development programs.  As a result of the approval of Plenaxis® in November 2003, spending on prostate cancer clinical development was reduced during 2004, specifically manufacturing related costs.  Spending on our Apan program was lower than the prior year due to lower preclinical expenses as we focus our efforts on our phase 1b clinical trial. Spending related to our PPI-2458 program was consistent with the prior year.  This was due to an increase in preclinical spending resulting from several ongoing studies necessary to resume clinical trials, offset by a reduction in manufacturing activities for PPI-2458.  In March 2004, the FDA placed on hold our phase 1 clinical study of PPI-2458 in patients with non-Hodgkin’s lymphoma.  In June 2004, the FDA notified us that clinical trials of PPI-2458 could resume.  We expect to resume clinical testing of PPI-2458 during the second half of 2004.  Although we are unable to predict the precise level of spending on individual clinical programs due to the uncertain nature of clinical development, overall, we expect our research and development expenses for the remainder of 2004 to increase as we provide support for certain investigator-sponsored clinical studies of Plenaxis®, initiate, assuming FDA concurrence, a phase 1/2a study in Apan, and begin a new clinical trial of PPI-2458 in non-Hodgkin’s lymphoma patients.

We currently have several ongoing research and development programs.  Using industry estimates, typical drug development programs may last for ten or more years and may cost hundreds of millions of dollars to complete.  As our programs progress, we continue to assess the possibility of entering into corporate collaborations to offset a portion of development costs. The ultimate success of our research and development programs and the impact of these programs on our operations and financial results cannot be accurately predicted and will depend, in large part, upon the outcome and timing of many variables outside of our control.

Members of our research and development team typically work on a number of projects concurrently. In addition, a substantial amount of our fixed costs such as facility depreciation, utilities and maintenance are shared by our various programs. Accordingly, we have not and do not plan to specifically identify all costs related to each of our research and development programs. We estimate that during the first half of 2004 and during 2003, the majority of our research and development expenses were related to manufacturing costs, clinical trial costs, salaries and lab supplies, related to our prostate cancer, Alzheimer’s disease and non-Hodgkin’s lymphoma programs. The remaining research and development costs consisted primarily of salaries and lab supplies for our other research programs.

We began our clinical program to develop Plenaxis® for the treatment of prostate cancer during 1996.  In November 2003, the FDA approved Plenaxis® for the palliative treatment of men with advanced symptomatic prostate cancer, in whom LHRH agonist therapy is not appropriate and who refuse surgical castration, and have one or more of the following: (1) risk of neurological compromise due to metastases, (2) ureteral or bladder outlet obstruction due to local encroachment or metastatic disease, or (3) severe bone pain from skeletal metastases persisting on narcotic analgesia. Plenaxis® is not indicated for use in women or children. For safety reasons, Plenaxis® was approved with marketing restrictions. Only physicians enrolled in the PLUS Program may prescribe Plenaxis®.

In June 2003, we also submitted an MAA for Plenaxis® in Germany. We believe that the German regulatory authorities will complete their review of our MAA by late 2004/early 2005. Assuming favorable action, we plan to subsequently seek further European Union approval for Plenaxis® under the MRP to market Plenaxis® for the treatment of a broad population of hormonally responsive prostate cancer patients.  As described above, in April 2004, we signed an agreement with Schering AG of Berlin, Germany for the commercialization of Plenaxis® across Europe, Russia, the Middle East, South Africa, Australia and New Zealand, and we continue to evaluate potential licensing opportunities for the development and commercialization of Plenaxis® in Japan and other ex-U.S. territories not covered by the Schering AG agreement.  However, we cannot assure investors that we will be successful in obtaining approval in any region outside of the United States for the commercialization of Plenaxis® for the treatment of any portion of the hormonally responsive prostate cancer patient population or for any other indication, or that we will be able to enter into additional collaboration agreements on favorable terms, if at all.

In 1998, we began our clinical program to develop Plenaxis® for the treatment of endometriosis.  In March 2002, we completed a phase 2 study of Plenaxis® for the treatment of pain associated with endometriosis.  During 2002 and 2003, we conducted a pharmacokinetic study to determine the appropriate dose and dosing schedule necessary to maximize the benefit of the therapy for endometriosis patients while minimizing attendant bone mineral density loss.  The results of this study will be used as guidance for potential future clinical studies.  We do not currently have any additional endometriosis studies planned and do not expect to conduct further studies without a corporate partner. Any additional development in endometriosis would also require concurrence by the FDA.

We began our clinical program for Apan in 2000. We have completed a normal volunteer, phase 1a dose escalation study of Apan and have identified a maximum tolerated dose, or MTD, in healthy volunteers. During the second quarter of 2003, we initiated a phase 1b trial of Apan in Alzheimer’s disease patients.  In this trial, a single dose of Apan is administered, with the goal of establishing the MTD in patients. We anticipate completing this study during the second half of 2004.  During the second half of 2004, we also anticipate initiating a phase 1/2a study that will evaluate the safety and efficacy of a multiple dose regimen of Apan administered to Alzheimer’s patients, assuming FDA concurrence on the protocol and on safety based upon its review of chronic toxicology studies.

During the fourth quarter of 2003, we initiated our first clinical study for PPI-2458 in which an oral formulation was to be evaluated in non-Hodgkin’s lymphoma patients who are no longer benefiting from other therapies. In March 2004, the FDA placed this trial on clinical hold until questions relating to a neuropathological finding observed in a three-month animal safety study were satisfactorily resolved.  The results of this study were not available at the time that the clinical study was initiated.  In June 2004, we received clearance from the FDA, following its review of our revised clinical plan, to resume clinical trials.  We expect to begin a new clinical trial of PPI-2458 in non-Hodgkin’s lymphoma patients during the second half of 2004.  In December 2003, we entered into a collaboration with the NCI’s Division of Cancer Treatment and Diagnosis for the expansion of clinical development of PPI-2458 for the treatment of various forms of cancer.  Under the collaboration, we will work with the NCI to optimize a clinical development path for PPI-2458 in cancers other than non-Hodgkin’s lymphoma.  We also intend to continue evaluating the potential utility of PPI-2458 for treating certain autoimmune diseases, including rheumatoid arthritis.

Sales and marketing expenses for the three months ended June 30, 2004 increased to approximately $5.2 million, from approximately $1.1 million for the corresponding period in 2003.  The increase resulted mainly from increased expenses related to the commercial launch of Plenaxis® in the United States, principally the hiring of our sales force during the first quarter of 2004, as well as the establishment of the commercial infrastructure to support the sales force.  We also experienced increased costs related to market research, various physician and national meetings, advertising, pricing and reimbursement consulting, and other sales force deployment activities.  We expect our sales and marketing expenses will remain at these levels for the remainder of 2004 and will consist primarily of the cost of our sales force and various promotional and marketing programs.

General and administrative expenses for the three months ended June 30, 2004 decreased 5% to approximately $2.4 million, from approximately $2.5 million for the corresponding period in 2003. We expect that general and administrative expenses will increase slightly during 2004 and thereafter based on normal hiring of additional administrative personnel to support the continued growth of our commercialization initiatives and our research and development activities

Net interest income for the three months ended June 30, 2004 decreased to approximately zero, from approximately $0.4 million for the corresponding period in 2003. The decrease in net interest income was due primarily to the refinancing of the mortgage on our facility to a fixed rate and lower average cash balances.

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

Six Months Ended June 30, 2004 Compared To Six Months Ended June 30, 2003

Revenues for the six months ended June 30, 2004 were approximately $1.1 million, compared to zero for the corresponding period in 2003.  Substantially all of our revenues were related to sales of Plenaxis® during the six months ended June 30, 2004, with the remaining amount representing licensing and other revenues.

Cost of goods sold for the six months ended June 30, 2004 was approximately $1.3 million, compared to no cost of goods sold for the corresponding period in 2003.  In January of 2004, we began selling Plenaxis® and accordingly, began recognizing costs related to those sales.  The majority of our cost of goods sold during the first half of 2004 was related to a $1.0 million milestone payment which became due and payable upon the first commercial sale of Plenaxis® under our license agreement with Indiana University Advanced Research and Technology Institute, Inc., or IUF.  Much of the raw material used to produce Plenaxis® (including the active pharmaceutical ingredient) was purchased prior to the FDA granting approval for the commercial sale of Plenaxis®.  Accordingly, these purchases were treated as research and development costs and expensed as incurred.  Excluding the effect of the $1.0 million milestone payment to IUF during the first quarter of 2004, we anticipate that cost of goods sold will increase as sales volume increases, but may decline as a percentage of revenue as fixed costs are spread over a larger revenue number.  Cost of goods sold will increase as a percentage of revenue as previously expensed materials are exhausted.  We cannot predict when such previously expensed materials will be exhausted, as this will be dependent upon the commercial success of Plenaxis® in both the United States and abroad.

Research and development expenses for the six months ended June 30, 2004 decreased 26% to approximately $15.7 million, from approximately $21.1 million for the corresponding period in 2003.  The decrease reflects reduced spending in our clinical development programs.  As a result of the approval of Plenaxis® in November 2003, spending on prostate cancer clinical development was reduced during 2004, specifically manufacturing related costs.  Spending on our Apan program during the six months ended June 30, 2004 decreased compared to the corresponding period in 2003 due to lower preclinical expenses as we focus our efforts on our phase 1b clinical trial.  Spending related to our PPI-2458 program during the six months ended June 30, 2004 was consistent with the corresponding period in 2003.  This was due to an increase in preclinical spending resulting from several ongoing studies necessary to resume clinical trials, offset by a reduction in manufacturing activities for PPI-2458.

Sales and marketing expenses for the six months ended June 30, 2004 increased to approximately $9.4 million, from approximately $2.1 million for the corresponding period in 2003.  The increase resulted mainly from increased expenses related to the commercial launch of Plenaxis® in the United States, principally the hiring of our sales force, as well as the establishment of the commercial infrastructure to support the sales force.  We also experienced increased costs related to market research, various physician and national meetings, advertising, pricing and reimbursement consulting, and other sales force deployment activities.  We expect our sales and marketing expenses will remain at these levels for the remainder of 2004 and will consist primarily of the cost of our sales force and various promotional and marketing programs.

General and administrative expenses for the six months ended June 30, 2004 increased 13% to approximately $5.2 million, from approximately $4.6 million for the corresponding period in 2003. The increase was due primarily to higher expenses related to business development activities and increased professional services expenses.  We expect that general and administrative expenses will increase slightly during 2004 and thereafter based on normal hiring of additional administrative personnel to support the continued growth of our commercialization initiatives and our research and development activities

Net interest income for the six months ended June 30, 2004 decreased 75% to approximately $0.2 million, from approximately $0.8 million for the corresponding period in 2003. The decrease in net interest income was due primarily to the refinancing of the mortgage on our facility to a fixed rate and lower average cash balances.

Liquidity and Capital Resources

To date, our operations and capital requirements have been financed primarily with the proceeds of public and private sales of common stock and preferred stock, payments under research and development partnerships and collaborative agreements, investment income and revenues from product sales.  If Plenaxis® is not commercially successful, we would have to modify our operating plan and potentially seek additional sources of funding.  We cannot assure investors that we could obtain additional funding on attractive terms, if at all.

At June 30, 2004, we had cash, cash equivalents and marketable securities of approximately $111.5 million and working capital of approximately $106.4 million, compared to approximately $143.2 million and $133.0 million, respectively, at December 31, 2003.  We continue to believe that through management of our operating expenses, our cash, cash equivalents and marketable securities at December 31, 2004 will range from approximately $60.0 million to $70.0 million.  We believe that our existing cash and investments will be sufficient to meet the working capital and capital expenditure needs under our current operating plan through approximately the end of 2005.  Assuming the successful commercialization of Plenaxis®, partnering of clinical programs at opportune times and continued prudent fiscal management, we believe that our existing cash and investments will be sufficient for us to execute our current operating plan and attain profitability by 2006.  However, the uptake of Plenaxis® since its initial launch in late January 2004 has been slower than expected.  We cannot predict at this time the length or extent of this trend and what effect, if any, this could have on longer-term sales assumptions and our ability to attain profitability by 2006.  Moreover, we cannot assure investors that we will be able to partner our clinical programs at opportune times and on favorable terms, if at all.

For the six months ended June 30, 2004, net cash of approximately $31.1 million was used in operating activities, compared to approximately $28.2 million used in operating activities during the six months ended June 30, 2003.  During the six months ended June 30, 2004, our use of cash in operations was due principally to our net loss of approximately $30.2 million, accounts receivable and inventory build of approximately $2.7 million and the reduction in accounts payable and accrued expenses of approximately $2.0 million, offset by approximately $2.0 million of deferred revenue in addition to approximately $2.5 million of depreciation and amortization.  We expect our cash utilization to continue during 2004 as a result of an overall increase in operating expenses as we continue launch-related activities for Plenaxis®, continue with clinical trials for Apan, resume clinical trials for PPI-2458, and expand our research and development initiatives.  We expect that cash used for inventory purchases and accounts receivable build will increase through the end of fiscal year 2005 to support commercial sales of Plenaxis®.  The actual amount of overall expenditures will depend on numerous factors, including the timing of expenses and the timing and progress of our research, development and commercialization efforts.

Net cash provided by investing activities of approximately $28.2 million for the six months ended June 30, 2004 consisted primarily of net sales or maturities of marketable securities of approximately $28.4 million.  This compares to net cash provided by investing activities of approximately $36.7 million for the corresponding period in 2003, which was also related primarily to net sales or maturities of marketable securities.

In July 2000, in connection with the purchase, through our wholly owned real estate subsidiary, of our corporate headquarters and research facility in Waltham, Massachusetts, the subsidiary entered into an acquisition and construction loan agreement providing for up to $33.0 million in financing for the acquisition of, and improvements to, the facility.  As of June 30, 2004, approximately $32.3 million was outstanding under the loan agreement.  In June 2004, the acquisition and construction loan agreement was amended to extend the maturity date of the loan and modify certain other terms of the original agreement.  Under the amended loan agreement, principal is due and payable in full on July 30, 2009, subject to two one-year extension options which are exercisable at our option provided we are in compliance with certain financial covenants.  The outstanding principal bears interest at a fixed rate of 5.95% through April 2009.  Principal and interest are payable through a fixed monthly payment of approximately $207,000, with the principal portion being calculated using a 25-year amortization schedule.  The amended loan agreement also provides for certain additional financial operating covenants, one of which is effective immediately and the remainder of which will become effective as of December 31, 2006.  The loan is secured by the facility, together with all fixtures, equipment, improvements and other related items, and by all rents, income or profits received by our real estate subsidiary, and is unconditionally guaranteed by us.

In July 2004, we amended our supply agreement with Cambrex Charles City, Inc. (formerly Salsbury Chemicals, Inc.) for the manufacture of the commercial depot formulation of Plenaxis®.  Under the amendment, the term of the original agreement has been extended for an additional five years (through July 2010) with an option for us to further extend the term for up to an additional five years, subject to an agreed upon increase in price and in the minimum annual purchase commitment.  As part of the amendment, we have agreed to a minimum purchase commitment of $900,000 per year for the next five years.  This represents a slight increase from our previous commitment of approximately $800,000 for 2004.

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

We cannot assure you that we will be profitable in the future or, if we attain profitability, that it will be sustainable.  In November 2003, we received FDA approval to market Plenaxis® for the treatment of the symptoms of men with advanced prostate cancer for whom other hormonal therapies are not appropriate and who have refused surgical castration.  All of our other product candidates are in the research or development stage.  Sales of Plenaxis® began in January 2004.  Prior to the launch of Plenaxis®, we had never marketed or sold any products.  Our marketing and selling efforts with regard to Plenaxis® may not be commercially successful, and we may be unable to successfully develop or market any other products in the future. To date, we have derived substantially all of our revenues from payments under corporate collaboration and license agreements.  We expect to continue to spend significant amounts to further develop our commercial sales and marketing capabilities, continue clinical studies and seek regulatory approval for our other product candidates. We also intend to spend substantial amounts to fund additional research and development for other potential products, enhance our core technologies, and for general and administrative purposes.  As of June 30, 2004, we had an accumulated deficit of approximately $216.5 million.  We expect that our operating expenses will continue at current levels or increase due primarily to expenses related to continued commercialization activities for Plenaxis®, as well as the initiation and continuation of studies as part of our other clinical programs, resulting in significant operating losses at least through 2005.  We currently do not expect to achieve profitability until 2006 at the earliest.  The uptake of Plenaxis® since its initial launch in late January 2004 has been slower than expected.  We cannot predict at this time the length or extent of this trend and what effect, if any, this could have on longer-term sales assumptions and our ability to attain profitability in this time frame.  Moreover, our ability to attain profitability by 2006 is dependent on numerous factors, including our ability to successfully commercialize Plenaxis®, partnering of clinical programs at opportune times and continued prudent fiscal management.  Even if we do become profitable, we cannot assure you that we would be able to sustain or increase profitability on a quarterly or annual basis.

Our business is dependent on the commercial success of Plenaxis®.  If Plenaxis® fails to achieve market acceptance, it may never be commercially successful and we would likely not have sufficient funds to continue our operations as currently planned.

The success of our business is dependent on the successful commercialization of Plenaxis®.  Plenaxis® is new to the market in the United States and may be unfamiliar to members of the medical community and to patients. Market acceptance will depend largely on our ability to demonstrate, to the oncology and urology communities in particular, the efficacy and safety of Plenaxis® as an alternative to currently marketed therapies or surgical options. We cannot be certain that Plenaxis® will provide benefits considered adequate by providers of oncology and urology services or that enough providers will use the product to ensure its commercial success.  Many factors may affect its market acceptance and commercial success, including:

•                                          the scope of the patient population and the indication for which Plenaxis® was approved in the United States, and if approval is obtained outside of the United States, the scope of the patient population and the indication for which Plenaxis® is so approved;

•                                          the terms of the risk management program required by the FDA in connection with the approval of Plenaxis®, as well as any marketing restrictions that may be imposed by foreign regulatory authorities in connection with the approval of Plenaxis® outside of the United States;

•                                          the product labeling and product insert required by the FDA, and, if approval is obtained outside of the United States, by foreign regulatory authorities;

•                                          the effectiveness of Plenaxis® and the potential side effects, including the risk of immediate-onset systemic allergic reactions, as compared to alternative treatment methods;

•                                          the ability to hire, train and retain qualified sales personnel to promote Plenaxis® in the United States;

•                                          the extent and success of our marketing and sales efforts in the United States, and if approval is obtained outside of the United States, the extent and success of the marketing and sales efforts of our corporate collaborator(s);

•                                          the cost-effectiveness of Plenaxis® and the availability of insurance or other third-party reimbursement, in particular Medicare, for patients, and the rate of such reimbursement;

•                                          the competitive features of Plenaxis® as compared to other products or treatment options, including the frequency of administration of Plenaxis® as compared to other products, and doctor and patient acceptance of these features; and

•                                          unfavorable publicity concerning Plenaxis® or any similar products.

In addition, we must continually submit any labeling, advertising and promotional material to the FDA for review and pre-approval.  There is risk that the FDA will prohibit use of the marketing material in the form we desire. Unfavorable outcomes resulting from factors such as those identified above could limit sales of Plenaxis® or cause sales of Plenaxis® to decline.  In those circumstances, we may have to find additional sources of funding or scale back or cease operations. If Plenaxis® is not commercially successful, we would likely not have sufficient funds to continue our operations as currently planned.

We may be unable to either establish marketing and sales capabilities or enter into corporate collaborations necessary to successfully commercialize Plenaxis® or our other potential products.

We have limited experience in marketing or selling pharmaceutical products and have limited marketing and sales resources. To achieve commercial success for Plenaxis®, or any other approved product, we must either rely upon our limited marketing and sales force and related infrastructure, or enter into arrangements with others to market and sell our products.  We are promoting Plenaxis® in the United States through our own dedicated marketing and sales team.  Recruiting, training and retaining qualified sales personnel is therefore critical to our success.  Competition for skilled personnel is intense, and we cannot assure you that we will be able to attract and retain a sufficient number of qualified individuals to successfully launch Plenaxis®.  Accordingly, we may be unable to establish marketing, sales and distribution capabilities necessary to commercialize and gain market acceptance for Plenaxis®.

In addition, establishing the expertise necessary to successfully market and sell Plenaxis®, or any other product, will require a substantial capital investment.  Our ability to make that investment and also execute our current operating plan and attain profitability by 2006 is dependent on numerous factors, including, as described above, partnering of clinical programs at opportune times and continued prudent fiscal management.  Accordingly, we cannot assure investors that we will have the funds to successfully commercialize Plenaxis® or any other potential product in the United States or elsewhere.

Moreover, Plenaxis® competes, and our product candidates in development are likely to compete, with products of other companies that currently have extensive and well-funded marketing and sales operations.  Because these companies are capable of devoting significantly greater resources to their marketing and sales efforts, our marketing and sales efforts may not compete successfully against the efforts of these other companies.

We have also announced our intention to market and sell Plenaxis® outside of the United States through one or more marketing partners upon receipt of approval abroad.  We recently entered into an agreement with Schering AG of Berlin, Germany, for the commercialization of Plenaxis® in the field of prostate cancer across Europe, Russia, the Middle East, South Africa, Australia and New Zealand.  We have limited influence over the decisions made by Schering AG or the resources they devote to the marketing and distribution of Plenaxis® products in their licensed territory, and we cannot assure you that they will meet their obligations in this regard.  Moreover, Schering AG may market certain products that compete with our products, which could limit potential revenues from product sales.  Our marketing and distribution arrangement with Schering AG may not be successful, and we may not receive any revenues from it.  Also, we cannot assure you that we will be able to enter into marketing and sales agreements on acceptable terms, if at all, for Plenaxis® in territories not covered by the Schering AG agreement, or for any of our other product candidates.

Alternative treatment options exist and may be more readily available or acceptable to physicians and patients, which may impair our ability to capture or maintain market share for Plenaxis®.

Alternative products and medical treatments exist or are under development to treat advanced symptomatic prostate cancer.  For example, the FDA has approved several drugs for the treatment of prostate cancer that respond to changes in hormone levels, and there are other treatment alternatives available, including radiation therapy and surgery.  The FDA’s approval of Plenaxis® is limited to use in a subset of advanced symptomatic prostate cancer patients, and distribution of Plenaxis® will only be made in accordance with our risk management program, which includes physician enrollment in a prescribing program and a signed patient consent form regarding the risks and benefits of the therapy.  Due to the potential risk of immediate-onset systemic allergic reactions, physicians must also monitor patients for 30 minutes following the injection of Plenaxis®.  Prescribing physicians and patients may view these requirements as burdensome or may recommend or choose alternative treatments that are more acceptable to the doctor and/or the patient.  Additionally, physicians may not prescribe Plenaxis® if we fail to provide adequate education about its benefits and uses.  If, due to these factors, Plenaxis® does not achieve broad market acceptance as a drug for the treatment of the symptoms of men with advanced prostate cancer for whom other hormonal therapies are not appropriate and who have refused surgical castration, we would likely not have sufficient funds to continue our operations as currently planned.

Our potential revenues will diminish if we fail to obtain adequate reimbursement coverage for Plenaxis® or our other product candidates from third-party payors.

The continuing efforts of government and third-party payors to contain or reduce the costs of health care may limit our commercial opportunity. If government and other third-party payors do not provide appropriate coverage and adequate reimbursement for Plenaxis® or our other product candidates, physicians may not prescribe them.  In some foreign markets, pricing and profitability of prescription pharmaceuticals are subject to government control. In the United States, we expect that there will continue to be federal and state proposals for similar controls. In addition, managed care initiatives in the United States will continue to put pressure on the pricing of pharmaceutical products.

Our ability to earn revenues from Plenaxis®, or any other potential product, alone or with collaborators, may depend in part on the availability and levels of reimbursement from:

•                                          government and health administration authorities, including Medicare and Medicaid;

•                                          private health insurers; and

•                                          other third-party payors.

We cannot predict the availability of coverage or reimbursement for newly approved drugs such as Plenaxis® by Medicare or any other payor.  Third-party payors, including Medicare, are increasingly challenging the prices charged for medical products and services. Government and other third-party payors increasingly are limiting both coverage and the level of reimbursement for new drugs and, in some cases, refusing to provide coverage for a patient’s use of an approved drug for purposes not approved by the FDA. Third-party insurance coverage may not be available to patients for Plenaxis® or any of our other products.

We may experience pressure to lower the price of Plenaxis® or our other potential products to remain competitive in light of new and/or proposed federal legislation.

New federal legislation, enacted in December 2003, has altered the way in which physician-administered drugs covered by Medicare are reimbursed, generally leading to lower reimbursement levels.  As a new drug, Plenaxis® was unaffected by the first stage of Medicare reimbursement cuts implemented January 2004.  However, Medicare reimbursement for Plenaxis® will likely be reduced by the next round of cuts to be implemented January 2005 (which entail a new reimbursement methodology based on a product’s “average sales price” rather than the current “average wholesale price” methodology).  It is possible that some physicians may alter practice patterns and/or refer Medicare patients to hospital outpatient settings rather than continue to treat patients in-office and it is unclear at this time how such a shift in the marketplace dynamic might affect sales for Plenaxis®.  It is also possible that payors other than Medicare may adopt an average sales price reimbursement over time, and the effect of this on Plenaxis® sales is also unclear.

The new legislation creates various opportunities for private entities to become involved in the administration of the Medicare drug benefit.  Among other things, the new legislation added an outpatient prescription drug benefit to Medicare, effective January 2006, to be administered primarily through private entities.  Increased privatization of the Medicare drug benefit under the new legislation may increase the number and leverage of private entities attempting to negotiate price concessions from pharmaceutical manufacturers and may lower participating provider reimbursement levels, and the effect that this may have on Plenaxis® sales is unclear.

While the new law specifically prohibits the United States government from interfering in price negotiations between manufacturers and Medicare drug plan sponsors, some members of Congress are pursuing legislation that would permit the United States government to use its enormous purchasing power to demand discounts from pharmaceutical companies, thereby creating de facto price controls on prescription drugs.  In addition, the new law contains triggers for Congressional consideration of cost containment measures for Medicare in the event Medicare cost increases exceed a certain level.  These cost containment measures could include some sorts of limitations on prescription drug prices.  Additionally, the expanded Medicare coverage for prescription drugs beginning in 2006 may impact physician decision-making with respect to self-administered drugs that were not covered previously and may compete directly or indirectly with Plenaxis.

Any or all of these issues may create pressure to lower the price of Plenaxis in order to be or remain competitive in the changing marketplace.  It is unclear to what extent, if any, Plenaxis sales would increase or decrease in response to price changes.

As Plenaxis® is used commercially, unintended side effects or adverse reactions could occur that could result in additional regulatory controls and reduced sales.

During research and development, the use of pharmaceutical products, such as Plenaxis®, is limited principally to clinical trial patients under controlled conditions and under the care of expert physicians. The widespread commercial use of Plenaxis® could produce undesirable or unintended side effects that have not been evident in our clinical trials.  In addition, in patients who take multiple medications, drug interactions could occur that can be difficult to predict.  These events, among others, could result in the imposition of additional regulatory controls that could limit the circumstances under which Plenaxis® is prescribed or even lead to the withdrawal of the product from the market.  Due to the occurrence of immediate-onset systemic allergic reactions in patients treated with Plenaxis® during clinical trials, Plenaxis® has been approved under regulations concerning drugs with certain safety profiles, under which the FDA has established special restrictions to ensure safe use.  Post-marketing phase 4 studies are also required to evaluate the incidence of and further characterize such allergic reactions to the extent they occur.  Any violation of these special restrictions or unfavorable findings in the phase 4 studies could lead to the imposition of further restrictions or withdrawal of Plenaxis® from the market.

If we fail to develop and maintain our relationships with third-party manufacturers, or if these manufacturers fail to perform adequately, we may be unable to commercialize Plenaxis® or any of our product candidates.

Our ability to conduct, or continue to conduct, clinical trials and commercialize Plenaxis® or other product candidates, will depend in part on our ability to manufacture, or arrange for third-party manufacture of, our products on a large scale, at a competitive cost and in accordance with regulatory requirements. We must establish and maintain a commercial scale formulation and manufacturing process for each of our potential products for which we seek marketing approval. We or third-party manufacturers may encounter difficulties with these processes at any time that could result in delays in clinical trials, regulatory submissions or in the commercialization of potential products.

We have no experience in large-scale product manufacturing, nor do we have the resources or facilities to manufacture products on a commercial scale. We will continue to rely upon contract manufacturers to produce Plenaxis® and other compounds for later-stage preclinical, clinical and commercial purposes for a significant period of time. Third-party manufacturers may not be able to meet our needs as to timing, quantity or quality of materials. If we are unable to contract for a sufficient supply of needed materials on acceptable terms, or if we encounter delays or difficulties in our relationships with manufacturers, our clinical trials may be delayed, thereby preventing or delaying the submission of product candidates for, or the granting of, regulatory approval and the commercialization of our potential products. Any such delays may lower our revenues and delay or prevent our attaining or maintaining profitability.

If the third-party manufacturers upon which we rely fail to meet our needs for clinical or commercial supply, we may be required to supplement our manufacturing capacity by building our own manufacturing facilities. This would require substantial expenditures.  Also, we would need to hire and train significant numbers of employees to staff a new facility. If we are required to build our own facility, we may not be able to develop sufficient manufacturing capacity to produce drug materials for clinical trials or commercial use in a timely manner, if at all.

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

Any of these factors could prevent, or cause delays in, obtaining regulatory approvals for our potential products, and the manufacturing, marketing or selling of Plenaxis®, and could also result in significantly higher operating expenses.

The loss or failure of any of our third-party manufacturers could substantially delay or impair our sale or continued sale of Plenaxis®.

For each stage of Plenaxis® production we have relied, and expect in the near term to continue to rely, on a single third-party manufacturer, and we currently have not contracted with a second supplier for any of these production stages. Accordingly, the loss of one or more of these suppliers for any reason, including as a result of fire, terrorism, acts of God or insolvency or bankruptcy, could result in substantial delays in, or substantially impair our ability to complete, clinical trials and regulatory submissions or reviews, and could delay or impair substantially our sale or continued sale of Plenaxis®. Such delays or impairment, and the associated costs and expenses, may lower our potential revenues and delay or prevent our attaining profitability. While we are evaluating the possibility of a second source of supply at certain stages of Plenaxis® production, the number of qualified alternative suppliers is limited, and we cannot assure investors that we will be able to locate alternative suppliers or negotiate second supply agreements on reasonable terms. Furthermore, the process of engineering a new supplier’s facility for the production of Plenaxis® and obtaining the necessary FDA and foreign regulatory approval of the facility would require substantial lead-time and could be extremely costly. We cannot assure investors that we will not lose one or more of our suppliers, or that in such event we would be readily able to continue the commercialization of Plenaxis® without substantial and costly delays.

If our corporate collaborator reduces, delays or terminates its support, we may be unable to successfully commercialize Plenaxis® outside of the United States.

We will depend upon our corporate collaborator, Schering AG, to help us obtain regulatory approval for Plenaxis® and to commercialize Plenaxis® in Schering AG’s licensed territory. Despite our collaborative relationship, we have limited influence over the amount and timing of resources that Schering AG will devote to Plenaxis®.  In addition, Schering AG may terminate our collaboration agreement in various circumstances.  We cannot assure you that Schering AG or future collaborators will meet their obligations to us under our collaboration agreements with them.  If Schering AG or another collaborator terminates its agreement with us or fails to perform, or delays performance of, its obligations, it could delay or otherwise adversely affect or prevent, the commercialization of Plenaxis® in certain regions outside of the United States. As a result, we could be forced to devote unforeseen additional resources to Plenaxis® commercialization outside of the United States.  We cannot assure you that we would be able to raise the necessary funds or negotiate additional corporate collaborations on acceptable terms, if at all, and in that event we could have to curtail planned operations for the commercialization of Plenaxis® outside of the United States.

We are subject to extensive government regulation that increases our costs and could prevent us from selling Plenaxis® or our other potential products.

The development and sale of Plenaxis®, and our product candidates, is subject to extensive regulation by governmental authorities. Obtaining and maintaining regulatory approval typically is costly and takes many years. Regulatory authorities, most importantly, the FDA, have substantial discretion to place on clinical hold or terminate clinical trials, delay, withhold or withdraw registration and marketing approval in the United States, and effectively mandate product recalls. Failure to comply with regulatory requirements may result in criminal prosecution, civil penalties, recall or seizure of products, total or partial suspension of production or injunction, as well as other actions as to Plenaxis®, our other potential products or against us. Outside the United States, we can market a product only if we receive marketing authorization from the appropriate regulatory authorities. This foreign regulatory approval process includes all of the risks associated with the FDA approval process, and may include additional risks.

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

In addition, many factors could delay or result in termination of our ongoing or future clinical trials. For example, results from ongoing preclinical studies or analyses could raise concerns over the safety or efficacy of a product candidate.  In March 2004, the FDA placed our phase 1 clinical trial of PPI-2458 on clinical hold due to a neuropathological abnormality observed in some of the animals tested in an animal safety study completed following initiation of the clinical trial.  In June 2004, following review by the FDA of our revised clinical plan addressing this finding, we received clearance from the FDA to resume clinical testing of PPI-2458.  We cannot assure investors that the FDA will not place this or other clinical trials on hold in the future.  A clinical trial may also experience slow patient enrollment or lack of sufficient drug supplies. Patients may experience adverse medical events or side effects, and there may be a real or perceived lack of effectiveness of, or of safety issues associated with, the drug we are testing. Future governmental action or existing or changes in FDA policies or precedents, may also result in delays or rejection of an application for marketing approval.  The FDA has considerable discretion in determining whether to grant marketing approval for a drug, and may delay or deny approval even in circumstances where the applicant’s clinical trials have proceeded in compliance with FDA procedures and regulations and have met the established end-points of the trials. Challenges to FDA determinations are generally time-consuming and costly, and rarely, if ever succeed.  Although we received FDA approval to market Plenaxis® in the United States in November 2003, we can give no assurance that we will obtain marketing approval for any of our other product candidates.

Any regulatory approval may be conditioned upon significant labeling requirements and, as in the case of the FDA approval of Plenaxis®, marketing restrictions and post-marketing study commitments.  Such labeling and marketing restrictions could materially adversely affect the marketability or value of a product, including Plenaxis®, resulting in decreased sales.  In such a case, we would likely not have sufficient funds to continue operations as currently planned.

In addition, even after regulatory approval is obtained, our Company, product(s) and the manufacturing facilities for our product(s) will be subject to continual review and periodic inspection. Later discovery of previously unknown problems with a product, manufacturer or facility may result in restrictions on the product, the manufacturer or us, including withdrawal of the product from the market. The FDA stringently applies regulatory standards. Our manufacturing facilities will also be subject to FDA inspections for adherence to good manufacturing practices prior to marketing clearance and periodically during the manufacturing process. Failure to comply can, among other things, result in fines, denial or withdrawal of regulatory approvals, product recalls or seizures, operating restrictions, injunctions and criminal prosecution.  If there are any modifications to a product, further regulatory approval will be required.

For safety reasons, Plenaxis® was approved by the FDA with a comprehensive risk management program.  This program includes educational outreach to patients and physicians regarding the risks and benefits of Plenaxis®, restricted distribution of the product only to physicians enrolled in a prescribing registry, a system for collecting and reporting adverse events to the FDA and auditing requirements to evaluate the effectiveness of the program.  We are also required to conduct several phase 4 studies to evaluate the risk management program and the appropriate use of the drug in the indicated population.  Under the regulations under which Plenaxis® was approved, the FDA has the authority to pre-approve all promotional materials and has available to it an expedited market withdrawal procedure if issues arise regarding the safe use of Plenaxis®.  If approval for Plenaxis® is withdrawn, we will not be able to sell Plenaxis® and would likely not have sufficient funds to continue operations as currently planned.

If we are unable to maintain FDA approval, or to obtain any foreign regulatory approval for Plenaxis®, or to obtain or maintain regulatory approval to market our other potential products, we are likely to exhaust our available resources significantly sooner than we had planned.  If this were to happen, we would need to either raise additional funds or seek partners to continue our currently planned research and development programs. We cannot assure you that we would be able to raise the necessary funds or negotiate additional corporate collaborations on acceptable terms, if at all.

We may have substantial exposure to product liability claims and may not have adequate insurance to cover those claims.

The administration of drugs to humans, whether in clinical trials or commercially, can result in product liability claims whether or not the drugs are actually at fault for causing an injury.  As Plenaxis® is used more widely, the likelihood of an adverse drug reaction (both expected or unexpected) or unintended side effect will increase.  Furthermore, Plenaxis® or our product candidates may cause, or may appear to have caused, adverse side effects (including death) or potentially dangerous drug interactions that we may not learn about or understand fully until the drug has been administered to patients for some time.

Product liability claims can be expensive to defend and may result in large judgments or settlements against us, which could have a negative effect on our financial performance. The costs of product liability insurance have increased dramatically in recent years, and the availability of coverage has decreased.  Although the Company carries insurance that it regards as reasonably adequate to protect it from potential claims, there can be no assurance that the Company will be able to maintain its current product liability insurance at a reasonable cost, or at all.  Our former collaboration agreements included, and the agreements regarding the termination of those collaborations also include, an indemnification for liabilities associated with the development and commercialization of Plenaxis®.  Our agreement with Schering AG contains similar indemnification provisions.  If a third party, including a former collaborator, successfully sues us for any injury, or for indemnification for losses, there is no guarantee that the amount of the claim would not exceed the limit of the Company’s insurance coverage.  Further, a successful claim could result in the recall of Plenaxis®, or could reduce revenues from sales of Plenaxis®.  Even if a product liability claim is not successful, the adverse publicity and time and expense of defending such a claim may interfere with our business.

We rely upon a limited number of pharmaceutical specialty distributors and pharmacies that could impact the ability to sell Plenaxis®.

In the United States, we rely upon a limited number of specialty distributors and pharmacies to deliver Plenaxis® to physicians and hospital pharmacies. There are a relatively small number of specialty distributors and wholesalers who provide such services. These distributors must also distribute Plenaxis® only to physicians and hospital pharmacists enrolled in our risk management program.  There can be no assurances that these distributors and pharmacies will adequately provide their services to either the end users or to the Company or that we could find additional outlets to distribute Plenaxis®.

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

A biopharmaceutical company such as ours must keep pace with rapid technological change and faces intense competition. We compete with biotechnology and pharmaceutical companies for funding, access to new technology, research personnel and in product research and development. Many of these companies have greater financial resources and more experience than we do in developing drugs, obtaining regulatory approvals, manufacturing, marketing and sales. We also face competition from academic and research institutions and government agencies pursuing alternatives to our products and technologies. We expect that Plenaxis®, and all of our products under development, will face intense competition from existing or future drugs and other medical treatments. In addition, for each of our product candidates, we may face increasing competition from generic formulations or existing drugs whose active components are no longer covered by patents.

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

The success of our competitors in any of these efforts would adversely affect our ability to promote Plenaxis® and to develop and commercialize our product candidates, and to ultimately attain and maintain profitability.

If we are unable to obtain and enforce valid patents, we could lose any competitive advantage we may have.

Our success will depend in part on our ability to obtain patents and maintain adequate protection of our technologies and potential products. If we do not adequately protect our intellectual property, competitors may be able to use our technologies and erode any competitive advantage we may have. For example, if we lose our patent protection for Plenaxis®, another party could produce and market the compound in direct competition with us. Some foreign countries lack rules and methods for defending intellectual property rights and do not protect proprietary rights to the same extent as the United States. Many companies have had difficulty protecting their proprietary rights in foreign countries.

Patent positions are sometimes uncertain and usually involve complex legal and factual questions. We can protect our proprietary rights from unauthorized use by third parties only to the extent that our proprietary technologies are covered by valid and enforceable patents or are effectively maintained as trade secrets. We currently own or have exclusively licensed 28 issued United States patents. We have applied, and will continue to apply, for patents covering both our technologies and products as we deem appropriate. Others may challenge our patent applications or our patent applications may not result in issued patents. Moreover, any issued patents on our own inventions, or those licensed from third parties, may not provide us with adequate protection, or others may challenge the validity of, or seek to narrow or circumvent, these patents. Third-party patents may impair or block our ability to conduct our business. Additionally, third parties may independently develop products similar to our products, duplicate our unpatented products, or design around any patented products we develop.

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

We license some of our technology from third parties. Termination of our licenses could force us to delay or discontinue some of our development and commercialization programs. For example, if Advanced Research and Technology Institute, Inc., the assignee of Indiana University Foundation, terminated our license with them, we could have to discontinue the commercialization of Plenaxis®. We cannot assure you that we would be able to license substitute technology in the future. Our inability to do so could impair our ability to conduct our business because we may lack the technology, or the necessary rights to technology, required to develop and commercialize our potential products.

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

Recruiting and retaining qualified scientific personnel to perform future research and development work also will be critical to our success. Competition for skilled personnel is intense and the turnover rate can be high. We compete with numerous companies and academic and other research institutions for experienced scientists. This competition may limit our ability to recruit and retain qualified personnel on acceptable terms. Failure to attract and retain qualified personnel would prevent us from continuing to develop our potential products, enhancing our technologies and launching our products commercially. Our planned activities will require the addition of new personnel, including management and marketing and sales personnel, and the development of additional expertise by existing management personnel, in particular in the area of product marketing and sales. The inability to attract and retain these people or to develop this expertise could prevent, or result in delays in, the marketing and sale of Plenaxis® or the research, development and commercialization of our product candidates.

We use hazardous chemicals and radioactive and biological materials in our business and any claims relating to the handling, storage or disposal of these materials could be time consuming and costly.

Our research and development processes involve the controlled use of hazardous materials, including chemicals and radioactive and biological materials, which may pose health risks. For example, the health risks associated with accidental exposure to Plenaxis® include temporary impotence or infertility and harmful effects on pregnant women. Our operations also produce hazardous waste products. We cannot completely eliminate the risk of accidental contamination or discharge from hazardous materials and any resultant injury. Federal, state and local laws and regulations govern the use, manufacture, storage, handling and disposal of hazardous materials. Compliance with health and safety and environmental laws and regulations is necessary and expensive. Current or future health and safety and environmental regulations may impair our research, development or production efforts. We may be required to pay fines, penalties or damages in the event of noncompliance or the exposure of individuals to hazardous materials.

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

The market price of our common stock may fluctuate substantially due to a variety of factors, including, but not limited to:

•                                          our ability to successfully commercialize Plenaxis® in the United States;

•                                          failure or delay by third-party manufacturers in performing their supply obligations or disputes or litigation regarding those obligations;

•                                          the availability of reimbursement coverage for Plenaxis® and changes in the reimbursement policies of third-party insurance companies or government agencies;

•                                          announcement of foreign regulatory approval or disapproval of Plenaxis® and/or associated labeling requirements;

•                                          the willingness of our corporate collaborator, Schering AG, to commercialize Plenaxis® in territories outside of the United States and the timing and success of that commercialization;

•                                          the loss of our corporate collaborator, Schering AG, failure or delay by our corporate collaborator in performing its obligations or disputes with our corporate collaborator;

•                                          our ability to enter into additional foreign corporate collaborations for Plenaxis®, or United States or foreign corporate collaborations for our other product candidates, and the timing and terms of such collaborations;

•                                          the success rate of our discovery efforts and clinical trials;

•                                          announcement of FDA or foreign regulatory approval or disapproval of any of our other product candidates and/or associated labeling requirements;

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

•                                          public concerns as to the safety of Plenaxis® or our competitors’ products;

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

Our quarterly operating results have fluctuated in the past and are likely to do so in the future. These fluctuations could cause our stock price to decline. Some of the factors that could cause our operating results to fluctuate include:

•                                          expected or unexpected fluctuations in Plenaxis® revenues in the United States;

•                                          the timing and level of expenses related to the commercialization of Plenaxis® in the United States;

•                                          the timing and success of the commercialization of Plenaxis® outside of the United States;

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk.  We have not entered into any instruments for trading purposes.  Some of the securities that we invest in may have market risk. This means that an increase in prevailing interest rates may cause the principal amount of the investment to decrease. To minimize this risk in the future, we maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds and government and non-government debt securities. An immediate hypothetical 100 basis point increase in interest rates would have resulted in an approximate $0.5 million decrease in the fair value of our investments as of June 30, 2004.  The same hypothetical increase in interest rates as of December 31, 2003 would have resulted in an approximate $0.8 million decrease in the fair value of our investments.  Due to the conservative nature and relatively short duration of our investments, interest rate risk is mitigated.  As of June 30, 2004, approximately 82% of our total investments will mature or reset in one year or less, with the remainder maturing in less than three years.

In connection with the purchase of our new facility in July 2000, our wholly owned real estate subsidiary executed an acquisition and construction loan agreement that provided for up to $33.0 million in borrowings at a floating interest rate indexed to 30-day LIBOR.  In July 2003, we exercised the first of two one-year extension options extending the maturity date of the loan until July 30, 2004.  In connection with this extension, the subsidiary entered into an interest rate cap agreement which limited exposure to interest rate increases above a certain threshold through July 30, 2004.

In June 2004, the acquisition and construction loan agreement was amended to extend the maturity date of the loan and modify certain other terms of the original agreement.  Under the amended loan agreement, principal is now due and payable in full on July 30, 2009, subject to two one-year extension options which are exercisable at our option provided we are in compliance with certain financial covenants.  The outstanding principal bears interest at a fixed rate of 5.95% through April 2009.  Principal and interest are payable through a fixed monthly payment of approximately $207,000, with the principal portion being calculated using a 25-year amortization schedule.  The amended loan agreement also provides for certain additional financial operating covenants, one of which is effective immediately and the remainder of which will become effective as of December 31, 2006.  Because of this amendment to the loan agreement, we do not believe that there is material interest rate risk exposure with respect to the loan facility.

ITEM 4.  CONTROLS AND PROCEDURES.

(a)          Disclosure Controls and Procedures.

The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report.  Based on such evaluation, the Company’s chief executive officer and chief financial officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms.

(b)          Internal Control Over Financial Reporting.

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

We held our Annual Meeting of Stockholders on May 13, 2004 to (i) elect eight directors, (ii) approve our Third Amended and Restated 1995 Stock Plan, and (iii) ratify the appointment of Ernst & Young LLP as our independent auditors for fiscal year 2004.

The following nominees were elected, by the vote set forth below, to hold office until the next annual meeting of stockholders and until their successors are duly elected and qualified:

Nominee:	Number of Votes For:	Number of Votes Withheld:

Malcolm L. Gefter, Ph.D.	45,379,309	3,157,485
G. Leonard Baker, Jr.	45,874,309	2,662,485
Garen G. Bohlin	45,874,309	2,662,485
Henry F. McCance	45,789,156	2,747,638
Leonard E. Post, Ph.D.	45,874,309	2,662,485
William R. Ringo	43,275,475	5,261,319
David B. Sharrock	43,247,775	5,289,019
Patrick J. Zenner	39,590,878	8,945,916

In addition, the stockholders approved the Third Amended and Restated 1995 Stock Plan, which amends and restates our Second Amended and Restated 1995 Stock Plan, as amended, to increase by 1,500,000 the number of shares of common stock, par value $.01 per share, authorized for issuance under the plan and extend the term of the plan until January 5, 2015, by the following vote:

For:	Against:	Abstain:

24,607,877	10,207,690	1,310,079

The stockholders also ratified the appointment of Ernst & Young LLP as our independent auditors for fiscal year 2004 by the following vote:

For:	Against:	Abstain:

47,789,879	709,687	37,228

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)           Exhibits

Exhibit Number

Exhibit

3.1	Amended and Restated Certificate of Incorporation (2)

3.2	Third Amended and Restated By-Laws (5)

4.1	Specimen certificate representing shares of common stock (1)

4.2	Specimen certificate representing shares of common stock (including Rights Agreement Legend) (3)

Exhibit Number

Exhibit

4.3	Rights Agreement between the Registrant and American Stock Transfer & Trust Company, as Rights Agent (4)

4.4	Form of Certificate of Designations of Series A Junior Participating Preferred Stock (attached as Exhibit A to the Rights Agreement filed as Exhibit 4.3 hereto) (4)

4.5	Form of Rights Certificate (attached as Exhibit B to the Rights Agreement filed as Exhibit 4.3 hereto) (4)

10.1	Third Amended and Restated 1995 Stock Plan (6)

10.2†	License, Supply and Distribution Agreement dated April 27, 2004 by and between the Registrant and Schering AG

10.3†

Amendment No. 2 dated as of July 1, 2004 by and between the Registrant and Cambrex Charles City, Inc. (formerly Salsbury Chemicals, Inc.) to the Supply Agreement dated as of July 23, 1998 by and between the Registrant and Salsbury Chemicals, Inc., as amended

10.4

First Amendment to Acquisition and Construction Loan Agreement dated as of June 28, 2004 by and between 830 Winter Street LLC and Anglo Irish Bank Corporation plc, together with related Loan, Security and Assignment Agreements, each as amended as of June 28, 2004

10.5	First Amendment to and Reaffirmation of Guaranty of Non-Recourse Exceptions dated as of June 28, 2004 by and between the Registrant and Anglo Irish Bank Corporation plc

10.6

First Amendment to and Reaffirmation of Environmental Compliance and Indemnity Agreement dated as of June 28, 2004 by and between 830 Winter Street LLC, the Registrant and Anglo Irish Bank Corporation plc

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

(6)           Incorporated by reference to Registration Statement on Form S-8 (333-116188) filed with the Securities and Exchange Commission on June 4, 2004.

†              Confidential treatment has been requested for certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

(b)           Reports Submitted on Form 8-K

On April 28, 2004, we filed a Current Report on Form 8-K to report under Item 5 (Other Events) a collaboration with Schering AG and file as an exhibit under Item 7 a copy of our Press Release dated April 28, 2004.

On April 30, 2004, we furnished a Current Report on Form 8-K to furnish under Item 12 (Results of Operations and Financial Condition) a copy of our Press Release dated April 30, 2004.

On May 24, 2004, we furnished a Current Report on Form 8-K to furnish under Item 9 (Regulation FD Disclosure) a copy of our Press Release dated May 24, 2004.

On June 21, 2004, we furnished a Current Report on Form 8-K to furnish under Item 9 (Regulation FD Disclosure) a copy of our Press Release dated June 21, 2004.

On June 22, 2004, we furnished a Current Report on Form 8-K to furnish under Item 9 (Regulation FD Disclosure) a copy of our Press Release dated June 22, 2004.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

PRAECIS PHARMACEUTICALS INCORPORATED

Date: August 9, 2004	By	/s/ Kevin F. McLaughlin
Kevin F. McLaughlin
Chief Financial Officer, Executive Vice President,
Treasurer and Secretary (Duly Authorized Officer
and Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number

Exhibit

3.1	Amended and Restated Certificate of Incorporation (2)

3.2	Third Amended and Restated By-Laws (5)

4.1	Specimen certificate representing shares of common stock (1)

4.2	Specimen certificate representing shares of common stock (including Rights Agreement Legend) (3)

4.3	Rights Agreement between the Registrant and American Stock Transfer & Trust Company, as Rights Agent (4)

4.4	Form of Certificate of Designations of Series A Junior Participating Preferred Stock (attached as Exhibit A to the Rights Agreement filed as Exhibit 4.3 hereto) (4)

4.5	Form of Rights Certificate (attached as Exhibit B to the Rights Agreement filed as Exhibit 4.3 hereto) (4)

10.1	Third Amended and Restated 1995 Stock Plan (6)

10.2†	License, Supply and Distribution Agreement dated April 27, 2004 by and between the Registrant and Schering AG

10.3†

Amendment No. 2 dated as of July 1, 2004 by and between the Registrant and Cambrex Charles City, Inc. (formerly Salsbury Chemicals, Inc.) to the Supply Agreement dated as of July 23, 1998 by and between the Registrant and Salsbury Chemicals, Inc., as amended

10.4

First Amendment to Acquisition and Construction Loan Agreement dated as of June 28, 2004 by and between 830 Winter Street LLC and Anglo Irish Bank Corporation plc, together with related Loan, Security and Assignment Agreements, each as amended as of June 28, 2004

10.5	First Amendment to and Reaffirmation of Guaranty of Non-Recourse Exceptions dated as of June 28, 2004 by and between the Registrant and Anglo Irish Bank Corporation plc

10.6

First Amendment to and Reaffirmation of Environmental Compliance and Indemnity Agreement dated as of June 28, 2004 by and between 830 Winter Street LLC, the Registrant and Anglo Irish Bank Corporation plc

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

(6)   Incorporated by reference to Registration Statement on Form S-8 (333-116188) filed with the Securities and Exchange Commission on June 4, 2004.

†              Confidential treatment has been requested for certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.