Form 10-Q
period 2004-09-30
PRAECIS PHARMACEUTICALS INC
filed 2004-11-09
CIK 1033025

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.          Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).Yes ☒ No ☐

As of October 31, 2004, there were 52,378,398 shares of the registrant’s common stock, $.01 par value per share, outstanding.

PRAECIS PHARMACEUTICALS INCORPORATED

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2004

INDEX

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets – December 31, 2003 and September 30, 2004

Condensed Consolidated Statements of Operations – three and nine months ended September 30, 2003 and 2004

Condensed Consolidated Statements of Cash Flows – nine months ended September 30, 2003 and 2004

Notes to Condensed Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

PART II.	OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K

SIGNATURE

EXHIBIT INDEX

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

PRAECIS PHARMACEUTICALS INCORPORATED

Condensed Consolidated Balance Sheets

(In thousands, except share data)

(Unaudited)

	December 31, 2003	September 30, 2004
Assets
Current assets:
Cash and cash equivalents	$15,687	$9,489
Marketable securities	127,505	86,799
Accounts receivable	—	1,715
Inventory	—	2,513
Prepaid expenses and other current assets	726	1,502

Total current assets	143,918	102,018

Property and equipment, net	67,713	65,146
Due from officer	833	—
Other assets	14	214

Total assets	$212,478	$167,378

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,483	$465
Accrued expenses	7,707	7,242
Deferred revenue	—	167
Current portion of long-term debt	747	587

Total current liabilities	10,937	8,461

Deferred revenue	—	1,764
Long-term debt	31,880	31,525

Commitments and contingencies

Stockholders’ equity:
Common Stock, $0.01 par value; 200,000,000 shares authorized; 52,011,002 shares in 2003 and 52,378,398 shares in 2004 issued and outstanding	520	524
Accumulated other comprehensive income	73	(136)
Additional paid-in capital	355,373	355,721
Accumulated deficit	(186,305)	(230,481)

Total stockholders’ equity	169,661	125,628

Total liabilities and stockholders’ equity	$212,478	$167,378

See accompanying notes.

PRAECIS PHARMACEUTICALS INCORPORATED

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2004	2003	2004

Revenues:
Product sales	$—	$1,032	$—	$2,088
Licensing and other revenues	—	42	—	120
Total revenues	—	1,074	—	2,208

Costs and expenses:
Cost of goods sold	—	181	—	1,461
Research and development	9,989	7,369	31,089	23,044
Sales and marketing	751	5,559	2,841	14,983
General and administrative	2,353	1,885	6,922	7,063
Total costs and expenses	13,093	14,994	40,852	46,551

Operating loss	(13,093)	(13,920)	(40,852)	(44,343)

Interest income (expense), net	308	(34)	1,102	167

Net loss	$(12,785)	$(13,954)	$(39,750)	$(44,176)

Basic and diluted net loss per share	$(0.25)	$(0.27)	$(0.77)	$(0.84)

Weighted average number of basic and diluted shares outstanding	51,883	52,378	51,838	52,286

See accompanying notes.

PRAECIS PHARMACEUTICALS INCORPORATED

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2003	2004
Operating activities:
Net loss	$(39,750)	$(44,176)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	3,416	3,484
Stock compensation	114	18
Changes in operating assets and liabilities:
Accounts receivable	—	(1,715)
Inventory	—	(2,513)
Prepaid expenses and other assets	(120)	(976)
Due from officer	75	833
Accounts payable	(2,161)	(2,018)
Accrued expenses	485	(465)
Deferred revenue	—	1,931

Net cash used in operating activities	(37,941)	(45,597)

Investing activities:
Purchase of available-for-sale securities	(96,363)	(112,003)
Sales or maturities of available-for-sale securities	98,780	152,500
Proceeds from disposition of property and equipment	—	50
Purchase of property and equipment	(414)	(967)

Net cash provided by investing activities	2,003	39,580

Financing activities:
Principal payments on debt	(186)	(515)
Proceeds from exercises of stock options	230	334

Net cash provided by (used in) financing activities	44	(181)

Net decrease in cash and cash equivalents	(35,894)	(6,198)
Cash and cash equivalents, beginning of period	64,913	15,687

Cash and cash equivalents, end of period	$29,019	$9,489

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

The components of inventory are as follows (in thousands):

	December 31, 2003	September 30, 2004
Raw materials	$—	$52
Work-in-process	—	2,369
Finished goods	—	92
	$—	$2,513

Work-in-process and finished goods inventories consist of materials, labor and manufacturing overhead.

Impairment or Disposal of Long-Lived Assets.

Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets  (“SFAS No. 144”), requires that if the sum of the undiscounted future cash flows expected to result from a company’s asset, net of interest charges, is less than the reported value of the asset, an asset impairment must be recognized in the financial statements.   The Company evaluates its property, plant and equipment for impairment whenever indicators of impairment exist.  The amount of the impairment to be recognized is calculated by subtracting the fair value of the asset from the reported value of the asset.  Through September 30, 2004, no revision to the estimated useful life or recorded amount of property and equipment was required.

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

Accordingly, had compensation expense for the Company’s stock option plans been determined based on the fair value at the grant date for awards under these plans, consistent with the methodology prescribed under SFAS No. 148, the Company’s net loss and net loss per share would have approximated the pro forma amounts indicated below (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2004	2003	2004
Net loss, as reported	$(12,785)	$(13,954)	$(39,750)	$(44,176)
Deduct: Stock-based employee compensation cost that would have been included in the determination of net loss as reported if the fair value method had been applied to all awards	(2,917)	(3,274)	(8,417)	(8,806)
Pro forma net loss	$(15,702)	$(17,228)	$(48,167)	$(52,982)
Diluted net loss per share, as reported	$(0.25)	$(0.27)	$(0.77)	$(0.84)
Diluted net loss per share, pro forma	$(0.30)	$(0.33)	$(0.93)	$(1.01)

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

In October 2004, the FASB concluded that the proposed standard, FASB 123R, Share-Based Payment – An Amendment of FASB Statements No. 123 and 95 (“FASB 123R”), which would require all companies to measure compensation cost for all share-based payments, including employee stock options, at fair value, would be effective for public companies for interim or annual periods beginning after June 15, 2005.  Retroactive application of the requirements of SFAS No. 123, Accounting for Stock-Based Compensation, not FASB 123R, to the beginning of the fiscal year that includes the effective date would be permitted, but not required and early adoption of FASB 123R is encouraged.  The FASB is planning on issuing the final statement in December 2004.  The Company is in the process of determining the impact of this standard on its results of operations.

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

The Company prepares its provisions for sales returns and allowances, rebates and discounts based primarily on estimates.  Contractual allowances and rebates result primarily from sales under contracts with healthcare providers, Medicaid programs and other government agencies.  The Company’s policy for sales returns allows authorized distributors to return the product three months prior to, and six months after, product expiration.  Plenaxis® currently has an approved shelf life of 24 months.  As of September 30, 2004, the Company has shipped product with expiration dates of February 2005 and June 2006. The reserve for sales returns is determined by reviewing the history of returns for products with similar characteristics to Plenaxis®. The Company also utilizes daily reports itemizing sales to physicians and hospital pharmacies, obtained directly from its authorized distributors, in order to analyze specific account ordering trends.  These data are reviewed to monitor product movement through the supply chain to identify remaining inventory that may result in chargebacks or sales returns.  There was approximately $0.4 million of product at distributors at September 30, 2004. The reserves are reviewed at each reporting period and adjusted to reflect data available at that time.  The Company accrued approximately $0.5 million in revenue reserves as of September 30, 2004.  Reserve activity for the three months ended September 30, 2004 included a $0.2 million reduction related to the termination of the Company’s rebate program, offset by a $0.2 million increase adjustment related to potential specific account product returns.  To the extent the Company’s estimates of contractual allowances, rebates and sales returns is different from actuals, the Company adjusts the reserve which impacts the amount of product sales revenue recognized in the period of the adjustment.

The Company currently provides substantially all of its distributors with payment terms of up to 120 days on purchases of Plenaxis®.  Through September 30, 2004, payments have generally been made in a timely manner.

In April 2004, the Company entered into a license, supply and distribution agreement with Schering AG (“Schering AG”), of Berlin, Germany (the “Schering AG Agreement”).  The Schering AG Agreement provides for a combination of upfront, regulatory approval and performance-based milestone payments, as well as a share of revenue through transfer price payments for drug product which will be supplied by the Company.  The Company analyzes such multiple element arrangements to determine whether the elements can be separated and accounted for individually as separate units of accounting in accordance with EITF No. 00-21, Revenue Arrangements with Multiple Deliverables.  Nonrefundable upfront licensing fees and certain guaranteed, time-based payments that require continuing involvement in the form of development, manufacturing or other commercialization efforts by the Company are recognized as licensing revenue ratably over the period under which the Company is obligated to perform those services.  Milestone payments are recognized as licensing revenue or product sales when the performance obligations, as defined in the contract, are achieved, so long as the milestone is deemed to be substantive.  Performance milestones typically consist of milestones in the development and/or commercialization of a product, such as obtaining approval from regulatory agencies and the achievement of targeted sales levels.  Reimbursements of development costs are recognized as licensing revenue as the related costs are incurred.

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

Net Loss Per Share

Basic net loss per share is based on the weighted average number of common shares outstanding.  For the three and nine months ended September 30, 2003 and 2004, diluted net loss per common share is the same as basic net loss per common share as the inclusion of common stock options would be antidilutive due to the Company’s net loss for all periods presented.  Diluted net loss per common share excluded 7,967,327 and 7,934,048 common stock options for the periods ended September 30, 2003 and 2004, respectively.

Comprehensive Income

SFAS No. 130, Reporting Comprehensive Income, establishes standards for the reporting and display of comprehensive income (loss) and its components in the consolidated financial statements.  The Company’s accumulated other comprehensive income is comprised of net unrealized gains or losses on available-for-sale securities.  For the three and nine months ended September 30, 2003 and 2004, comprehensive loss was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2004	2003	2004
Net loss	$(12,785)	$(13,954)	$(39,750)	$(44,176)
Changes in comprehensive loss:
Net unrealized holding (losses) gains on investments	(131)	193	(38)	(209)
Total comprehensive loss	$(12,916)	$(13,761)	$(39,788)	$(44,385)

Reclassification

Certain amounts reported in previous periods have been reclassified to conform to the current period presentation.

3.                                      Schering AG Agreement

In April 2004, the Company entered into the Schering AG Agreement, under which the Company granted exclusive rights to Schering AG to commercialize Plenaxis® in the field of prostate cancer in Europe, Russia, the Middle East, South Africa, Australia and New Zealand (the “Licensed Territory”).  The Schering AG Agreement provides for a combination of upfront, regulatory approval and performance-based milestone payments, as well as a share of revenue through transfer price payments for drug product which will be supplied by the Company.  The transfer price will vary based upon net sales of Plenaxis®, as well as pricing and reimbursement levels, in the Licensed Territory.  The milestone payments to the Company may total over time up to approximately $90.0 million, depending upon Euro/U.S. Dollar conversion rates, and the attainment of specified annual sales levels which the majority of the milestone payments are conditioned upon.  The Company received a $2.0 million signing payment from Schering AG during the second quarter of 2004, which it is recognizing into revenues over the remaining patent life of Plenaxis® in Europe of approximately twelve years.  As of September 30, 2004, the Company has recognized approximately $69,000 in revenues under the Schering Agreement.

4.                                      Mortgage Financing

In June 2004, the Company amended its acquisition and construction loan agreement (the “Amended Loan Agreement”) to extend the maturity date of the loan and modify certain other terms of the original agreement.  Under the Amended Loan Agreement, on July 30, 2009 the principal amount then outstanding is due and payable in full, subject to two one-year extension options which are exercisable at the Company’s election provided the Company is in compliance with certain financial covenants.  The outstanding principal bears interest at a fixed rate of 5.95% through April 2009.  Principal and interest are payable through a fixed monthly payment of approximately $207,000, with the principal portion being calculated using a 25-year amortization schedule.  The Amended Loan Agreement also provides for certain additional financial operating covenants, one of which was effective immediately and the remainder of which will become effective as of December 31, 2006.

5.                                      UCB S.A. (“UCB”)

In August 2004, the Company amended its Development and Supply Agreement dated as of June 21, 2000 with UCB (the “UCB Agreement”).  The UCB Agreement was assigned to the Company by Amgen Inc. effective as of December 17, 2001.  The UCB Agreement provides for the supply by UCB of commercial volumes of the active pharmaceutical ingredient for Plenaxis® (“API”).  Under the amendment, the Company has committed to purchase a specified quantity of API for delivery in 2005 (at a price reduced from the price that would otherwise be applicable under the UCB Agreement), for an aggregate purchase price of $3.9 million, $1.8 million of which is payable prior to December 31, 2004, with the remainder due upon the later of the delivery of the API and December 31, 2005.  Such API will be produced using quantities of materials in UCB’s inventory purchased by UCB pursuant to forecasts submitted to UCB prior to 2001 under the terms of the UCB Agreement (the “Materials”).

In addition, the Company has committed to purchase the remaining Materials for an aggregate purchase price of approximately $3.4 million.  The Company is required to purchase a specified quantity of such Materials each year beginning in 2006 and ending in 2009.  UCB has granted the Company the option, in lieu of purchasing the remaining Materials, to purchase each year, at the same reduced price as noted above, specified quantities of API produced using such Materials.  The option can be exercised in whole or in part.  Materials purchased in one year can be utilized at a later date for the manufacture of API, and the Company will be credited the cost of such previously purchased Materials.

6.                                      Due from Officer

In May 2002, the Company extended a $1.0 million loan to an officer in connection with the officer’s acceptance of employment with the Company. Under the terms of the promissory note (the “Note”) executed in connection with the loan, 10% of the original loan principal was forgiven annually on each anniversary date of the Note, provided that the officer remained an employee of the Company. In September 2004, the officer left the Company and paid $0.8 million to the Company, representing the remaining balance due under the Note.

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

Overview

We are a biopharmaceutical company focused on the discovery, development and commercialization of innovative therapies to address unmet medical needs.   In November 2003, we received FDA approval to market our first product, Plenaxis® (abarelix for injectable suspension), in the United States.  Plenaxis® is indicated for the palliative treatment of men with advanced symptomatic prostate cancer, in whom LHRH agonist therapy is not appropriate and who refuse surgical castration, and have one or more of the following: (1) risk of neurological compromise due to metastases, (2) ureteral or bladder outlet obstruction due to local encroachment or metastatic disease, or (3) severe bone pain from skeletal metastases persisting on narcotic analgesia.  For safety reasons, Plenaxis® was approved with marketing restrictions which include a risk management program - the Plenaxis® User Safety (PLUS) Program.  Only physicians enrolled in the PLUS Program may prescribe Plenaxis®.  We are promoting Plenaxis® in the United States through our own dedicated marketing and sales team.  Plenaxis® is available to authorized physicians and pharmacies through a network of specialty distributors with whom we have contracted.

In June 2003, we initiated the regulatory submission process in the European Union seeking approval to market Plenaxis® for the treatment of a broad population of prostate cancer patients.  We submitted a marketing authorization application, or MAA, in Germany and, assuming favorable action in Germany, plan to seek additional European Union member state approvals under the Mutual Recognition Procedure, or MRP.  We believe that the German review process will be completed early in 2005.  However, we do not have any control over the timing of the German regulatory authority’s review of our MAA and we cannot assure investors that we will be successful in obtaining approval in Germany in this timeframe, or at all.

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

We are currently conducting a phase 1b trial of Apan, our proprietary investigational drug candidate for the treatment of Alzheimer’s disease.  We expect to begin a phase 1/2a multiple dose trial following the successful qualification of a clinical site. We are also developing PPI-2458, our proprietary compound for the potential treatment of a range of cancers, as well as certain autoimmune diseases.  During the fourth quarter of 2004, we expect to begin a new clinical trial of PPI-2458 in patients with non-Hodgkin’s lymphoma.  In addition, we continue to dedicate resources to developing and expanding our Direct Select technology platform.  We intend to use this technology in identifying new compounds for internal development and also intend to seek partnering opportunities with other companies to leverage this discovery platform.  We also have other programs in the research or preclinical development stage.

Following FDA approval of Plenaxis® in November of 2003, we began hiring and deploying our sales force and establishing the commercial infrastructure to support the marketing and sale of Plenaxis® in the United States.  During the first quarter of 2004, we shipped the first units of Plenaxis® to distributors and substantially completed the hiring of our sales force.  Most of our expenditures to date have been for drug development, commercialization activities and for general and administrative expenses.

Due primarily to the costs associated with the commercialization of Plenaxis® in the United States, as well as other research and development and general and administrative expenses, we had a net operating loss for the first nine months of 2004.  Our accumulated deficit as of September 30, 2004 was approximately $230.5 million.  We expect to continue to have net operating losses through at least 2005.

Assuming the successful commercialization of Plenaxis®, the reduction, through collaboration arrangements or otherwise, of our net expenses related to our clinical programs and the receipt of revenues through research collaborations involving our Direct Select technology platform, and continued prudent fiscal management, we believe that our existing cash and investments and anticipated Plenaxis®-related revenues will be sufficient for us to execute our current operating plan and attain profitability during 2006.  However, the uptake of Plenaxis® since its initial launch in late January 2004 has been slower than expected.   We cannot predict at this time the length or extent of this trend and what effect, if any, this could have on longer-term sales assumptions and our ability to attain profitability during 2006.  Moreover, we cannot assure investors that we will be able to enter into appropriate collaborative arrangements relating to our clinical programs and technology platform in a timely manner and on favorable terms, if at all.

The market for available hormonal therapies to treat prostate cancer is approximately $1.2 billion in the United States annually.  We continue to believe that the revenue opportunity for Plenaxis®, based upon its approved indication, may represent 15% or more of this market.   Our actual revenues from sales of Plenaxis® in the United States will depend upon numerous factors, including the impact of our risk management program, physician and patient acceptance of Plenaxis®, the impact of Medicare reform initiatives and the overall success of our commercialization efforts.

At September 30, 2004, we had 180 full-time employees compared to 139 full-time employees at September 30, 2003.  This increase in headcount is due primarily to the hiring of our sales force following FDA approval in November 2003 to market Plenaxis® in the United States.

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

Revenue Recognition.  We recognize revenues from product sales in the period when the product is delivered, provided there is pervasive evidence that an arrangement exists, the price is fixed or determinable and collection of the related receivable is probable.  Revenues are recorded net of applicable allowances as provision is made for estimated sales returns, rebates and other applicable discounts and allowances.  Shipping and other distribution costs are charged to cost of product sales.

We prepare our provisions for sales returns and allowances, rebates and discounts based primarily on estimates.  Contractual allowances and rebates result primarily from sales under contracts with healthcare providers, Medicaid programs and other government agencies.  Our policy for sales returns allows authorized distributors to return the product three months prior to, and six months after, product expiration.  Plenaxis® currently has an approved shelf life of 24 months.  As of September 30,

2004, we had shipped product with expiration dates of February 2005 and June 2006. The reserve for sales returns is determined by reviewing the history of returns for products with similar characteristics to Plenaxis®.  We also utilize daily reports itemizing sales to physicians and hospital pharmacies, obtained directly from our authorized distributors, in order to analyze specific account ordering trends.  These data are reviewed to monitor product movement through the supply chain to identify remaining inventory that may result in chargebacks or sales returns.  There was approximately $0.4 million of product at distributors at September 30, 2004.  The reserves are reviewed at each reporting period and adjusted to reflect data available at that time.   We accrued approximately $0.5 million in revenue reserves as of September 30, 2004.  Reserve activity for the three months ended September 30, 2004 included a $0.2 million reduction related to the termination of our rebate program, offset by a $0.2 million increase adjustment related to potential specific account product returns.  To the extent our estimates of contractual allowances, rebates and sales returns is different from actuals, we adjust the reserve which impacts the amount of product sales revenue recognized in the period of the adjustment.

We currently provide substantially all of our distributors with payment terms of up to 120 days on purchases of Plenaxis®.  Through September 30, 2004, payments have generally been made in a timely manner.

We analyze our multiple element arrangements to determine whether the elements can be separated and accounted for individually as separate units of accounting in accordance with EITF No. 00-21, Revenue Arrangements with Multiple Deliverables.  Nonrefundable upfront licensing fees and certain guaranteed, time-based payments that require continuing involvement in the form of development, manufacturing or other commercialization efforts by us are recognized as licensing revenue ratably over the period under which we are obligated to perform those services.  Milestone payments are recognized as licensing revenue or product sales when the performance obligations, as defined in the contract, are achieved.  Performance milestones typically consist of significant milestones in the development and/or commercialization of a product such as obtaining approval from regulatory agencies and the achievement of targeted sales levels. Reimbursements of development costs are recognized as licensing revenue as the related costs are incurred.

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

Results of Operations

Three Months Ended September 30, 2004 Compared To Three Months Ended September 30, 2003

Revenues for the three months ended September 30, 2004 were approximately $1.1 million, compared to zero for the corresponding period in 2003.  Of this amount, approximately $1.0 million was related to sales of Plenaxis®, with the remaining amount being comprised of revenue amortization with respect to a $2.0 million signing payment from Schering AG received during the second quarter of 2004. In January 2004, we began shipping Plenaxis® to our authorized distributors.

Cost of goods sold for the three months ended September 30, 2004 was approximately $0.2 million compared to no cost of goods sold for the corresponding period in 2003.  In January 2004, we began selling Plenaxis® and accordingly, began recognizing costs related to those sales.  Much of the raw material used to produce Plenaxis® (including the active pharmaceutical ingredient) was purchased prior to the FDA granting approval for the commercial sale of Plenaxis®.  Accordingly, these purchases were treated as research and development costs and expensed as incurred.  We anticipate that cost of goods sold will decline as a percentage of revenue as fixed costs are spread over a larger revenue number.  Cost of goods sold will increase as a percentage of revenue as previously expensed materials are exhausted.  We cannot predict when such previously expensed materials will be exhausted, as this will be dependent upon the commercial success of Plenaxis® in both the United States and abroad.

Research and development expenses for the three months ended September 30, 2004 decreased 26% to approximately $7.4 million, from approximately $10.0 million for the corresponding period in 2003.  The decrease reflects reduced spending in our clinical development programs.  As a result of FDA approval of Plenaxis® in November 2003, spending on prostate cancer clinical development was reduced during 2004, specifically manufacturing related costs.  Spending on our Apan program during the three months ended September 30, 2004 was lower than in the corresponding period in 2003 due to reduced preclinical and clinical expenses. Spending related to our PPI-2458 program during the three months ended September 30, 2004 increased slightly compared to the corresponding period in the prior year.  This was due to an increase in preclinical and clinical spending resulting from several ongoing activities necessary to resume clinical trials. Although we are unable to predict the precise level of spending on individual clinical programs due to the uncertain nature of clinical development, overall, we expect our research and development expenses for the remainder of 2004 and into 2005 to remain consistent as we provide support for certain investigator-sponsored clinical studies of Plenaxis®, begin a new clinical trial of PPI-2458 in non-Hodgkin’s lymphoma patients and initiate a phase 1/2a study in Apan.

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

Members of our research and development team typically work on a number of projects concurrently. In addition, a substantial amount of our fixed costs such as facility depreciation, utilities and maintenance are shared by our various programs. Accordingly, we have not and do not plan to specifically identify all costs related to each of our research and development programs. We estimate that during the first nine months of 2004 and during 2003, the majority of our research and development expenses were related to manufacturing costs, clinical trial costs, salaries and lab supplies, related to our prostate cancer, Alzheimer’s disease and non-Hodgkin’s lymphoma programs. The remaining research and development costs consisted primarily of salaries and lab supplies for our other research programs.

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

In June 2003, we also submitted an MAA for Plenaxis® in Germany. We believe that the German regulatory authorities will complete their review of our MAA early in 2005.  However, we do not have any control over the timing of the German regulatory authority’s review of our MAA and we cannot assure investors that we will be successful in obtaining a decision from Germany in this timeframe.  Assuming favorable action, we plan to subsequently seek further European Union approval for Plenaxis® under the MRP to market Plenaxis® for the treatment of a broad population of prostate cancer patients.  As described above, in April 2004, we signed an agreement with Schering AG of Berlin, Germany for the commercialization of Plenaxis® across Europe, Russia, the Middle East, South Africa, Australia and New Zealand, and we continue to evaluate potential licensing opportunities for the development and commercialization of Plenaxis® in Japan and other ex-U.S. territories not covered by the Schering AG agreement.  However, we cannot assure investors that we will be successful in obtaining approval in any region outside of the United States for the commercialization of Plenaxis® for the treatment of any portion of the prostate cancer patient population or for any other indication, or that we will be able to enter into additional collaboration agreements on favorable terms, if at all.

In 1998, we began our clinical program to develop Plenaxis® for the treatment of endometriosis.  In March 2002, we completed a phase 2 study of Plenaxis® for the treatment of pain associated with endometriosis.  During 2002 and 2003, we conducted a pharmacokinetic study to determine the appropriate dose and dosing schedule necessary to maximize the benefit of the therapy for endometriosis patients while minimizing attendant bone mineral density loss.  The results of this study will be used as guidance for potential future clinical studies.  We do not currently have any additional endometriosis studies planned and do not expect to conduct further studies without a corporate partner. Any additional clinical trials of Plenaxis® for the treatment of endometriosis would also require concurrence by the FDA.

We began our clinical program for Apan in 2000. We have completed a normal volunteer, phase 1a dose escalation study of Apan and have identified a maximum tolerated dose, or MTD, in healthy volunteers. During the second quarter of 2003, we initiated a phase 1b trial of Apan in Alzheimer’s disease patients.  In this trial, a single dose of Apan is administered, with the goal of establishing the MTD in patients. The study has taken longer than originally anticipated due to the enrollment of cohorts beyond the expected MTD, which was based upon an earlier phase 1a study, as well as slower than expected patient accrual.  We anticipate completing this study during the first half of 2005.  We also anticipate initiating, following the successful qualification of a clinical site, a phase 1/2a study that will evaluate the safety and efficacy of a multiple dose regimen of Apan administered to Alzheimer’s patients.  Patients will receive daily doses of Apan for two weeks, followed by semi-weekly dosing for ten weeks.  Samples of the patients’ cerebrospinal fluid, or CSF will be obtained prior to and after dosing, to measure drug and beta-amyloid levels.  We also plan to conduct preliminary evaluations of memory and functional brain imaging as part of this study.  In light of the anticipated development costs estimated for phase 2 and phase 3 studies in Alzheimer’s disease, we will seek a partner to offset the costs associated with the Apan clinical program beyond the phase 1/2a study.

During the fourth quarter of 2003, we initiated our first clinical trial for PPI-2458 to evaluate an oral formulation in non-Hodgkin’s lymphoma patients who were no longer benefiting from other therapies. In March 2004, the FDA placed this trial on clinical hold until questions relating to a neuropathological finding observed in a three-month animal safety study were satisfactorily resolved.  The results of this animal safety study were not available at the time that the clinical trial was initiated.  In June 2004, we received clearance from the FDA, following its review of our revised clinical plan, to resume clinical trials.  We expect to begin a new clinical trial of PPI-2458 in non-Hodgkin’s lymphoma patients during the fourth quarter of 2004.  In this trial, patients will undergo two-months of treatment, with dosing every other day.  The trial is designed to determine the optimal pharmacological dose and/or the MTD of PPI-2458.  In December 2003, we entered into a collaboration with the NCI’s Division of Cancer Treatment and Diagnosis for the expansion of clinical development of PPI-2458 for the treatment of various forms of cancer.  Under the collaboration, we will work with the NCI to optimize a clinical development path for PPI-2458 in cancers other than non-Hodgkin’s lymphoma.  We also intend to continue evaluating the potential utility of PPI-2458 for treating certain autoimmune diseases, including rheumatoid arthritis.  In light of the anticipated development costs associated with the PPI-2458 clinical program, we will seek a partner for this program.

Sales and marketing expenses for the three months ended September 30, 2004 increased to approximately $5.6 million, from approximately $0.8 million for the corresponding period in 2003.  The increase resulted mainly from increased expenses related to the commercial launch of Plenaxis® in the United States, principally the hiring of our sales force during the first quarter of 2004, as well as the establishment of the commercial infrastructure to support the sales force.  We also experienced increased costs related to market research, various physician and national meetings, advertising, pricing and reimbursement consulting, and other sales force deployment activities.  We expect our sales and marketing expenses will remain at these levels for the remainder of 2004 and into 2005, and will consist primarily of the cost of our sales force and various promotional and marketing programs.

General and administrative expenses for the three months ended September 30, 2004 decreased 20% to approximately $1.9 million, from approximately $2.4 million for the corresponding period in 2003.  The decrease was a result of lower expenses related to business development activities and professional services.

Net interest income for the three months ended September 30, 2004 decreased to approximately zero, from approximately $0.3 million for the corresponding period in 2003. The decrease in net interest income was due primarily to the refinancing of the mortgage on our facility from a lower variable rate to a higher fixed rate and lower average cash balances.

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

Nine Months Ended September 30, 2004 Compared To Nine Months Ended September 30, 2003

Revenues for the nine months ended September 30, 2004 were approximately $2.2 million, compared to zero for the corresponding period in 2003.  Substantially all of our revenues were related to sales of Plenaxis® during the nine months ended September 30, 2004, with the remaining amount representing licensing and other revenues.

Cost of goods sold for the nine months ended September 30, 2004 was approximately $1.5 million, compared to no cost of goods sold for the corresponding period in 2003.  In January 2004, we began selling Plenaxis® and accordingly, began recognizing costs related to those sales.  The majority of our cost of goods sold during the first half of 2004 was related to a $1.0 million milestone payment which became due and payable upon the first commercial sale of Plenaxis® under our license agreement with Indiana University Advanced Research and Technology Institute, Inc., or IUF.  Much of the raw material used to produce Plenaxis® (including the active pharmaceutical ingredient) was purchased prior to the FDA granting approval for the commercial sale of Plenaxis®.  Accordingly, these purchases were treated as research and development costs and expensed as incurred.  Excluding the effect of the $1.0 million milestone payment to IUF during the first quarter of 2004, we anticipate that cost of goods sold will increase as sales volume increases, but may decline as a percentage of revenue as fixed costs are spread over a larger revenue number.  Cost of goods sold will increase as a percentage of revenue as previously expensed materials are exhausted.  We cannot predict when such previously expensed materials will be exhausted, as this will be dependent upon the commercial success of Plenaxis® in both the United States and abroad.

Research and development expenses for the nine months ended September 30, 2004 decreased 26% to approximately $23.0 million, from approximately $31.1 million for the corresponding period in 2003.   The decrease reflects reduced spending in our clinical development programs.  As a result of FDA approval of Plenaxis® in November 2003, spending on prostate cancer clinical development was reduced during 2004, specifically manufacturing related costs.  Spending on our Apan program during the nine months ended September 30, 2004 decreased compared to the corresponding period in 2003 due to lower preclinical and clinical expenses.  Spending related to our PPI-2458 program during the nine months ended September 30, 2004 was higher than the corresponding period in 2003.  This was due to an increase in preclinical spending resulting from several ongoing studies necessary to resume clinical trials, offset by a reduction in manufacturing activities for PPI-2458.

Sales and marketing expenses for the nine months ended September 30, 2004 increased to approximately $15.0 million, from approximately $2.8 million for the corresponding period in 2003.

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

General and administrative expenses for the nine months ended September 30, 2004 increased 2% to approximately $7.1 million, from approximately $6.9 million for the corresponding period in 2003.

Net interest income for the nine months ended September 30, 2004 decreased to approximately $0.2 million, from approximately $1.1 million for the corresponding period in 2003. The decrease in net interest income was due primarily to the refinancing of the mortgage on our facility from a lower variable rate to a higher fixed rate and lower average cash balances.

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

At September 30, 2004, we had cash, cash equivalents and marketable securities of approximately $96.3 million and working capital of approximately $93.6 million, compared to approximately $143.2 million and $133.0 million, respectively, at December 31, 2003.  We continue to closely manage our operating expenses, and expect to end 2004 with cash, cash equivalents and marketable securities of at least $75.0 million.

Assuming the successful commercialization of Plenaxis®, the reduction, through collaboration arrangements or otherwise, of our net expenses related to our clinical programs and the receipt of revenues through research collaborations involving our Direct Select technology platform, and continued prudent fiscal management, we believe that our existing cash and investments and anticipated Plenaxis®-related revenues will be sufficient for us to execute our current operating plan and attain profitability during 2006.  However, the uptake of Plenaxis® since its initial launch in late January 2004 has been slower than expected.   We cannot predict at this time the length or extent of this trend and what effect, if any, this could have on longer-term sales assumptions and our ability to attain profitability during 2006.  Moreover, we cannot assure investors that we will be able to enter into appropriate collaborative arrangements relating to our clinical programs and technology platform in a timely manner and on favorable terms, if at all.

For the nine months ended September 30, 2004, net cash of approximately $45.6 million was used in operating activities, compared to approximately $37.9 million used in operating activities during the nine months ended September 30, 2003.  During the nine months ended September 30, 2004, our use of cash in operations was due principally to our net loss of approximately $44.2 million, accounts receivable and inventory build of approximately $4.2 million and the reduction in accounts payable and accrued expenses of approximately $2.5 million, offset by approximately $1.9 million of deferred revenue and approximately $3.5 million of depreciation and amortization.  We expect our cash utilization to continue for the remainder 2004 and into 2005 as we continue commercial activities for Plenaxis®, continue with clinical trials for Apan, resume clinical trials for PPI-2458, and expand our research and development initiatives.  We expect that cash used for inventory purchases and accounts receivable build will increase through the end of fiscal year 2005 to support commercial sales of Plenaxis®.  The actual amount of overall expenditures will depend on numerous factors, including the timing of expenses and the timing and progress of our research, development and commercialization efforts.

Net cash provided by investing activities of approximately $39.6 million for the nine months ended September 30, 2004 consisted primarily of net sales or maturities of marketable securities of approximately $40.5 million.  This compares to net cash provided by investing activities of approximately $2.0 million for the corresponding period in 2003, which was also related primarily to net sales or maturities of marketable securities of approximately $2.4 million.

In July 2000, in connection with the purchase, through our wholly owned real estate subsidiary, of our corporate headquarters and research facility in Waltham, Massachusetts, the subsidiary entered into an acquisition and construction loan agreement providing for up to $33.0 million in financing for the acquisition of, and improvements to, the facility.  As of September 30, 2004, approximately $32.1 million was outstanding under the loan agreement, as amended as described below.  In June 2004, the acquisition and construction loan agreement was amended to extend the maturity date of the loan and modify certain other terms of the original agreement.  Under the amended loan agreement, on July 30, 2009 the principal amount then outstanding is due and payable in full, subject to two one-year extension options which are exercisable at our election provided we are in compliance with certain financial covenants.  The outstanding principal bears interest at a fixed rate of 5.95% through April 2009.  Principal and interest are payable through a fixed monthly payment of approximately $207,000, with the principal portion being calculated using a 25-year amortization schedule.  The amended loan agreement also provides for certain additional financial operating covenants, one of which was effective immediately and the remainder of which will become effective as of December 31, 2006.  The loan is secured by the facility, together with all fixtures, equipment, improvements and other related items, and by all rents, income or profits received by our real estate subsidiary, and is unconditionally guaranteed by us.

In July 2004, we amended our supply agreement with Cambrex Charles City, Inc. (formerly Salsbury Chemicals, Inc.) for the manufacture of the commercial depot formulation of Plenaxis®.  Under the amendment, the term of the original agreement has been extended for an additional five years (through July 2010), with an option for us to further extend the term for up to an additional five years, subject to an agreed upon increase in price and in the minimum annual purchase commitment.  As part of the amendment, we agreed to a minimum purchase commitment of $900,000 per year for 2004 and each of the subsequent four years.

In August 2004, we amended our Development and Supply Agreement with UCB S.A.  The UCB agreement was assigned to us by Amgen Inc. effective as of December 17, 2001.  This agreement provides for the supply by UCB of commercial volumes of the active pharmaceutical ingredient, or API, for Plenaxis®.  Under the amendment, we have committed to purchase a specified quantity of API for delivery in 2005 (at a price reduced from the price that would otherwise be applicable under the agreement), for an aggregate purchase price of $3.9 million, $1.8 million of which is due prior to December 31, 2004, with the remainder due upon the later of the delivery of the API and December 31, 2005.  This API will be produced using quantities of materials in UCB’s inventory purchased by UCB pursuant to forecasts submitted to UCB prior to 2001 under the terms of the UCB agreement.

In addition, we have committed to purchase the remaining materials referenced above for an aggregate purchase price of approximately $3.4 million.  We are required to purchase a specified quantity of such materials each year beginning in 2006 and ending in 2009.  UCB has granted us the option, in lieu of purchasing the remaining materials, to purchase each year, at the same reduced price as noted above, specified quantities of API produced using such materials.  The option can be exercised in whole or in part.  Materials purchased in one year can be utilized at a later date for the manufacture of API, and we will be credited the cost of such previously purchased materials.

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

We cannot assure you that we will be profitable in the future or, if we attain profitability, that it will be sustainable.  In November 2003, we received FDA approval to market Plenaxis® for the treatment of the symptoms of men with advanced prostate cancer for whom other hormonal therapies are not appropriate and who have refused surgical castration.  All of our other product candidates are in the research or development stage.  Sales of Plenaxis® began in January 2004.  Prior to the launch of Plenaxis®, we had never marketed or sold any products.  Our marketing and selling efforts with regard to Plenaxis® may not be commercially successful, and we may be unable to successfully develop or market any other products in the future. To date, we have derived substantially all of our revenues from payments under corporate collaboration and license agreements.  We expect to continue to spend significant amounts to further develop our commercial sales and marketing capabilities, continue clinical studies and seek regulatory approval for our other product candidates. We also intend to spend substantial amounts to fund additional research and development for other potential products, enhance our core technologies, and for general and administrative purposes.  As of September 30, 2004, we had an accumulated deficit of approximately $230.5 million.  We expect that our operating expenses will continue at current levels due primarily to expenses related to continued commercialization activities for Plenaxis®, as well as the initiation and continuation of studies as part of our other clinical programs, resulting in significant operating losses at least through 2005.  We currently do not expect to achieve profitability until 2006 at the earliest.  The uptake of Plenaxis® since its initial launch in late January 2004 has been slower than expected.  We cannot predict at this time the length or extent of this trend and what effect, if any, this could have on longer-term sales assumptions and our ability to attain profitability in this timeframe.  Moreover, our ability to attain profitability during 2006 is dependent on numerous factors, including our ability to successfully commercialize Plenaxis®, the reduction, through collaboration arrangements or otherwise, of our net expenses related to our clinical programs and the receipt of revenues through research collaborations involving our Direct Select technology platform, and continued prudent fiscal management.  Even if we do become profitable, we cannot assure you that we would be able to sustain or increase profitability on a quarterly or annual basis.

Our business is dependent on the commercial success of Plenaxis®.  If Plenaxis® fails to achieve market acceptance, it may never be commercially successful and we would likely have insufficient funds to continue our operations as currently planned.

The success of our business is dependent on the successful commercialization of Plenaxis®.  Plenaxis® is new to the market in the United States and may be unfamiliar to members of the medical community and to patients. Market acceptance will depend largely on our ability to demonstrate, to the oncology and urology communities in particular, the efficacy and safety of Plenaxis® as an alternative to current therapies or surgical options. We cannot be certain that Plenaxis® will provide benefits considered adequate by providers of oncology and urology services or that enough providers will use the product to ensure its commercial success.  To date, the uptake of Plenaxis® since its initial launch in the United States in late January 2004 has been slower than expected.  Many factors may affect its market acceptance and commercial success, including:

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

•                                          our ability to continue to hire, train and retain qualified sales personnel to promote Plenaxis® in the United States;

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

In addition, we must continually submit any labeling, advertising and promotional material to the FDA for review and pre-approval.  There is risk that the FDA will prohibit use of marketing materials in the form we desire. Unfavorable outcomes resulting from factors such as those identified above could limit sales of Plenaxis® or cause sales of Plenaxis® to decline.  In those circumstances, we may have to find additional sources of funding or scale back or cease operations. If Plenaxis® is not commercially successful, we would likely have insufficient funds to continue our operations as currently planned.

We may be unable to either establish and maintain marketing and sales capabilities or enter into corporate collaborations necessary to successfully commercialize Plenaxis® or our other potential products.

We have limited experience in marketing or selling pharmaceutical products and have limited marketing and sales resources. To achieve commercial success for Plenaxis®, or any other approved product, we must either rely upon our limited marketing and sales force and related infrastructure, or enter into arrangements with others to market and sell our products.  We are promoting Plenaxis® in the United States through our own dedicated marketing and sales team.  Recruiting, training and retaining qualified sales personnel is therefore critical to our success.  To date, we have experienced turnover in both our sales management and field sales personnel.  Competition for skilled personnel is intense, and we cannot assure you that we will be able to continue to attract and retain a sufficient number of qualified individuals to successfully promote Plenaxis®.  Accordingly, we may be unable to establish and maintain marketing, sales and distribution capabilities necessary to successfully commercialize and gain market acceptance for Plenaxis®.

In addition, establishing the expertise necessary to successfully market and sell Plenaxis®, or any other product, requires a substantial capital investment.  Our ability to make that investment and also execute our current operating plan and attain profitability during 2006 is dependent on numerous factors, including, as described above, the reduction, through collaboration arrangements or otherwise, of our net expenses related to our clinical programs and the receipt of revenues through research collaborations involving our Direct Select technology platform, and continued prudent fiscal management.  Accordingly, we cannot assure investors that we will have the funds to successfully commercialize Plenaxis® or any other potential product in the United States or elsewhere.

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

We have also announced our intention to market and sell Plenaxis® outside of the United States through one or more marketing partners upon receipt of approval abroad.  We recently entered into an agreement with Schering AG, of Berlin, Germany, for the commercialization of Plenaxis® in the field of prostate cancer across Europe, Russia, the Middle East, South Africa, Australia and New Zealand.  We have limited influence over the decisions made by Schering AG or the resources they devote to the marketing and distribution of Plenaxis® products in their licensed territory, and we cannot assure you that they will meet their obligations in this regard.  Moreover, Schering AG may market certain products that compete with our products, which could limit potential revenues from product sales.  Our marketing and distribution arrangement with Schering AG may not be successful, and we may not receive any revenues from it.  Also, we cannot assure you that we will be able to enter into marketing and sales agreements on acceptable terms, if at all, for Plenaxis® in territories not covered by the Schering AG agreement, or for any of our other product candidates.

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

The continuing efforts of government and third-party payors to contain or reduce the costs of health care may limit our commercial opportunity.  In some foreign markets, pricing and profitability of prescription pharmaceuticals are subject to government control. In the United States, we expect that there will continue to be federal and state proposals for similar controls. In addition, managed care initiatives in the United States will continue to put pressure on the pricing of pharmaceutical products. If government and other third-party payors do not provide appropriate coverage and adequate reimbursement for Plenaxis® or our other product candidates, physicians may not prescribe them and/or patients may be unwilling to have them administered.

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

While the new law specifically prohibits the United States government from interfering in price negotiations between manufacturers and Medicare drug plan sponsors, some members of Congress are pursuing legislation that would permit the United States government to use its enormous purchasing power to demand discounts from pharmaceutical companies, thereby creating de facto price controls on prescription drugs.  In addition, the new law contains triggers for Congressional consideration of cost containment measures for Medicare in the event Medicare cost increases exceed a certain level.  These cost containment measures could include some sorts of limitations on prescription drug prices.  Additionally, the expanded Medicare coverage for prescription drugs beginning in 2006 may impact physician decision-making with respect to self-administered drugs that were not covered previously and may compete directly or indirectly with Plenaxis®.

Any or all of these issues may create pressure to lower the price of Plenaxis® in order to be or remain competitive in the changing marketplace.  It is unclear to what extent, if any, Plenaxis® sales would increase or decrease in response to price changes.

As Plenaxis® is used commercially, unintended side effects or adverse reactions could occur that could result in additional regulatory controls and reduced sales.

During research and development, the use of pharmaceutical products, such as Plenaxis®, is limited principally to clinical trial patients under controlled conditions and under the care of expert physicians. The widespread commercial use of Plenaxis® could produce undesirable or unintended side effects that have not been evident in our clinical trials.  In addition, in patients who take multiple medications, drug interactions could occur that can be difficult to predict.  These events, among others, could result in the imposition of additional regulatory controls that could limit the circumstances under which Plenaxis® is prescribed or even lead to the withdrawal of the product from the market.  Due to the occurrence of immediate-onset systemic allergic reactions in patients treated with Plenaxis® during clinical trials, Plenaxis® has been approved under regulations concerning drugs with certain safety profiles, under which the FDA has established special restrictions to ensure safe use.  Post-marketing phase 4 studies are also required to evaluate the incidence of and further characterize such allergic reactions to the extent they occur.  Any violation of these special restrictions or unfavorable findings in the phase 4 studies or from the overall commercial experience with the drug could lead to the imposition of further restrictions or withdrawal of Plenaxis® from the market.

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

For each stage of Plenaxis® production we have relied, and expect in the near term to continue to rely, on a single third-party manufacturer.  We have only recently contracted with a second supplier for one of these production stages, and that supplier will not be prepared to manufacture Plenaxis® on a commercial scale for the foreseeable future.  Accordingly, the loss of one or more of our primary suppliers for any reason, including as a result of fire, terrorism, acts of God or insolvency or bankruptcy, could delay or impair substantially our sale or continued sale of Plenaxis® or result in substantial delays in, or substantially impair our ability to complete, foreign regulatory submissions or reviews. Such delays or impairment, and the associated costs and expenses, may lower our potential revenues and delay or prevent our attaining profitability. While we are evaluating the possibility of a second source of supply at certain other stages of Plenaxis® production, the number of qualified alternative suppliers is limited, and we cannot assure investors that we will be able to locate alternative suppliers or negotiate second supply agreements on reasonable terms. Furthermore, the process of engineering a new supplier’s facility for the production of Plenaxis® and obtaining the necessary FDA and foreign regulatory approval of the facility would require substantial lead-time and could be extremely costly. We cannot assure investors that we will not lose one or more of our suppliers, or that in such event we would be readily able to continue the commercialization of Plenaxis® without substantial and costly delays.

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

In addition, many factors could delay or result in termination of our ongoing or future clinical trials. For example, results from ongoing preclinical studies or analyses could raise concerns over the safety or efficacy of a product candidate.  In March 2004, the FDA placed our phase 1 clinical trial of PPI-2458 on clinical hold due to a neuropathological abnormality observed in some of the animals tested in an animal safety study completed following initiation of the clinical trial.  In June 2004, following review by the FDA of our revised clinical plan addressing this finding, we received clearance from the FDA to resume clinical testing of PPI-2458.  We cannot assure investors that the FDA will not place this or other clinical trials on hold in the future.  A clinical trial may also experience slow patient enrollment or lack of sufficient drug supplies. Patients may experience adverse medical events or side effects, and there may be a real or perceived lack of effectiveness of, or of safety issues associated with, the drug we are testing. Future governmental action or existing or changes in FDA policies or precedents, may also result in delays or rejection of an application for marketing approval.  The FDA has considerable discretion in determining whether to grant marketing approval for a drug, and may delay or deny approval even in circumstances where the applicant’s clinical trials have proceeded in compliance with FDA procedures and regulations and have met the established end-points of the trials. Challenges to FDA determinations are generally time-consuming and costly, and rarely, if ever, succeed.  Although we received FDA approval to market Plenaxis® in the United States in November 2003, we can give no assurance that we will obtain marketing approval for any of our other product candidates.

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

We rely upon a limited number of specialty pharmaceutical distributors and specialty pharmacies for the distribution of Plenaxis® in the United States.  The loss of one of them, or changes in their purchasing patterns, could impact sales of Plenaxis®, and potentially adversely affect our operating results.

In the United States, we sell to a limited number of specialty distributors and pharmacies that we rely upon for the delivery of Plenaxis® to physicians and hospital pharmacies.  There are a relatively small number of specialty distributors and wholesalers who provide such services.  For the nine months ended September 30, 2004, sales to our three largest distributors represented approximately 78% of our aggregate net product sales.  Consolidation or financial difficulties among our specialty pharmaceutical distributors and pharmacies could result in situations which could temporarily increase returns of Plenaxis® from such entities and/or cause these entities to reduce their respective inventory levels by delaying purchases of Plenaxis®.  In addition, these specialty distributors and pharmacies may increase or decrease purchase levels in anticipation of future price changes which may also cause an unexpected change in the level of trade inventories that they would normally maintain.   Although we have developed a plan to manage trade inventory levels of Plenaxis®, this plan may not be effective.  If trade inventory levels of Plenaxis® become too high, or if prescription growth of Plenaxis® is lower than expected by the trade, specialty distributors and pharmacies could reduce their orders for Plenaxis®, which could adversely affect our operating results.

These specialty distributors and pharmacies must also distribute Plenaxis® only to physicians and hospital pharmacists enrolled in our risk management program.  There can be no assurance that these specialty distributors and pharmacies will adequately provide their services to either the end users or to the Company or that we could find additional outlets to distribute Plenaxis®.

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

We license some of our technology from third parties. Termination of our licenses could force us to delay or discontinue some of our development and commercialization programs. For example, if Advanced Research and Technology Institute, Inc., the assignee of Indiana University Foundation, terminated our license with them due to a breach by us of the terms of that license, we could have to discontinue the commercialization of Plenaxis®. We cannot assure you that we would be able to license substitute technology in the future. Our inability to do so could impair our ability to conduct our business because we may lack the technology, or the necessary rights to technology, required to develop and commercialize our potential products.

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

We depend substantially on the principal members of our management and scientific staff, including Malcolm L. Gefter, Ph.D., our Chief Executive Officer and Chairman of the Board, and Kevin F. McLaughlin, our President and Chief Operating Officer. We do not have employment agreements with any of our executive officers. Any officer or employee can terminate his or her relationship with us at any time and work for one of our competitors. The loss of these key individuals could result in competitive harm because we could experience delays in our product research, development and commercialization efforts without their expertise.  For example, one of our former officers, who was primarily responsible for commercial operations, recently resigned as our President and Chief Operating Officer.  As a result, we were required to appoint a new head of commercialization in an expedited fashion.  We cannot assure investors that this management transition will go smoothly or that our commercial operations will not be adversely affected.

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

Changes in the securities laws and regulations have increased, and are likely to continue to increase, our costs.

The Sarbanes-Oxley Act of 2002, which became law in July 2002, has required changes in some of our corporate governance, securities disclosure and compliance practices. In response to the requirements of that Act, the SEC and the Nasdaq have promulgated new rules and listing standards covering a variety of subjects. Compliance with these new rules and listing standards has increased our legal costs, and significantly increased our financial and accounting costs, and we expect these increased costs to continue. These developments may make it more difficult and more expensive for us to obtain director and officer liability insurance. Likewise, these developments may make it more difficult for us to attract and retain qualified members of our board of directors, particularly independent directors, or qualified executive officers.

As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the SEC adopted rules requiring public companies to include a report of management on the Company’s internal controls over financial reporting in their annual reports on Form 10-K that contains an assessment by management of the effectiveness of the company’s internal controls over financial reporting. In addition, the public accounting firm auditing the Company’s financial statements must attest to and report on management’s assessment of the effectiveness of the Company’s internal controls over financial reporting. This requirement will apply to our annual report on Form 10-K for our fiscal year ending December 31, 2004. If our independent auditors are unable to provide us with an unqualified report as to the effectiveness of our internal controls over financial reporting as of December 31, 2004 and future year-ends as required by Section 404 of the Sarbanes-Oxley Act of 2002, investors could lose confidence in the reliability of our financial statements, which could result in a decrease in the value of your securities.

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

In addition, the stock market has experienced extreme price and volume fluctuations. The market prices of the securities of biotechnology companies, particularly companies like ours with limited product revenues and without earnings, have been highly volatile, and may continue to be highly volatile in the future. This volatility has often been unrelated to the operating performance of particular companies. In the past, securities class action litigation has often been brought against companies that experience volatility in the market price of their securities. Whether or not meritorious, litigation brought against us could result in substantial costs and a diversion of management’s attention and resources.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk.  We have not entered into any instruments for trading purposes.  Some of the securities that we invest in may have market risk. This means that an increase in prevailing interest rates may cause the principal amount of the investment to decrease. To minimize this risk in the future, we maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds and government and non-government debt securities. An immediate hypothetical 100 basis point increase in interest rates would have resulted in an approximate $0.4 million decrease in the fair value of our investments as of September 30, 2004.  The same hypothetical increase in interest rates as of December 31, 2003 would have resulted in an approximate $0.8 million decrease in the fair value of our investments.  Due to the conservative nature and relatively short duration of our investments, interest rate risk is mitigated.  As of September 30, 2004, approximately 76.1% of our total investments will mature or reset in one year or less, with the remainder maturing in less than three years.

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

In June 2004, the acquisition and construction loan agreement was amended to extend the maturity date of the loan and modify certain other terms of the original agreement.  Under the amended loan agreement, on July 30, 2009 the principal amount then outstanding is due and payable in full, subject to two one-year extension options which are exercisable at our election provided we are in compliance with certain financial covenants.  The outstanding principal bears interest at a fixed rate of 5.95% through April 2009.  Principal and interest are payable through a fixed monthly payment of approximately $207,000, with the principal portion being calculated using a 25-year amortization schedule.  The amended loan agreement also provides for certain additional financial operating covenants, one of which was effective immediately and the remainder of which will become effective as of December 31, 2006.  Because of this amendment to the loan agreement, we do not believe that there is material interest rate risk exposure with respect to the loan facility.

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

(b)                               Internal Control Over Financial Reporting.

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

Exhibit Number

Exhibit

3.1		Amended and Restated Certificate of Incorporation (2)
3.2		Third Amended and Restated By-Laws (5)
4.1		Specimen certificate representing shares of common stock (1)
4.2		Specimen certificate representing shares of common stock (including Rights Agreement Legend) (3)
4.3		Rights Agreement between the Registrant and American Stock Transfer & Trust Company, as Rights Agent (4)
4.4		Form of Certificate of Designations of Series A Junior Participating Preferred Stock (attached as Exhibit A to the Rights Agreement filed as Exhibit 4.3 hereto) (4)
4.5		Form of Rights Certificate (attached as Exhibit B to the Rights Agreement filed as Exhibit 4.3 hereto) (4)
10.1	*	Form of Incentive Stock Option Agreement
10.2	*	Form of Non-Qualified Stock Option Agreement
10.3	*	Letter Agreement dated as of September 16, 2004 between the Registrant and Edward C. English (6)
10.4	*	Letter Agreement dated as of September 16, 2004 between the Registrant and Richard W. Wagner, Ph.D. (6)
10.5	†	Amendment No. 2 dated as of August 30, 2004 to the Development and Supply Agreement effective as of June 21, 2000 by and between the Registrant and UCB S.A.
31.1		Certification of Chief Executive Officer
31.2		Certification of Chief Financial Officer
32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

(6)                                  Incorporated by reference to Current Report on Form 8-K filed with the Securities and Exchange Commission on September 21, 2004.

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

PRAECIS PHARMACEUTICALS INCORPORATED

Date: November 9, 2004	By	/s/ Edward C. English
Edward C. English
Vice President, Chief Financial Officer and
Treasurer (Duly Authorized Officer and Principal
Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number

Exhibit

3.1		Amended and Restated Certificate of Incorporation (2)
3.2		Third Amended and Restated By-Laws (5)
4.1		Specimen certificate representing shares of common stock (1)
4.2		Specimen certificate representing shares of common stock (including Rights Agreement Legend) (3)
4.3		Rights Agreement between the Registrant and American Stock Transfer & Trust Company, as Rights Agent (4)
4.4		Form of Certificate of Designations of Series A Junior Participating Preferred Stock (attached as Exhibit A to the Rights Agreement filed as Exhibit 4.3 hereto) (4)
4.5		Form of Rights Certificate (attached as Exhibit B to the Rights Agreement filed as Exhibit 4.3 hereto) (4)
10.1	*	Form of Incentive Stock Option Agreement
10.2	*	Form of Non-Qualified Stock Option Agreement
10.3	*	Letter Agreement dated as of September 16, 2004 between the Registrant and Edward C. English (6)
10.4	*	Letter Agreement dated as of September 16, 2004 between the Registrant and Richard W. Wagner, Ph.D. (6)
10.5	†	Amendment No. 2 dated as of August 30, 2004 to the Development and Supply Agreement effective as of June 21, 2000 by and between the Registrant and UCB S.A.
31.1		Certification of Chief Executive Officer
31.2		Certification of Chief Financial Officer
32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

(6)                                  Incorporated by reference to Current Report on Form 8-K filed with the Securities and Exchange Commission on September 21, 2004.

†                                          Confidential treatment has been requested for certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.