Form 10-K
period 2004-12-31
PRAECIS PHARMACEUTICALS INC
filed 2005-03-16
CIK 1033025

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004
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

        The aggregate market value of voting and non-voting stock held by non-affiliates of the registrant, based upon the last sale price of the common stock, par value $.01 per share, reported on The Nasdaq National Market on June 30, 2004, was $189,077,428.

        The number of shares of common stock, par value $.01 per share, outstanding as of February 28, 2005 was 52,423,101.

Documents Incorporated By Reference

        Specified portions of the definitive Proxy Statement with respect to the registrant's 2005 Annual Meeting of Stockholders to be filed by the registrant with the Securities and Exchange Commission are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

PRAECIS PHARMACEUTICALS INCORPORATED

ANNUAL REPORT ON FORM 10-K

PART I

ITEM 1.    BUSINESS.

Overview

        We are a biopharmaceutical company focused on the discovery, development and commercialization of innovative therapies that either address unmet medical needs or offer improvements over existing therapies. In early 2004, we launched in the United States our first product, Plenaxis® (abarelix for injectable suspension) for the palliative treatment of men with advanced symptomatic prostate cancer for whom other hormonal therapies are not appropriate, who have refused surgical castration and who are experiencing one or more of a specific set of symptoms. We are promoting Plenaxis in the United States through our own marketing and sales team. We have submitted a marketing authorization application for Plenaxis in Germany. This application is pending with the German regulatory authorities, and there may be regulatory action on the application in the second quarter of 2005 that will enable us and our partner, Schering AG, to determine whether, and for what patient population, Plenaxis will be approved and made commercially available in Germany. Assuming favorable action by the German regulatory authorities, we plan to seek, in collaboration with Schering AG, additional European Union member state approvals through the Mutual Recognition Procedure. Our research and development pipeline includes clinical programs in Alzheimer's disease, non-Hodgkin's lymphoma and androgen-independent prostate cancer, as well as early stage discovery projects. During 2004, we made significant progress on the development of our Direct Select technology platform. Direct Select offers significant enhancements over our proprietary drug discovery technology called Ligand Evolution to Active Pharmaceuticals, or LEAP. Direct Select should allow us to generate vast pharmaceutical libraries and more rapidly and directly identify lead compounds with high affinity and specificity, and will serve as the foundation for future drug development projects.

        We were incorporated in Delaware in July 1993 under the name Pharmaceutical Peptides, Inc. In June 1997, we changed our name to PRAECIS PHARMACEUTICALS INCORPORATED. Our corporate headquarters and research facility is located in Waltham, Massachusetts. We conduct our business in one business segment. For the years ended December 31, 2002 and 2004, substantially all of our revenue was generated in the United States. We did not have any revenue for the year ended December 31, 2003. Long-lived assets consist primarily of property and equipment and are located solely in the United States for all periods presented.

        Plenaxis® and PRAECIS® are registered trademarks of our company. Apan™, LEAP™, Direct Select™, Rel-Ease™ and the PLUS™ Program are trademarks or trade names of our Company. This Annual Report on Form 10-K also contains trademarks, trade names and service marks of other companies, including but not limited to Casodex®, Eligard®, Lupron Depot®, Viadur® and Zoladex®, all of which are the property of their respective owners.

Commercial, Research and Development Programs

        Our business objective is to discover, in a rapid and efficient manner using our Direct Select and other proprietary technologies, develop and commercialize drugs that either address unmet medical needs or offer improvements over existing therapies. We are currently promoting in the United States our first approved product, Plenaxis. In addition, we have two other compounds in clinical testing, as well as various research and technology programs. Key elements of our strategy to achieve our business objective are:

  •
  Increase sales of Plenaxis utilizing our own sales force in the United States;

  •
  Gain approval of and successfully commercialize Plenaxis in the European Union and other major markets in collaboration with Schering AG in Europe and its other licensed territories, and with one or more partners outside Schering AG's licensed territories;

  •
  Partner our Apan (Alzheimer's disease) and PPI-2458 (non-Hodgkin's lymphoma) clinical programs; and

  •
  Enter into research collaborations and other partnerships relating to our Direct Select technology platform while retaining rights to use the technology for future internal development.

        We have outlined below the status of our commercial, research and development programs, along with the clinical indications they address, where applicable:

Program Status
Regulatory
Program	Preclinical/ Validation	Phase 1	Phase 2	Phase 3
					Filing	Approval
Plenaxis (United States)
Advanced Symptomatic Prostate Cancer
Androgen Independent Prostate Cancer
Plenaxis (European Union)
Prostate Cancer
Apan
Alzheimer's Disease
PPI-2458
Non-Hodgkin's Lymphoma
Cancer/Rheumatoid Arthritis
Direct Select Technology Platform

        Successful research and development in the biotechnology industry is highly uncertain, and very few research and development programs yield a commercial product. Product candidates that appear promising in the early phases of research and development may fail to reach the clinic for a number of reasons. We evaluate on a regular basis the progress of our research and development programs to determine if our resources and personnel are allocated appropriately and our programs are progressing on a reasonable timeline and demonstrating favorable results. During 2004, we decided to reallocate resources and personnel from our programs relating to the androgen receptor antagonist and certain antiviral therapies to other research and development programs. In addition, as previously reported, we determined not to pursue further development of our endometriosis diagnostic test. As a result of our decision regarding the endometriosis diagnostic, we also determined not to continue to allocate resources or personnel to the further development of our Biomarker discovery platform.

        We have spent substantial funds over the past three years to develop Plenaxis and our other drug candidates and expect to continue to do so in the future. We spent approximately $56.4 million in 2002, $41.8 million in 2003 and $31.5 million in 2004 on research and development activities.

  Plenaxis

  Approved Product

        In November 2003, we received FDA approval to market our first product, Plenaxis (abarelix for injectable suspension) in the United States. Plenaxis is the first gonadotropin releasing hormone (GnRH) antagonist approved for use in prostate cancer patients as a depot formulation. Plenaxis is indicated for the palliative treatment of men with advanced symptomatic prostate cancer, in whom LHRH agonist therapy is not appropriate and who refuse surgical castration, and have one or more of the following: (1) risk of neurological compromise due to metastases, (2) ureteral or bladder outlet obstruction due to local encroachment or metastatic disease, or (3) severe bone pain from skeletal metastases persisting on narcotic analgesia. Plenaxis is not indicated for use in women or children. For safety reasons, Plenaxis is approved with marketing restrictions under 21 CFR 314, Subpart H, and is available only to physicians who enroll in the PLUS (Plenaxis User Safety) Program. Full prescribing information for Plenaxis is available at www.plenaxis.com.

        In January 2004, we began shipping Plenaxis to our authorized distributors. We are promoting Plenaxis to physicians, primarily urologists and, to a lesser extent, oncologists, through our own dedicated marketing and sales team. Substantially all of our revenues during 2004 were derived from sales of Plenaxis. Since the initial launch of Plenaxis, we have faced many challenges that have had an adverse impact on the uptake of the product in the market. These challenges have included the need to establish more effective messaging to educate physicians about the product's indication and to differentiate the appropriate patient population, overcome physician uncertainty and concerns over reimbursement, reposition our marketing campaign, strengthen and focus our sales force, and hire representatives for open territories. Sales of Plenaxis during 2004 were significantly lower than expected. We continue to believe that Plenaxis is an important therapy for patients in the indicated population who have limited treatment options available. However, we cannot assure investors that we will be able to successfully commercialize Plenaxis in the United States.

        Background.    Prostate cancer is one of the most commonly diagnosed cancers in men. The American Cancer Society estimates that approximately 232,000 new diagnoses of, and 30,000 deaths from, prostate cancer will occur in the United States in 2005. At the time of approval, the FDA estimated that approximately 5-10% of men with prostate cancer would be candidates for Plenaxis.

        Most prostate cancer cells require hormones, specifically testosterone and its derivatives, for growth. These hormones stimulate the growth of the cancerous cells. Available treatments for prostate cancer patients include hormonal therapies, radiation therapy and surgery. The primary goal of hormonal therapy is to reduce testosterone to low, or castrate, levels, leading to inhibition of prostate cancer cell growth.

        Currently available hormonal therapies, known as LHRH agonists, act by overstimulating the GnRH receptor. This overstimulation causes the GnRH receptor to become non-responsive after approximately three weeks. However, this overstimulation first leads to increased production of two hormones, luteinizing hormone, or LH, and follicle stimulating hormone, or FSH. The increased level of LH causes an initial surge of testosterone from the testes. The temporary surge in hormone levels may result in an exacerbation of symptoms, or clinical flare, in some patients. In an attempt to mitigate the flare, physicians may prescribe additional drugs known as anti-androgens. This additional therapy may be only partially effective in reducing some of the undesirable effects of the flare. Only after several weeks following administration of these hormonal therapies does the GnRH receptor become non-responsive and the desired reduction of hormone levels occur. In contrast, Plenaxis has a blocking, or antagonist, effect on the GnRH receptor. Clinical studies have demonstrated that Plenaxis directly reduces levels of testosterone with no initial surge.

        For some advanced symptomatic prostate cancer patients, whose disease has progressed, the use of LHRH agonists may not be appropriate because the initial testosterone surge may lead to an exacerbation of symptoms, which could include urinary blockage, worsening pain, kidney failure, paralysis and nerve damage due to spinal cord compression, or, in rare instances, death. LHRH agonists, such as Lupron Depot, marketed by TAP Pharmaceutical Products Inc., and Zoladex, marketed by AstraZeneca Pharmaceuticals L.P., have precautionary labeling about the hormone-induced flare and resulting worsening of clinical symptoms in some patients. For these patients, removal of the testes, known as surgical castration or orchiectomy, may be the only treatment option available to rapidly reduce testosterone levels and avoid the testosterone surge, and this option is not always an acceptable one for the patient. Plenaxis offers the first non-surgical alternative approved for these patients.

        Plenaxis User Safety Program.    As an element of the FDA's approval of Plenaxis, we are marketing Plenaxis under a comprehensive risk management program developed with the FDA to ensure that patients and physicians are fully informed about the risks and benefits of Plenaxis before using it. The PLUS Program includes, among other elements: product labeling regarding the risk of immediate-onset systemic allergic reactions and the decreased effectiveness of Plenaxis in suppressing serum testosterone to castrate levels with continued dosing in some patients; agreements for physicians and hospital pharmacists which must be signed in order to purchase the drug; a patient information form which patients sign, indicating that they are informed about the risks and benefits of the drug; an expanded adverse events reporting program that includes immediate-onset systemic allergic reactions; several post-approval, or phase 4, studies; and measures to actively monitor and evaluate the program.

        Medicare Coverage.    Due to the average patient age at the time of diagnosis and treatment, a substantial majority of Plenaxis patients are likely to be Medicare beneficiaries. In December 2004, we announced that the Centers for Medicare and Medicaid Services, or CMS, had issued a draft decision memorandum in support of a National Coverage Determination, or NCD, for Plenaxis. NCDs are issued by the Secretary of Health and Human Services for a particular item or service if the Secretary determines that Medicare coverage for the item or service should be defined on a nationwide basis. CMS has proposed Medicare coverage for Plenaxis under the following conditions: the product must be administered to a patient meeting all of the criteria of the labeled indication; and the prescribing physician must be enrolled in the PLUS Program. When used in accordance with the product's labeling, there would be no limitation on coverage regardless of the duration of Plenaxis therapy. Without this comprehensive NCD, Plenaxis could receive inconsistent coverage among the Medicare carriers and intermediaries who may fail to distinguish the drug from LHRH agonists. We expect that the draft decision memorandum will become effective by the end of March 2005, although CMS may modify it based on comments it received during the open comment period.

        Federal legislation, enacted in December 2003, has altered the way in which physician-administered drugs covered by Medicare are reimbursed, generally leading to lower reimbursement levels. Medicare reimbursement for Plenaxis, as well as for other hormonal therapies for prostate cancer, was reduced by the cuts implemented January 1, 2005 (which entailed a new reimbursement methodology based on a product's "average sales price" or "ASP" rather than the "average wholesale price" methodology previously utilized). Effective January 1, 2005, Plenaxis will be reimbursed at 106% of its ASP. In December 2004, CMS published the ASP for Plenaxis to be in effect for the first quarter of 2005. This ASP will remain in effect for one quarter and will be updated quarterly thereafter. Because physicians will receive a lower rate of reimbursement for Plenaxis, it is possible that some physicians may alter practice patterns and/or refer Medicare patients to hospital outpatient settings rather than continue to treat patients in-office and it is unclear at this time how such a shift in the marketplace dynamic might affect sales of Plenaxis.

  Prostate Cancer

        European Regulatory Status.    In June 2003, we initiated the regulatory submission process in the European Union seeking approval to market Plenaxis for the hormonal management of prostate cancer where androgen suppression is appropriate. We submitted a marketing authorization application, or MAA, in Germany comprised of comprehensive safety and efficacy data utilized to obtain approval in the United States. This application is pending with the German regulatory authorities, and there may be regulatory action on the application in the second quarter of 2005 that will enable us and our partner, Schering AG, to determine whether, and for what patient population, Plenaxis will be approved and made commercially available in Germany. Assuming favorable action by the German regulatory authorities, we plan to seek, in collaboration with Schering AG, additional European Union member state approvals through the Mutual Recognition Procedure. However, we cannot assure investors whether or when such regulatory action on our MAA will occur, or that any such action will enable or result in the successful commercialization of Plenaxis in Germany or in any other country in the European Union.

        During 2004, we entered into a license, supply and distribution agreement with Schering AG, under which we granted exclusive rights to Schering AG to commercialize Plenaxis in the field of prostate cancer in Europe, Russia, the Middle East, South Africa, Australia and New Zealand. This agreement is described more fully below under the heading "License Agreements—Schering AG."

        Other Territories.    We also are continuing to evaluate potential licensing opportunities for the development and commercialization of Plenaxis in Japan and other ex-U.S. territories not covered by the Schering AG agreement. We expect to actively pursue such opportunities following approval in Germany. It is likely that the Japanese regulatory authorities will require clinical trials to be conducted in Japanese men prior to a filing for marketing approval in Japan. Other foreign regulatory authorities may also require additional clinical studies. We cannot assure investors that we will be successful in obtaining regulatory approval in any region outside of the United States for the commercialization of Plenaxis for the treatment of any portion of the prostate cancer patient population or for any other indication, or that we will be able to enter into additional collaboration agreements on favorable terms, or at all.

  Androgen-Independent Prostate Cancer

        In addition to our clinical studies in hormonally responsive advanced prostate cancer, a small, investigator-sponsored clinical study was previously conducted in which the effects of using Plenaxis to treat androgen-independent prostate cancer were evaluated. In this disease, the prostate cancer cells no longer need testosterone to grow and, as a consequence, testosterone-lowering therapies are ineffective. The focus of this study was on the suppression of FSH by Plenaxis and the results of the study were encouraging. Accordingly, we initiated our own phase 1 study in May 2004 to evaluate the use of Plenaxis in approximately 22 subjects with androgen-independent prostate cancer who have progressed following treatment with an LHRH agonist.

  Endometriosis

        We have also conducted clinical studies of Plenaxis for the treatment of endometriosis. We began this clinical program in 1998 and in March 2002 we completed a phase 2 study. Based upon the results of this study, during 2002 and 2003 we conducted an additional pharmacokinetic study to attempt to determine the appropriate dose and dosing schedule. We do not currently have any additional endometriosis studies planned and do not expect to conduct further studies without a corporate partner. Any additional clinical trials of Plenaxis for the treatment of endometriosis would also require concurrence by the FDA.

  Other Potential Indications

        Plenaxis, in addition to its approved indication, may have potential use in treating other diseases or conditions that respond to the reduction of either testosterone, estrogen, LH or FSH. We intend to evaluate and support, when appropriate, small, investigator-sponsored studies in indications where there are unmet medical needs, and where we believe that the potential benefits of treatment with Plenaxis will outweigh the potential risks. Examples of these diseases or conditions may include other types of prostate cancer, gynecological cancers, benign prostatic hypertrophy, gonadal protection during high dose chemotherapy and immune-deficiency disorders. If these small studies yield encouraging results, we intend to work with the FDA to reach agreement on a clinical research program to obtain approval for the use of Plenaxis in these expanded indications in the future.

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

        A hallmark of Alzheimer's disease is the accumulation of plaque-like deposits in brain tissue. A major component of this plaque is a small peptide called beta-amyloid. A large body of clinical, biochemical and genetic evidence suggests that the aggregation of beta-amyloid peptide may be the underlying cause of Alzheimer's disease. This body of evidence has led to the theory that when single beta-amyloid molecules aggregate they become toxic to nerve cells, and that this toxicity leads to the development and progression of Alzheimer's disease. Alzheimer's disease, with the associated accumulation of beta-amyloid in the brain, may also involve a defect in the ability to clear excess beta-amyloid from the brain to the cerebrospinal fluid, or CSF. Both humans and transgenic mice with Alzheimer's disease-like plaques show increased levels of beta-amyloid in the brain and decreased levels in the CSF as the disease progresses.

        Apan inhibits the aggregation of beta-amyloid in several preclinical models. Results of other preclinical studies suggest that Apan may reach the brain in quantities sufficient to block the aggregation of beta-amyloid molecules and, consequently, alter the course of the disease.

        In March 2003, we completed a phase 1a dose escalation study of Apan in healthy volunteers. In this study, we evaluated the safety and pharmacokinetics of the compound and identified a maximum tolerated dose, or MTD, in healthy volunteers. Apan was detectable in the CSF after single dose administration to healthy volunteers.

        We are currently enrolling Alzheimer's patients in a phase 1/2a, multiple dose study of Apan, which is designed to provide additional safety data and will include certain cognitive analyses and brain-imaging techniques which may provide surrogate indications of therapeutic response. An ongoing phase 1b study, which is designed to determine the MTD of Apan in Alzheimer's patients, continues to take longer than originally anticipated due to the enrollment of cohorts at dose levels that are beyond the predicted MTD, which was based upon the phase 1a study, as well as slower than expected patient accrual.

        In light of the significant anticipated development costs estimated for phase 2 and phase 3 studies, we will seek to partner the Apan clinical program with respect to further development activities beyond the current studies.

  PPI-2458

        PPI-2458 is a novel, proprietary molecule that acts by irreversibly inhibiting the enzyme methionine aminopeptidase type 2, or MetAP-2. PPI-2458 is based on the fumagillin class of compounds. This class of compounds has been shown to prevent both the formation of new blood vessels (known as anti-angiogenesis) and abnormal cell growth, which contribute to the growth of aberrant tissues in diseases such as cancer and rheumatoid arthritis. The dose limiting toxicity associated with other fumagillin derivatives that have entered clinical trials has largely prevented their further development. In preclinical studies to date, PPI-2458 continues to demonstrate the potent activity of this class of compounds while displaying an improved toxicity profile.

        In preclinical studies conducted separately by us and the National Cancer Institute, or NCI, using both in vitro and animal models, PPI-2458 demonstrated significant anti-tumor activity against certain types of cancer cell lines. We have developed a proprietary pharmacodynamic assay to assess the level of inhibition achieved by PPI-2458 of its target enzyme, MetAP-2. This assay is being utilized in our phase 1 program described below. Data from preclinical studies in the B16F10 xenograft mouse model, which is a commonly used cell line in cancer studies, showed that PPI-2458 significantly inhibited tumor growth and that the degree of growth inhibition was correlated to the level of MetAP-2 inhibition achieved by PPI-2458. The NCI has also presented its data on the anti-angiogenic activity of PPI-2458 and its in vivo efficacy in a variety of xenograft animal models of human cancer, which indicate that the activity of PPI-2458 compares favorably to that of another compound of this class known as TNP-470, which was in development at TAP Pharmaceutical Products Inc.

        In December 2003, we initiated an open-label phase 1 dose escalation study of PPI-2458 in non-Hodgkin's lymphoma patients. Initial results collected from the first two patients enrolled in this study demonstrated that orally dosed PPI-2458 achieves inhibition of MetAP-2 peripheral blood cells in humans. In March 2004, the FDA placed this trial on clinical hold until questions relating to a neuropathological finding observed in a three-month animal toxicology study were satisfactorily resolved. The results of this animal study were not available at the time that the clinical trial was initiated. In June 2004, we received clearance from the FDA, following its review of additional non-clinical data and our revised clinical plan, to resume clinical trials. In late 2004, we opened a new phase 1 clinical trial of PPI-2458 in non-Hodgkin's lymphoma patients and expect patient enrollment to begin during the first half of 2005. This trial is designed to assess the safety and tolerability of PPI-2458 as well as to identify an optimal pharmacological dose. We will utilize our proprietary assay to measure the inhibition of MetAP-2 achieved by PPI-2458. We are additionally evaluating the feasibility of expanding our clinical program to include patients with solid tumors.

        In December 2003, we entered into a collaboration with the NCI's Division of Cancer Treatment and Diagnosis for the expansion of clinical development of PPI-2458 for the treatment of various forms of cancer. Under the collaboration agreement, we intend to work with the NCI to optimize the clinical development path for PPI-2458.

        We also intend to continue to evaluate potential trials for PPI-2458 in autoimmune diseases, including rheumatoid arthritis. A hallmark of rheumatoid arthritis is the progressive destruction of articular joints and joint surfaces, characterized by the rapid, uncontrolled growth of the cells that line the joints, called synoviocytes. The synoviocytes, in turn, secrete a variety of chemicals that contribute to inflammation, tissue degradation and harmful new blood vessel formation. Data from preclinical studies published during 2004 demonstrate that PPI-2458 inhibits the growth of both human fibroblast-like synoviocytes derived from rheumatoid arthritis patients and human endothelial cells. Both cell types are thought to be important in the progression of joint destruction in rheumatoid arthritis patients. In addition, growth inhibition of these PPI-2458-sensitive cell types in rheumatoid arthritis has been shown in preclinical studies to be linked to MetAP-2 enzyme inhibition in a dose-dependent fashion. In a rodent model of rheumatoid arthritis, PPI-2458 also significantly lessened joint swelling at well-tolerated doses when administered therapeutically after the onset of chronic disease. We believe the mechanism of action of PPI-2458, its improved toxicity profile and the marked attenuation of chronic disease in the rodent arthritis model in vivo, may position this compound as a potential treatment for rheumatoid arthritis and other inflammatory and autoimmune disorders.

        In light of the anticipated development costs associated with the PPI-2458 clinical program, we anticipate seeking a partner for this program as clinical development advances.

  Direct Select Technology Platform

        Our proprietary method for discovering drugs combines the power and diversity of biological selection to identify compounds with potentially favorable drug-like properties with an ability to enhance and optimize these compounds using medicinal chemistry. We call this process Ligand Evolution to Active Pharmaceuticals, or LEAP. We have several granted foreign patents, as well as pending patent applications in the United States and abroad, that cover the essential steps of the LEAP process.

        As part of the ongoing evolution and enhancement of this discovery process, during 2004, we focused our research efforts on developing a novel technology platform which we call Direct Select. We have made significant progress on the development of Direct Select, including solving many of the technical challenges associated with creating and screening ultra-large advanced combinatorial chemistry libraries. We believe that Direct Select technology, through the creation of these vast libraries of drug-like molecules, will allow us to more rapidly and directly identify lead compounds with a higher affinity and specificity than has routinely been possible using traditional drug discovery methods or our existing LEAP technology. The enhanced capabilities of these libraries lie in their sheer size, up to 10,000 times the size of compound libraries typically used in the pharmaceutical industry. In pilot trials using Direct Select technology, 250 thousand member libraries were routinely prepared in less than two weeks. These libraries were characterized extensively by mass spectrometry and validated by the selection of novel compounds to defined targets. Our scientists next scaled the process to create multiple libraries consisting of greater than 100 million molecules containing highly diverse structures. These larger Direct Select libraries are now being applied to the discovery of new orally available compounds directed at selected human disease targets. Construction of a much larger library incorporating additional diversity, scaffolds and drug-like properties is underway with expected completion in early 2005. We continue to develop new chemistries and chemical scaffolds to incorporate into libraries and anticipate producing numerous ultra-large libraries using our automated platform during 2005. We have filed United States and foreign patent applications covering the essential steps of the Direct Select process.

        We intend to seek partnering opportunities with respect to our Direct Select discovery platform during 2005, and may also use this technology in identifying new compounds for internal development.

  Rel-Ease Technology

        We developed Rel-Ease, our proprietary sustained release drug delivery technology, to allow for the delivery of drugs in a long-acting depot formulation. For example, using Rel-Ease technology, we are able to formulate Plenaxis in such a way that a physician needs to administer it to prostate cancer patients only once every four weeks (following the first month, in which a dose is given on day 15). Besides the obvious benefit of reducing the frequency of dosing for injectable drugs, less frequent injections of a drug in a sustained release formulation may also be more advantageous and desirable than oral administration, leading to improved patient compliance, added convenience and/or simplified reimbursement.

        Rel-Ease, unlike many other sustained release injectable formulations, allows for high drug loads with minimal initial "burst" and uses aqueous processes which are compatible with biomolecules. Moreover, Rel-Ease uses readily available pharmaceutical grade raw materials, has a robust manufacturing process that readily scales to commercial quantities and has demonstrated its approvability with the FDA's approval of Plenaxis in November 2003. We have formulated a variety of molecules with Rel-Ease technology, including Plenaxis, other peptides and low molecular weight pharmaceuticals, and believe that Rel-Ease may be useful for formulating drugs in clinical development, as well as creating improved formulations and sustained release formulations of approved drugs. We hold patents that cover the general application of this technology for a broad range of peptide-based drugs.

License Agreements

  Schering AG

        In April 2004, we entered into a license, supply and distribution agreement with Schering AG under which we granted exclusive rights to Schering AG to commercialize Plenaxis in the field of prostate cancer in Europe, Russia, the Middle East, South Africa, Australia and New Zealand. The Schering AG agreement provides for a combination of upfront, regulatory approval and performance-based milestone payments, as well as a share of revenue through transfer price payments for drug product which will be supplied by us. The transfer price will vary based upon net sales of Plenaxis, as well as pricing and reimbursement levels, in the licensed territory. The milestone payments may total over time approximately $90.0 million, depending on Euro/U.S. Dollar conversion rates and the attainment of specified annual sales levels which the majority of the milestone payments are conditioned upon. The overall financial terms of the Schering AG agreement are intended, depending upon performance levels, to approximate an equal sharing of the net present value of Plenaxis for the prostate cancer indication in the licensed territory.

        We received a $2.0 million signing payment from Schering AG during the second quarter of 2004, which we are recognizing into revenues over the remaining patent life of Plenaxis in Europe of approximately twelve years. We recognized approximately $0.1 million in revenues under the Schering AG agreement during 2004.

  Indiana University Foundation

        In October 1996, we entered into a license agreement with Indiana University Foundation. The license agreement was amended in June 1998, and Indiana University Foundation assigned it to Indiana University's Advanced Research and Technology Institute, Inc. Under the agreement, we have an exclusive worldwide license under patent applications, future patents and technology of Indiana University Foundation relating to GnRH antagonist compounds, including abarelix, which is the active ingredient of Plenaxis, and methods of use for abarelix. We have agreed to make performance-based payments of up to an additional $1.5 million, and to pay royalties on our net sales of products covered by the license, including Plenaxis. Through December 31, 2004, we had paid non-refundable fees, performance-based payments and royalties of approximately $3.1 million under this agreement. These amounts were recorded as expenses during the periods amounts were paid. The license agreement remains in effect until the last licensed patent expires, currently 2015. Expiration of the license will not preclude us from continuing to develop and market the licensed products and use the licensed technology, provided we obtain the consent of Advanced Research and Technology Institute to extend the license term past the expiration date. Advanced Research and Technology Institute may not unreasonably withhold its consent to our request for such an extension. We can terminate the agreement at any time upon 90 days notice. Advanced Research and Technology Institute may terminate upon 90 days notice if we materially breach the agreement or fail to make required payments.

Marketing and Sales

        We have established an internal infrastructure to support the marketing and sale of Plenaxis in the United States, including marketing and sales support professionals based at our headquarters in Waltham, Massachusetts. We have also established a nationwide network of 40 sales territories, supported by five regional managers. Our sales force promotes Plenaxis to physicians, primarily urologists and, to a lesser extent, oncologists, who are involved in the treatment of patients with advanced symptomatic prostate cancer, and educates physicians and hospital pharmacists about the PLUS Program and the risks and benefits of Plenaxis. In addition to marketing and sales personnel, we have hired a staff of medical science liaisons to engage in scientific exchange, help respond to medical and scientific questions from physicians and facilitate the participation of clinical sites in our phase 4 studies. To date, we have experienced significant turnover in both our sales management and field sales personnel. We believe that this turnover has had, and that the field sales personnel turnover will continue to have, an adverse impact on our ability to market and sell Plenaxis.

        In the event that our MAA for Plenaxis is approved in Germany and other countries in the European Union, Plenaxis will be exclusively marketed and sold in those countries by Schering AG pursuant to the license, supply and distribution agreement described above.

Distribution/Customers

        We sell Plenaxis directly to a limited number of authorized specialty pharmaceutical distributors and pharmacies who, in turn, sell the product to physicians and hospital pharmacists enrolled in the PLUS Program. There are a relatively small number of specialty distributors and pharmacies that provide such services. From time to time, our distributors may increase or decrease the level of Plenaxis held in inventory which could adversely affect our operating results. For the year-ended December 31, 2004, sales to Oncology Therapeutics Network Joint Venture, L.P., McKesson Specialty Distribution Services, Priority Healthcare Corporation, ASD Specialty Healthcare, Inc. and Cardinal Health 108, Inc. represented approximately 39%, 18%, 16%, 16% and 10%, respectively, of our aggregate net product sales.

        These specialty distributors and pharmacies must also distribute Plenaxis only to physicians and hospital pharmacists enrolled in the PLUS Program. There can be no assurance that these specialty distributors and pharmacies will adequately provide their services to either the end users or to us or that we could find additional outlets to distribute Plenaxis.

        Authorized distributors may return Plenaxis in its original container three months prior to, and six months after, the product expiration date, or if the product is damaged when received, the wrong quantity is shipped, or in connection with a product recall. Product shipped during 2004 had an initial approved shelf-life of 24 months with expiration dates of February 2005 and June 2006. At the end of 2004, the FDA approved an extension of the shelf life to 36 months which will be applied to all future commercial lots.

        We currently provide substantially all of our distributors with payment terms of up to 120 days on purchases of Plenaxis. Through December 31, 2004, payments have generally been made in a timely manner.

Manufacturing

        We generally manufacture in-house the drug supply required to support our early preclinical studies. External contractors provide all of our later-stage preclinical, clinical and commercial supplies. We have long-term contracts for each stage of the commercial manufacturing process for Plenaxis.

        We have a development and supply agreement with UCB S.A. under which UCB supplies us with commercial volumes of the active pharmaceutical ingredient, or API, for Plenaxis. The UCB agreement was assigned to us by Amgen Inc. effective as of December 17, 2001. In August 2004, we amended our agreement with UCB. Under the amendment, we have committed to purchase a specified quantity of API for delivery in 2005 (at a lower price than would otherwise be applicable under the agreement), for an aggregate purchase price of $3.9 million, $1.6 million of which was included in current liabilities as of December 31, 2004, with the remainder due upon the later of the delivery of the API and December 31, 2005. This API will be produced using quantities of materials in UCB's inventory purchased by UCB pursuant to forecasts submitted to UCB prior to 2001 under the terms of the UCB agreement.

        In addition, we have committed to purchase the remaining materials referenced above for an aggregate purchase price of approximately $3.4 million. We are required to purchase a specified quantity of such materials each year beginning in 2006 and ending in 2009. UCB has granted us the option, in lieu of purchasing the remaining materials, to purchase each year, at the same reduced price as noted above, specified quantities of API produced using such materials. The option can be exercised in whole or in part. Materials purchased in one year can be utilized at a later date for the manufacture of API, and we will be credited the cost of such previously purchased materials. We made payments under the UCB Agreement of approximately $1.1 million during 2004.

        We also have a supply agreement with Cambrex Charles City, Inc., formerly Salsbury Chemicals, Inc. Under this supply agreement, Cambrex has agreed to manufacture for us the commercial depot formulations of Plenaxis. We retain all rights in manufacturing technology developed in connection with this agreement. During 2004, we amended our supply agreement with Cambrex. Under the amendment, the term of the original agreement has been extended for an additional five years (through July 2010), with an option for us to further extend the term for up to an additional five years, subject to an agreed upon increase in price and in the minimum annual purchase commitment. As part of the amendment, we agreed to a minimum annual purchase commitment of $900,000 per year through 2010. We made payments under the Cambrex agreement of approximately $1.1 million during 2004.

        In addition, we have a commercial supply agreement with Baxter Pharmaceutical Solutions LLC to supply Plenaxis in finished vials. Our minimum annual purchase commitment for 2005 and annually for the remainder of the term (through June 2007) is $650,000. We made payments under the Baxter agreement of approximately $1.0 million during 2004.

        In order to meet potential increases in demand in connection with the commercialization of Plenaxis, or in the event of a disruption in supply resulting from a force majeure event, we continue to evaluate, as part of our strategic planning process, the possibility of a second source for certain stages of Plenaxis production. However, the number of qualified alternative suppliers is limited, and we cannot assure investors that we will be able to locate alternative suppliers or negotiate second supply agreements on reasonable terms. Furthermore, the process of engineering a new supplier's facility for the production of Plenaxis and obtaining the necessary FDA or foreign regulatory approval of the facility would require substantial lead-time and could be extremely costly. We cannot assure investors that we will not lose one or more of our suppliers, or that in such event we would be readily able to continue the commercialization and sale of Plenaxis or the further development of Plenaxis without substantial and costly delays.

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

        We currently hold 26 United States patents and exclusive licenses to three United States patents. These patents have expiration dates from 2015 through 2020. We also hold or have exclusive licenses to 100 granted foreign patents. In addition, we have filed or hold exclusive licenses to 34 United States utility and provisional patent applications, as well as 122 related foreign patent applications, including both Patent Cooperation Treaty filings and national filings.

        In particular, we have or hold exclusive licenses to United States patents that cover both the active ingredient of Plenaxis, known as abarelix, as well as methods of use for abarelix for treating a variety of conditions, including prostate cancer, and the sustained release formulation enabling its once-per-month administration. These patents expire in 2015 and 2016. We also have patents covering the use of abarelix and certain specific uses of any other GnRH antagonist in various therapeutic settings, including in combination with surgery or radiation therapy. In addition, we have issued United States patents and pending United States patent applications covering Apan and PPI-2458, as well as various pending United States and foreign patent applications directed to the Direct Select technology platform. We intend to file additional United States and foreign patent applications, where appropriate, relating to new product discoveries, technologies or improvements.

        We also rely on trade secrets, know-how and continuing technological advances to protect various aspects of our core technology. We require our employees, consultants and scientific collaborators to execute confidentiality and invention assignment agreements with us to maintain the confidentiality, and our ownership, of our trade secrets and proprietary information. These agreements generally provide that the employee, consultant or scientific collaborator will not disclose our confidential information to third parties, compete with us or solicit our employees during the course of their employment, consultancy or collaboration with us. These agreements also provide that inventions conceived by the employee, consultant or scientific collaborator in the course of working for us will be our exclusive property. Additionally, our employees agree, for one year following termination of their employment with us, not to solicit our other employees.

Competition

        A biopharmaceutical company such as ours faces intense competition. Many companies, both public and private, including large pharmaceutical companies, chemical companies and biotechnology companies, develop products or technologies competitive with our products or technologies. Many of these companies have greater financial resources and more experience than we do in discovering and developing drugs, obtaining regulatory approvals, manufacturing and marketing. In addition, academic, government and industry-based research is intense, resulting in considerable competition in obtaining qualified research personnel, submitting patent filings for protection of intellectual property rights and establishing strategic corporate alliances.

        Our product, Plenaxis, as well as each of our potential products in research or development, face or will face competition from other products. In addition, there are several companies with technology platforms that will compete with Direct Select. More specifically, Plenaxis, although approved in the United States only for the palliative treatment of men with advanced symptomatic prostate cancer for whom other hormonal therapies are not appropriate, who have refused surgical castration and who are experiencing one or more of a specific set of symptoms, will still compete to some extent with established or newly introduced products, including Lupron Depot, Zoladex, Casodex and other pharmaceuticals used by physicians for the treatment of hormonally responsive advanced prostate cancer in the United States and Europe. Many established products are available in long-acting formulations, including six and twelve-month implants, and one newly introduced treatment for prostate cancer is available as a nasal spray.

        We are also aware of several other GnRH antagonists in phase 2 clinical trials for the treatment of prostate cancer, at least one of which may have a more favorable safety profile than Plenaxis. Several other companies are also conducting clinical trials of orally-active, small molecule GnRH antagonist compounds. In addition, Plenaxis and each of our product candidates will face increasing competition from generic formulations of existing drugs whose active components are no longer covered by patents. Specifically, we are aware of various formulations of leuprorelin, the active ingredient of Lupron Depot, including Viadur, marketed by Bayer Corporation as a 12-month hormone therapy implant, and Eligard, marketed by Atrix Laboratories, Inc. in one-, three-, four- and six-month depot formulations for the treatment of advanced prostate cancer.

        We believe that the principal competitive factors affecting the market for Plenaxis are the safety and efficacy profile, physician and patient acceptance of the product, product features, including the dosing schedule, and pricing and reimbursement factors. We believe that Plenaxis should be adopted by practitioners and patients as an acceptable and competitive therapy for the subset of advanced symptomatic prostate cancer patients for which Plenaxis is indicated, although no assurance can be given in this regard.

Government Regulation

        The manufacture and marketing of pharmaceutical products and our ongoing research and development activities in the United States require the approval of numerous governmental authorities, including the FDA. We also must obtain similar approvals from comparable agencies in most foreign countries. The FDA has established mandatory procedures and safety standards which apply to preclinical testing and clinical trials, as well as to the manufacture, storage, distribution, marketing, sales, import and export of pharmaceutical products. State, local and other authorities also regulate pharmaceutical manufacturing and distribution facilities, among other things.

        The pharmaceutical research, development and approval process in the United States is typically intensive, uncertain, lengthy and rigorous and can take many years, depending on the product under consideration. As an initial step in the FDA regulatory approval process, an applicant typically conducts preclinical studies in animals to assess a drug's pharmacological profile and to identify potential safety issues. An applicant must conduct specified preclinical laboratory and animal studies in compliance with the FDA's good laboratory practice regulations. Failure to follow these requirements can invalidate the data, among other things. An applicant must submit the results of these studies to the FDA as part of an investigational new drug application, or IND, before initiating testing in humans. Proposed clinical testing can only begin if the FDA raises no objections to the IND. We can give no assurance that any submission of an IND to the FDA relating to our product candidates will result in the commencement of a clinical trial. The FDA may prevent studies from moving forward by imposing a clinical hold, and may suspend or terminate studies once initiated.

        Clinical testing must meet requirements for institutional review board, or IRB, oversight and study subject informed consent, as well as FDA prior review, oversight and good clinical practice requirements. Independent IRBs are responsible for overseeing studies at particular sites and protecting human research study subjects. An IRB may prevent a study from beginning or suspend or terminate a study once initiated. Typically, clinical testing involves a three-phase process. Phase 1 clinical trials generally involve a small number of subjects and are designed to provide information about both product safety and the expected dose of the drug. Phase 2 clinical trials generally provide additional information on dosing and safety in a limited patient population. Generally, phase 2 trials may also provide preliminary evidence of product efficacy. Phase 3 clinical trials are large-scale, well-controlled studies. The goal of phase 3 clinical trials generally is to provide statistically valid proof of efficacy, as well as safety, in the target patient population to support marketing authorization. In order to seek approval to commence commercial sales, the company performing the preclinical testing and clinical trials of a pharmaceutical product then submits the results to the FDA in the form of a new drug application, or NDA, along with proposed labeling for the product and information about the manufacturing processes and facilities that will be used to ensure product quality. Each NDA submission requires a substantial user fee payment for which the FDA has committed generally to review and make a decision concerning approval within 10 months, and of a new "priority" drug within 6 months. However final FDA action on the NDA can take substantially longer and also may involve review and recommendations by an independent FDA advisory committee. Preparing NDA applications involves considerable data collection, verification, analysis and expense. In responding to an NDA, the FDA may conduct a pre-approval inspection of the relevant manufacturing facility or facilities to assess conformance to the current good manufacturing practice requirements and may also inspect sites of clinical investigators involved in the clinical development program to ensure their conformance to good clinical practices.

        The FDA must grant approval of our products, which includes a review of the manufacturing processes and facilities used to produce these products, before we can market these products in the United States. The process of obtaining approvals from the FDA can be costly, time consuming and subject to unanticipated delays. The FDA may not approve an NDA, or may require revisions to the product labeling, require that additional studies be conducted prior to or as a condition of approval, or impose other limitations or conditions on product distribution, including, for example, adoption of a special risk management plan. If the FDA grants approval of a drug product, the approval will be limited to specific indications. Approval may also be withdrawn if new issues arise concerning a drug's safety or effectiveness.

        The FDA has considerable discretion in determining whether to grant marketing approval for a drug, and may delay or deny approval even in circumstances where the applicant's clinical trials have proceeded in compliance with FDA procedures and regulations and have met the established end-points of the trials. Challenges to FDA determinations are generally time-consuming and costly, and rarely if ever succeed. In November 2003, we received FDA approval to market Plenaxis for the palliative treatment of men with advanced symptomatic prostate cancer for whom other hormonal therapies are not appropriate, who have refused surgical castration and who are experiencing one or more of a specific set of symptoms. We can give no assurance that we will obtain marketing approval for any of our other product candidates.

        Now that we have received marketing approval for Plenaxis, we must comply with FDA requirements for manufacturing, labeling, advertising, record keeping and reporting of adverse experiences and other information. In addition, we must seek FDA approval for any significant changes to the product, the manufacturing of the product, or the labeling. Drug advertising and promotion are subject to federal and state regulations. In the United States, the FDA regulates all company and product promotion, including direct-to-consumer advertising. The manufacture of a product after approval is also subject to comprehensive and continuing regulation. These regulations require the manufacture of products in specific approved facilities and in accordance with current good manufacturing practices, and the listing of products and registration of manufacturing establishments with the FDA. These regulations also impose certain organizational, procedural and documentation requirements with respect to manufacturing and quality assurance activities. All manufacturing facilities are subject to comprehensive, periodic inspections by the FDA.

        In addition, Plenaxis has been approved under regulations concerning drugs with certain safety profiles, under which the FDA has established special restrictions to ensure safe use. Under these regulations, Plenaxis was approved with a comprehensive risk management program. This program includes educational outreach to patients and physicians regarding the risks and benefits of Plenaxis, restricted distribution of the product only to physicians enrolled in a prescribing registry, an expanded adverse events reporting program and auditing requirements to evaluate the effectiveness of the program. We are also required to conduct several phase 4 studies to evaluate the risk management program and the appropriate use of the drug in the indicated population. These regulations also give the FDA authority to pre-approve all promotional materials and permit an expedited market withdrawal procedure if issues arise regarding the safe use of Plenaxis.

        Our manufacturing, sales, promotion, and other activities following product approval are subject to regulation by numerous regulatory authorities in addition to the FDA, including potentially the Federal Trade Commission, the Department of Justice and individual U.S. Attorney offices within the Department of Justice, CMS, other divisions of the Department of Health and Human Services, and state and local governments. Any distribution of pharmaceutical samples to physicians must comply with applicable rules, including the Prescription Drug Marketing Act. Our sales, marketing and scientific/educational programs must comply with the anti-kickback provisions of the Social Security Act, the False Claims Act, and similar state laws. Our pricing and rebate programs must comply with pricing and reimbursement rules, including the Medicaid rebate requirements of the Omnibus Budget Reconciliation Act of 1990 and the Veteran's Health Care Act. If products are made available to authorized users of the Federal Supply Schedule of the General Services Administration, additional laws and requirements apply. All of our activities are potentially subject to federal and state consumer protection and unfair competition laws.

        Depending on the circumstances, failure to meet these applicable legal and regulatory requirements can result in criminal prosecution, fines or other penalties, injunctions, recall or seizure of products, total or partial suspension of production, denial or withdrawal of pre-marketing product approvals, private "qui tam" actions brought by individual whistleblowers in the name of the government, or refusal to allow us to enter into supply contracts, including government contracts. In addition, even if we comply with FDA and other requirements, new information regarding the safety or effectiveness of a product could lead FDA to modify or withdraw a product approval.

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

        We are seeking European regulatory approval for the use of Plenaxis for hormonally responsive prostate cancer under the decentralized procedure and filed our first MAA in Germany in June 2003. That review is currently pending. We are relying primarily on third party contractors to assist us with our European regulatory filings for Plenaxis, as well as assistance from our corporate collaborator, Schering AG. However, although we have sought qualified experience and assistance in dealing with the foreign regulatory processes and interacting with foreign regulatory authorities, we cannot assure investors that we will be successful in filing for and obtaining the necessary governmental approvals for Plenaxis or any of our other product candidates in Europe or any other foreign country.

Price Controls

        In many of the markets where we operate or intend to operate, the prices of pharmaceutical products are subject to direct price controls (by law) and to drug reimbursement programs with varying price control mechanisms.

        In the United States, debate over the reform of the health care system has resulted in an increased focus on pricing. Although there are currently no direct government price controls over private sector purchases in the United States, federal legislation requires pharmaceutical manufacturers to pay prescribed rebates on certain drugs to enable them to be eligible for reimbursement under certain public health care programs. Various states have adopted mechanisms under Medicaid and otherwise that seek to control drug prices, including by disfavoring certain higher priced drugs and by seeking supplemental rebates from manufacturers. In the absence of new government regulation, managed care has become a potent force in the marketplace that increases downward pressure on the prices of pharmaceutical products. Federal legislation, enacted in December 2003, has altered the way in which physician-administered drugs covered by Medicare are reimbursed, generally leading to lower reimbursement levels. Due to the average patient age at the time of diagnosis and treatment, a substantial majority of Plenaxis patients are likely to be Medicare beneficiaries. Medicare reimbursement for Plenaxis, as well as for other hormonal therapies for prostate cancer, was reduced as a consequence of the new federal legislation as of January 1, 2005 (which entailed a new reimbursement methodology based on a product's "average sales price" or "ASP" rather than the

"average wholesale price" methodology previously utilized). Effective January 1, 2005, Plenaxis will be reimbursed at 106% of its ASP. Because physicians will receive a lower rate of reimbursement for Plenaxis, it is possible that some physicians may alter practice patterns and/or refer Medicare patients to hospital outpatient settings rather than continue to treat patients in-office and it is unclear at this time how such a shift in the marketplace dynamic might affect sales of Plenaxis.

        This new legislation has also added an outpatient prescription drug benefit to Medicare, effective January 2006. In the interim, Congress has established a discount drug card program for Medicare beneficiaries. Both benefits will be provided primarily through private entities, which will attempt to negotiate price concessions from pharmaceutical manufacturers. While these negotiations may increase pricing pressures, it is also possible that the new Medicare prescription drug benefit may increase the volume of pharmaceutical drug purchases, offsetting, at least in part, potential price discounts. The new law specifically prohibits the United States government from interfering in price negotiations between manufacturers and Medicare drug plan sponsors, but CMS has indicated that it will review the discounts obtained by drug plan sponsors, and will influence pricing in other ways such as through the establishment of formulary design parameters. In addition, some members of Congress are still pursuing legislation that would permit the United States government to use its enormous purchasing power to demand discounts from pharmaceutical companies thereby creating de facto price controls on prescription drugs.

        This focus on pricing has led to other adverse government action, and may lead to other action in the future. For example, in December 2003 federal legislation was enacted to change United States import laws and expand the ability to import lower priced versions of our and competing products from Canada, where there are government price controls. These changes to the import laws will not take effect unless and until the Secretary of Health and Human Services certifies that the changes will lead to substantial savings for consumers and will not create a public health safety issue. The prior Secretary of Health and Human Services determined that there was not a basis to make such a certification. However, it is possible that the current Secretary or a subsequent Secretary could make the certification in the future. In addition, legislative proposals have been made to implement the changes to the import laws without any certification, and to broaden permissible imports in other ways. Even if the changes to the import laws do not take effect, and other changes are not enacted, imports from Canada and elsewhere may increase due to market and political forces, and the limited enforcement resources of the FDA, the Customs Service, and other government agencies. For example, numerous states and localities have initiated or proposed programs to facilitate Canadian and other imports, notwithstanding questions raised by FDA about the legality of such actions. We expect that pressures on pricing and operating results will continue.

        In the European Union, governments influence the price of pharmaceutical products through their pricing and reimbursement rules and control of national health care systems that fund a large part of the cost of such products to consumers. The approach taken varies from member state to member state. Some jurisdictions operate positive and/or negative list systems under which products may only be marketed once a reimbursement price has been agreed. Other member states allow companies to fix their own prices for medicines, but monitor and control company profits. The downward pressure on health care costs in general, particularly prescription drugs, has become intense. As a result, increasingly high barriers are being erected to the entry of new products, as exemplified by the National Institute for Clinical Excellence in the United Kingdom which evaluates the data supporting new medicines and provides reimbursement recommendations to the government. In addition, in some countries cross-border imports from low-priced markets (parallel imports) exert a commercial pressure on pricing within a country.

        In Japan, the National Health Ministry biannually reviews the pharmaceutical prices of individual products. In the past, these reviews have resulted in price reductions.

Product Liability Insurance

        We maintain product liability insurance for the manufacture and commercial sale of Plenaxis, as well as for clinical trials, in the amount of $20.0 million per occurrence and $20.0 million in the aggregate. Although we maintain product liability insurance, we cannot be sure that this coverage is adequate or that it will continue to be available to us on acceptable terms. Insurance coverage is becoming increasingly expensive, and we may be unable to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses due to liability. We may incur significant liability and our business would be harmed if product liability lawsuits are initiated against us and are successful. Furthermore, product liability claims, regardless of their merits or outcome, could be costly and divert management's attention from other business concerns, or adversely affect our reputation and the demand for Plenaxis.

Human Resources

        As of February 28, 2005, we had 172 full-time employees, all of whom were located in the United States. We also utilize consultants and independent contractors on a regular basis to assist in the development and potential commercialization of our products. None of our employees are party to a collective bargaining agreement and we have never experienced a work stoppage. We consider our employee relations to be good. We believe that our future success is dependent in part on our ability to attract and retain skilled scientific, sales and marketing, and other professional and senior management personnel. Competition in our industry is intense and we cannot assure you that we will be able to attract, integrate and retain these personnel.

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

ITEM 2.    PROPERTIES.

        Our corporate headquarters and principal research facility is located in Waltham, Massachusetts, where we own, through our wholly owned real estate subsidiary, land and a building of approximately 175,000 square feet. We have entered into a 15-year lease for this facility with our subsidiary. We currently occupy approximately 100,000 square feet of this facility and would sublease a portion of the remaining space for up to the next three to five years upon acceptable financial terms. However, given the current market conditions for commercial real estate in the Boston area, it is unlikely that we will sublease our excess space on financially acceptable terms in the foreseeable future. In connection with the acquisition of our corporate headquarters and principal research facility, our subsidiary granted a security interest in the facility, together with all fixtures, equipment, improvements and related items, as more fully discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources" appearing elsewhere in this report.

        We believe that our facility will be adequate for our operations under our current long-term operating plan and that we would be able to obtain additional space as needed on commercially reasonable terms.

ITEM 3.    LEGAL PROCEEDINGS.

        In December 2004 and January 2005, the Company, Chairman and (now former) Chief Executive Officer Malcolm Gefter, President and (now former) Chief Operating Officer Kevin F. McLaughlin, Chief Financial Officer and Treasurer Edward C. English, and former President and Chief Operating Officer William K. Heiden, were named as defendants in three purported class action securities lawsuits filed in the United States District Court for the District of Massachusetts. Those purported class actions are captioned Katz v. Praecis Pharmaceuticals Inc., Malcolm Gefter, Kevin McLaughlin, Edward English and William K. Heiden, Civil Action No. 04-12581-GAO (filed December 9, 2004), Schwartz v. Praecis Pharmaceuticals Inc., Malcolm Gefter, Kevin McLaughlin, Edward English and William K. Heiden, Civil Action No. 04-12704-REK (filed December 27, 2004) and Bassin v. Praecis Pharmaceuticals Inc., Malcolm L. Gefter, Ph.D., Kevin F. McLaughlin, Edward C. English and William K. Heiden, Civil Action No. 05-10134-GAO (filed January 21, 2005). The complaints generally allege securities fraud during the period from November 25, 2003 through December 6, 2004. Each of the complaints purports to assert claims under Sections 10(b) and 20(a) of the Securities and Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, and alleges that the Company and the individually named defendants made materially false and misleading public statements concerning the Company's business and financial results, particularly relating to statements regarding the commercialization of Plenaxis.

        On February 7, 2005, a motion was filed to consolidate the Katz, Schwartz and Bassin actions and to appoint lead plaintiffs and lead counsel. On February 18, 2005, the Company and the individual defendants filed a brief response to that motion, reserving their rights to challenge the adequacy and typicality, among other things, of the proposed lead plaintiffs in connection with class certification proceedings, if any. The Court has not yet entered any Orders regarding the consolidation of the pending cases or the appointment of lead plaintiffs and approval of such plaintiffs' selection of lead counsel. At this time, plaintiffs have not specified the amount of damages they are seeking in the actions.

        Management believes that the allegations against the Company are without merit, and the Company intends to vigorously defend against the plaintiffs' claims. As this litigation is in an initial stage, management is unable to predict its outcome or its ultimate effect, if any, on the Company's financial condition. However, we expect that the costs and expenses related to this litigation may be significant. Our current director and officer liability insurance policies (which, subject to the terms and conditions thereof, also provide "entity coverage" for the Company for this litigation) provide that the Company is responsible for the first $2.5 million of such costs and expenses. Also, a judgment in or settlement of these actions could exceed our insurance coverage. If we are not successful in defending these actions, our business and financial condition could be adversely affected. In addition, whether or not we are successful, the defense of these actions may divert the attention of our management and other resources that would otherwise be engaged in running our business.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        No matters were submitted to a vote of security holders of the Company during the last quarter of the fiscal year ended December 31, 2004.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

        Our common stock is traded on The Nasdaq National Market under the symbol "PRCS." The following table shows the range of high and low per share sale prices of our common stock as reported on The Nasdaq National Market for the periods indicated.

	Common Stock Price
	High	Low
Year Ended December 31, 2004:
First Quarter	$7.58	$5.12
Second Quarter	6.56	3.36
Third Quarter	3.99	1.96
Fourth Quarter	2.46	1.60
Year Ended December 31, 2003:
First Quarter	$4.49	$2.90
Second Quarter	5.80	3.83
Third Quarter	7.25	4.51
Fourth Quarter	7.98	6.25

        As of February 28, 2005, there were approximately 132 holders of record of our common stock registered with our transfer agent, American Stock Transfer & Trust Company. Because many of these shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by the record holders.

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

        The information under the heading "Equity Compensation Plan Information" in the Company's definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders expected to be held on May 12, 2005 is incorporated into Item 12 of this report by reference.

ITEM 6.    SELECTED FINANCIAL DATA.

        You should read the following selected financial data in conjunction with our consolidated financial statements and the related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this report. We have derived our statement of operations data for each of the three years in the period ended December 31, 2004, and our balance sheet data at December 31, 2003 and 2004, from our audited consolidated financial statements, which we include elsewhere in this report. We have derived the statement of operations data for the years ended December 31, 2000 and 2001 and the balance sheet data at December 31, 2000, 2001 and 2002 from our audited consolidated financial statements, which we do not include in this report.

	Year Ended December 31,
	2000	2001	2002	2003	2004
	(in thousands, except per share data)
Statement of Operations Data:
Revenues:
Product sales	$—	$—	$—	$—	$2,817
Licensing and other revenues	61,189	9,907	1,029	—	171

Total revenues	61,189	9,907	1,029	—	2,988
Costs and expenses:
Cost of goods sold	—	—	—	—	1,703
Research and development	85,915	59,416	56,383	41,847	31,455
Sales and marketing	6,444	8,737	1,837	5,596	18,880
General and administrative	5,285	6,961	9,676	9,704	8,653

Total costs and expenses	97,644	75,114	67,896	57,147	60,691

Operating loss	(36,455)	(65,207)	(66,867)	(57,147)	(57,703)
Gain on assignment of leasehold improvements	—	1,499	—	—	—
Gain on termination of collaboration agreement	—	—	16,020	—	—
Interest income, net	7,819	9,105	4,772	1,349	105

Loss before provision for income taxes	(28,636)	(54,603)	(46,075)	(55,798)	(57,598)
Provision for income taxes	100	—	—	—	—

Net loss	$(28,736)	$(54,603)	$(46,075)	$(55,798)	$(57,598)

Basic and diluted net loss per common share	$(0.95)	$(1.10)	$(0.89)	$(1.08)	$(1.10)

Weighted average number of basic and diluted common shares	30,259	49,777	51,678	51,869	52,309
	December 31,
	2000	2001	2002	2003	2004
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents and marketable securities	$132,207	$266,216	$195,035	$143,192	$83,349
Working capital	115,733	229,028	185,523	132,981	76,407
Total assets	195,571	342,125	268,250	212,478	154,307
Long-term debt (including current portion)	24,000	33,000	33,000	32,627	31,969
Total stockholders' equity	146,531	270,696	224,890	169,661	112,173

ITEM 7.    MANAGEMENT'S DISCUSSON AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Overview

        We are a biopharmaceutical company focused on the discovery, development and commercialization of innovative therapies that either address unmet medical needs or offer improvements over existing therapies. Key elements of our strategy to achieve our business objective are:

  •
  Increase sales of Plenaxis utilizing our own sales force in the United States;

  •
  Gain approval of and successfully commercialize Plenaxis in the European Union and other major markets in collaboration with Schering AG in Europe and its other licensed territories, and with one or more partners outside Schering AG's licensed territories;

  •
  Partner our Apan and PPI-2458 clinical programs; and

  •
  Enter into research collaborations and other partnerships relating to our Direct Select technology platform while retaining rights to use the technology for future internal development.

        We launched our first product, Plenaxis (abarelix for injectable suspension), in the United States in early 2004 using our own dedicated marketing and sales team. Sales of Plenaxis during 2004 were significantly lower than expected. We continue to believe that Plenaxis is an important therapy for patients in the indicated population who have limited treatment options available. We began our clinical program to develop Plenaxis for the treatment of prostate cancer during 1996. In November 2003, the FDA approved Plenaxis for the palliative treatment of men with advanced symptomatic prostate cancer, in whom LHRH agonist therapy is not appropriate and who refuse surgical castration, and have one or more of the following: (1) risk of neurological compromise due to metastases, (2) ureteral or bladder outlet obstruction due to local encroachment or metastatic disease, or (3) severe bone pain from skeletal metastases persisting on narcotic analgesia. For safety reasons, Plenaxis was approved with marketing restrictions which include a risk management program—the Plenaxis User Safety (PLUS) Program. Only physicians enrolled in the PLUS Program may prescribe Plenaxis. Plenaxis is available to authorized physicians and pharmacies through a network of specialty distributors with whom we have contracted.

        In June 2003, we initiated the regulatory submission process in the European Union seeking approval to market Plenaxis for the hormonal management of prostate cancer where androgen suppression is appropriate. We submitted a marketing authorization application, or MAA, in Germany comprised of comprehensive safety and efficacy data utilized to obtain approval in the United States. This application is pending with the German regulatory authorities, and there may be regulatory action on the application in the second quarter of 2005 that will enable us and our partner, Schering AG, to determine whether, and for what patient population, Plenaxis will be approved and made commercially available in Germany. Assuming favorable action by the German regulatory authorities, we plan to seek, in collaboration with Schering AG, additional European Union member state approvals through the Mutual Recognition Procedure. However, we cannot assure investors whether or when such regulatory action on our MAA will occur, or that any such action will enable or result in the successful commercialization of Plenaxis in Germany or in any other country in the European Union.

        In April 2004, we signed an agreement with Schering AG of Berlin, Germany, for the commercialization of Plenaxis across Europe, Russia, the Middle East, South Africa, Australia and New Zealand. The Schering AG agreement provides for a combination of upfront, regulatory approval and performance-based milestone payments, as well as a share of revenue through transfer price payments for drug product which will be supplied by us. The transfer price will vary based upon net sales of Plenaxis, as well as pricing and reimbursement levels, in the licensed territory. The milestone payments to us may total over time up to approximately $90.0 million, depending upon Euro/U.S. Dollar conversion rates, and the attainment of specified annual sales levels which the majority of the milestone payments are conditioned upon. The overall financial terms are intended, depending upon performance levels, to approximate an equal sharing of the net present value of the product. We received a $2.0 million signing payment from Schering AG during the second quarter of 2004, which we are recognizing into revenues over the remaining patent life of Plenaxis in Europe of approximately twelve years. We recognized approximately $0.1 million of revenues under this agreement during 2004.

        We also are continuing to evaluate potential licensing opportunities for the development and commercialization of Plenaxis in Japan and other ex-U.S. territories not covered by the Schering AG agreement. We expect to actively pursue such opportunities following approval in Germany. We cannot assure investors that we will be successful in obtaining regulatory approval abroad for the commercialization of Plenaxis for the treatment of any portion of the prostate cancer patient population or for any other indication, or that we will be able to enter into additional collaboration agreements on favorable terms, or at all.

        Our research and development pipeline includes clinical programs in Alzheimer's disease, non-Hodgkin's lymphoma and androgen-independent prostate cancer, as well as early stage discovery projects. During 2004, we made significant progress on the development of our Direct Select technology platform. Direct Select offers significant enhancements over our proprietary drug discovery technology called Ligand Evolution to Active Pharmaceuticals, or LEAP. Direct Select should allow us to generate vast pharmaceutical libraries and more rapidly and directly identify lead compounds with high affinity and specificity, and will serve as the foundation for future drug development projects.

        We began our clinical program for Apan, our investigational compound for Alzheimer's disease, in 2000. We have completed a normal volunteer, phase 1a dose escalation study of Apan and have identified a maximum tolerated dose, or MTD, in healthy volunteers. We are currently enrolling patients in a phase 1/2a, multiple dose study of Apan. An ongoing phase 1b study initiated during the second quarter of 2003, which is designed to determine the MTD of Apan in Alzheimer's patients, continues to take longer than originally anticipated due to the enrollment of cohorts at dose levels that are beyond the predicted MTD, which was based upon the phase 1a study, as well as slower than expected patient accrual. In light of the significant anticipated development costs estimated for phase 2 and phase 3 studies, we will seek to partner the Apan clinical program with respect to further development activities beyond the current studies.

        During the fourth quarter of 2003, we initiated our first clinical trial for PPI-2458 evaluating an oral formulation in non-Hodgkin's lymphoma patients who were no longer benefiting from other therapies. In March 2004, the FDA placed this trial on clinical hold until questions relating to a neuropathological finding observed in a three-month animal toxicology study were satisfactorily resolved. The results of this animal study were not available at the time that the clinical trial was initiated. In June 2004, we received clearance from the FDA, following its review of additional non-clinical data and our revised clinical plan, to resume clinical trials. In late 2004, we opened a new phase 1 clinical trial of PPI-2458 in non-Hodgkin's lymphoma patients and expect patient accrual to begin during the first half of 2005. We are also evaluating the feasibility of expanding our clinical program to include patients with solid tumors. In addition, we intend to continue evaluating the potential utility of PPI-2458 for treating certain inflammatory and autoimmune disorders, including rheumatoid arthritis. In light of the anticipated development costs associated with the PPI-2458 clinical program, we anticipate seeking a partner for this program as clinical development advances.

        We have also conducted clinical studies of Plenaxis for the treatment of endometriosis. We began this clinical program in 1998 and in March 2002 we completed a phase 2 study. Based upon the results of this study, during 2002 and 2003 we conducted an additional pharmacokinetic study to attempt to determine the appropriate dose and dosing schedule. We do not currently have any additional endometriosis studies planned and do not expect to conduct further studies without a corporate partner. Any additional clinical trials of Plenaxis for the treatment of endometriosis would also require concurrence by the FDA.

        Most of our expenditures to date have been for drug development, commercialization activities and for general and administrative expenses.

        Due primarily to the costs associated with the commercialization of Plenaxis in the United States and its continued development, as well as other research and development and general and administrative expenses, we had a net operating loss during 2004. Our accumulated deficit as of December 31, 2004 was approximately $243.9 million. We expect to continue to have net operating losses through at least 2006.

        We do not expect to generate operating income unless sales of Plenaxis increase significantly. In addition, in order to generate operating income, we must successfully carry out the following key elements of our operating plan: gain approval of Plenaxis in the European Union; reduce, through collaboration arrangements or otherwise, our net expenses related to our Apan and PPI-2458 clinical programs; and receive significant revenues through research collaborations involving our Direct Select technology platform. At this time we are not providing estimates of future Plenaxis sales and, as previously announced, we do not anticipate providing guidance on future results until a consistent trend for Plenaxis sales emerges. Moreover, we cannot assure investors that we will be able to gain approval of Plenaxis outside of the United States, or enter into appropriate collaborative arrangements relating to our clinical programs and technology platform in a timely manner and on favorable terms, if at all. If we are unable to successfully carry out the key elements of our operating plan as described above, we would have to seek additional sources of funding or significantly modify this plan. If we are required to raise money in the future and we experience difficulties doing so, our business will be materially adversely affected.

        At December 31, 2004, we had 168 full-time employees compared to 146 full-time employees at December 31, 2003. This increase in headcount is due primarily to the hiring of our sales force following FDA approval in November 2003 to market Plenaxis in the United States.

Critical Accounting Policies

        While our significant accounting policies are more fully described in Note 2 to our consolidated financial statements appearing elsewhere in this report, we believe the following accounting policies to be critical:

        Use of Estimates.    We prepare our financial statements in accordance with U.S. generally accepted accounting principles. These principles require that we make estimates and use assumptions that affect the reporting of our assets and our liabilities as well as the disclosures that we make regarding assets and liabilities and revenues and expenses that are contingent upon uncertain factors as of the reporting date. Actual payments, and thus our actual results, could differ from our estimates.

        Revenue Recognition.    We follow the provisions of the Securities and Exchange Commission's Staff Accounting Bulletin No. 104, Revenue Recognition. We recognize revenues from product sales in the period when the product is delivered, provided there is pervasive evidence that an arrangement exists, the price is fixed or determinable and collection of the related receivable is probable. Revenues are recorded net of applicable allowances as provision is made for estimated sales returns, rebates, distributor fees and other applicable discounts and allowances. Shipping and other distribution costs are charged to cost of product sales.

        We prepare our provisions for sales returns and allowances, rebates and discounts based primarily on estimates. Contractual allowances and rebates result primarily from sales under contracts with healthcare providers, Medicaid programs and other government agencies. Our policy for sales returns allows authorized distributors to return the product three months prior to, and six months after, product expiration. Product shipped during 2004 had an initial approved shelf-life of 24 months with expiration dates of February 2005 and June 2006. At the end of 2004, the FDA approved an extension of the shelf life to 36 months which will be applied to all future commercial lots. The reserve for sales returns is determined by reviewing the history of returns for products with similar characteristics to Plenaxis. We also utilize daily reports itemizing sales to physicians and hospital pharmacies, obtained directly from our authorized distributors, in order to analyze specific account ordering trends. This data is reviewed to monitor product movement through the supply chain to identify remaining inventory that may result in chargebacks or sales returns. We estimate that there was approximately $0.3 million of product at distributors at December 31, 2004. The reserves are reviewed at each reporting period and adjusted to reflect data available at that time. We accrued approximately $0.3 million in sales return reserves and $0.2 million in other revenue reserves as of December 31, 2004. To the extent our estimates of contractual allowances, rebates and sales returns are different from actuals, we adjust the reserve which impacts the amount of product sales revenue recognized in the period of the adjustment. We had not received any significant returns through December 31, 2004.

        We currently provide substantially all of our distributors with payment terms of up to 120 days on purchases of Plenaxis. Through December 31, 2004, payments have generally been made in a timely manner.

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

        Inventory.    We value inventory at cost or, if lower, market value. We determine cost using the first-in, first-out method. We analyze our inventory levels quarterly and write down inventory that has become obsolete, inventory that has a cost basis in excess of its expected net realizable value and inventory in excess of expected requirements, to cost of goods sold. Expired inventory is disposed of and the related costs are written off. If actual market conditions are less favorable than that estimated by us, additional write-downs of existing inventory may be required in future periods. We classify any inventory that we estimate to be sold in the next twelve months as current with the remaining amount classified as long-term inventory.

        Impairment or Disposal of Long-Lived Assets.    Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, or SFAS No. 144, requires that if the sum of the undiscounted future cash flows expected to result from a company's asset, net of interest charges, is less than the reported value of the asset, an asset impairment may be recognized in the financial statements if the reported value of the asset exceeds the fair value determined by either a quoted market price, if any, or a value determined by utilizing a discounted cash flow technique. We evaluate our property, plant and equipment for impairment whenever indicators of impairment exist. The amount of the impairment to be recognized is calculated by subtracting the fair value of the asset from the reported value of the asset.

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

        We reviewed our building for impairment as of December 31, 2004. We have determined that the undiscounted sum of the expected future cash flows from the building exceeded its recorded value. As a result, no impairment allowance was required in accordance with SFAS No. 144.

        Management has discussed the development, selection and disclosure of these critical accounting policies with the audit committee of our board of directors.

Results of Operations

  Years Ended December 31, 2004 and 2003

        Revenues for the year ended December 31, 2004 were approximately $3.0 million, compared to zero for the corresponding period in 2003. Of this amount, approximately $2.8 million was related to sales of Plenaxis, with the majority of the remaining amount being comprised of revenue amortization with respect to a $2.0 million signing payment from Schering AG received during the second quarter of 2004. We recognized revenues of approximately $0.1 million under this agreement during 2004. In January 2004, we began shipping Plenaxis to our authorized distributors. Since the initial launch of Plenaxis, we have faced many challenges that have had an adverse impact on the uptake of the product in the market and as a result, sales of Plenaxis during 2004 were significantly lower than expected. These challenges have included the need to establish more effective messaging to educate physicians about the product's indication and to differentiate the appropriate patient population, overcome physician uncertainty and concerns over reimbursement, reposition our marketing campaign, strengthen and focus our sales force, and hire representatives for open territories. Our actual revenues from sales of Plenaxis in the United States will substantially depend upon our ability to successfully overcome these challenges. We expect our other sources of revenues during 2005 to be from potential payments under our agreement with Schering AG, and potential payments under other future corporate collaborations relating to Plenaxis, our clinical programs and our technology platform, if consummated. The amount and timing of these other potential sources of revenues will depend on the timing and scope of regulatory approvals in the European Union, as well as the success of our clinical programs and technology platform and our ability to partner these programs.

        Cost of goods sold for the year ended December 31, 2004 was approximately $1.7 million, compared to no cost of goods sold for the corresponding period in 2003. In January 2004, we began selling Plenaxis and accordingly, began recognizing costs related to those sales. The majority of our cost of goods sold during 2004 was related to a $1.0 million milestone payment which became due and payable upon the first commercial sale of Plenaxis under our license agreement with Indiana University Advanced Research and Technology Institute, Inc. Much of the raw material used to produce Plenaxis (including the active pharmaceutical ingredient) was purchased prior to the FDA granting approval for the commercial sale of Plenaxis in the United States. Accordingly, these purchases were treated as research and development costs and expensed as incurred. Excluding the effect of the $1.0 million milestone payment to Indiana University Advanced Research and Technology Institute during the first quarter of 2004, we anticipate that cost of goods sold will increase as sales volume increases, but may decline as a percentage of revenue as fixed costs would be spread over a larger volume of sales. Cost of goods sold will increase as a percentage of revenue as previously expensed materials are exhausted. We cannot predict when such previously expensed materials will be exhausted, as this will be dependent upon the commercial success of Plenaxis in both the United States and abroad.

        We currently have several ongoing research and development programs. Using industry estimates, typical drug development programs may last for ten or more years and may cost hundreds of millions of dollars to complete. As our programs progress, we assess the possibility of entering into corporate collaborations to offset a portion or all of our research and development costs. The ultimate success of our research and development programs and the impact of these programs on our operations and financial results cannot be accurately predicted and will depend, in large part, upon the outcome and timing of many variables outside of our control.

        Members of our research and development team typically work on a number of projects concurrently. In addition, a substantial amount of our fixed costs such as facility depreciation, utilities and maintenance are shared by our various programs. Accordingly, we have not and do not plan to specifically identify all costs related to each of our research and development programs. We estimate that during 2004 and 2003, the majority of our research and development expenses were related to manufacturing costs, clinical trial costs, salaries, benefits and lab supplies related to our prostate cancer, Alzheimer's disease and non-Hodgkin's lymphoma programs. The remaining research and development costs consisted primarily of salaries, benefits and lab supplies for our other research programs.

        Research and development expenses for the year ended December 31, 2004 decreased 25% to approximately $31.5 million, from approximately $41.8 million in 2003. The decrease reflects reduced spending in our clinical development programs and management of internal resources during 2004. As a result of FDA approval of Plenaxis in November 2003, spending on prostate cancer clinical development was reduced during 2004 by approximately $6.2 million, specifically manufacturing related costs which were previously expensed to research and development but, beginning in January 2004, are being capitalized to inventory. Spending on our Apan program during the year ended December 31, 2004 decreased compared to the prior year due to lower preclinical expenses of approximately $1.9 million and lower manufacturing related activities of approximately $0.4 million. Spending related to our PPI-2458 program during the year ended December 31, 2004 was higher than in the prior year. This was due to an increase in preclinical spending of approximately $0.7 million resulting from several ongoing studies necessary to resume clinical trials of PPI-2458 and higher clinical spending of approximately $0.4 million in preparation for our phase 1 trial, offset by a reduction in manufacturing activities of approximately $0.5 million. The remaining decrease was due to lower research and development personnel-related expenses of approximately $2.4 million during the year ended December 31, 2004 compared to the prior year. Although we are unable to predict the precise level of spending on individual clinical programs due to the uncertain nature of clinical development, we expect our research and development expenses in 2005 and thereafter to remain generally consistent with 2004 levels, as we provide support for certain investigator-sponsored and FDA-mandated clinical studies of Plenaxis, and continue our clinical trials of PPI-2458 and Apan.

        Sales and marketing expenses for the year ended December 31, 2004 increased by approximately $13.3 million to approximately $18.9 million, from approximately $5.6 million in 2003. The increase resulted primarily from increased sales expenses of approximately $10.2 million related to the commercial launch of Plenaxis in the United States, principally the hiring of our sales force, as well as the establishment of the commercial infrastructure to support the sales force. We also experienced increased marketing expenses of approximately $3.1 million related to market research, various physician and national meetings, advertising, pricing and reimbursement consulting, and other marketing activities. We promote Plenaxis in the United States through our own marketing and sales team. We expect our sales and marketing expenses in 2005 and thereafter will remain generally consistent with 2004 levels.

        General and administrative expenses for the year ended December 31, 2004 decreased 11% to approximately $8.7 million, from approximately $9.7 million in 2003. The decrease resulted primarily from lower expenses related to business development activities and professional services. We expect that general and administrative expenses will increase slightly during 2005 and thereafter. As described in detail in this report under Item 3. "Legal Proceedings," in December 2004 and January 2005, the Company and certain of its current and former executive officers were named as defendants in three purported class action securities lawsuits filed in the United States District Court for the District of Massachusetts. Management believes that the allegations against the Company are without merit, and the Company intends to vigorously defend against the plaintiffs' claims. As this litigation is in an initial stage, management is unable to predict its outcome or its ultimate effect, if any, on our financial condition. However, we expect that the costs and expenses related to this litigation may be significant. Our current director and officer liability insurance policies (which, subject to the terms and conditions thereof, also provide "entity coverage" for the Company for this litigation) provide that the Company is responsible for the first $2.5 million of such costs and expenses. If we are not successful in defending these actions, our business and financial condition could be adversely affected.

        Net interest income for the year ended December 31, 2004 decreased to approximately $0.1 million, from approximately $1.3 million in 2003. The decrease in net interest income was due primarily to the refinancing of the mortgage on our facility from a lower variable rate to a higher fixed rate and lower average cash balances.

        The provision for income taxes for the years ended December 31, 2004 and 2003 was zero. We anticipate that we will continue to be in a net operating loss carryforward position for the next several years. Therefore, as in 2003, no benefit from our operating losses has been recognized. We account for income taxes under Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. Realization of deferred tax assets is dependent on future earnings, if any, the timing and amount of which are uncertain. Accordingly, valuation allowances, in amounts equal to the net deferred tax assets have been established in each period to reflect these uncertainties.

        At December 31, 2004, we had federal net operating loss carryforwards of approximately $226.0 million and research tax credits of approximately $7.3 million, that will expire in varying amounts through 2024, if not utilized. Utilization of net operating loss and tax credit carryforwards will be subject to substantial annual limitations under the Internal Revenue Code of 1986, as amended. The annual limitations may result in the expiration of the net operating loss and tax credit carryforwards before full utilization.

  Years Ended December 31, 2003 and 2002

        Revenues for the year ended December 31, 2003 were zero compared to approximately $1.0 million in 2002. During 2002 our revenues were comprised of a final reimbursement payment received in connection with the termination of our European Plenaxis collaboration agreement with Sanofi-Synthélabo S.A.

        Research and development expenses for the year ended December 31, 2003 decreased 26% to approximately $41.8 million, from approximately $56.4 million in 2002. The decrease in expenses reflects reduced spending in our clinical and preclinical programs. As a result of the resubmission of the Plenaxis NDA in February 2003, spending on the prostate cancer clinical development program was reduced significantly. Further, we incurred no direct expenses in connection with our endometriosis program during 2003 and do not expect any additional spending on this program. Slightly offsetting these decreases in clinical spending, during the second quarter of 2003, we initiated a phase 1b clinical trial for Apan which is currently ongoing. We also initiated a phase 1 clinical trial for PPI-2458 in patients with non-Hodgkin's lymphoma during the fourth quarter of 2003.

        Sales and marketing expenses for the year ended December 31, 2003 increased by approximately $3.8 million to approximately $5.6 million, from approximately $1.8 million in 2002. During 2003, we incurred increased sales and marketing expenses in preparation for the launch of Plenaxis in the United States. This was due to increased costs related to pre-commercialization efforts, in particular for market research, various physician and national meetings, pricing and reimbursement consulting, and sales force hiring and deployment activities.

        General and administrative expenses for the years ended December 31, 2003 and 2002 remained consistent at approximately $9.7 million.

        Net interest income for the year ended December 31, 2003 decreased 72% to approximately $1.3 million, from approximately $4.8 million in 2002. The decrease in net interest income was due primarily to lower average cash balances and reduced average interest rates.

        The provision for income taxes for the years ended December 31, 2003 and 2002 was zero. We anticipate that we will continue to be in a net operating loss carryforward position for the next several years. Therefore, no benefit from our operating losses or research tax credits in these years has been recognized.

Selected Quarterly Operating Results

        The following table sets forth our unaudited statement of operations data for each of the eight quarters ended December 31, 2004. This information has been derived from our unaudited financial statements. The unaudited financial statements have been prepared on the same basis as the audited financial statements appearing in this report and include all adjustments, consisting only of normal recurring adjustments, that we consider necessary for a fair presentation of such information when read in conjunction with our annual audited financial statements and notes thereto appearing elsewhere in this report. You should not draw any conclusions from the operating results for any quarter.

	Quarter Ended
	Mar. 31, 2003	June 30, 2003	Sept. 30, 2003	Dec. 31, 2003	Mar. 31, 2004	June 30, 2004	Sept. 30, 2004	Dec. 31, 2004
	(in thousands, except per share data)
Total revenues	$—	$—	$—	$—	$461	$673	$1,074	$780
Operating loss	(11,831)	(15,928)	(13,093)	(16,295)	(15,608)	(14,815)	(13,920)	(13,360)
Net loss	(11,415)	(15,550)	(12,785)	(16,048)	(15,380)	(14,842)	(13,954)	(13,422)
Basic and diluted net loss per common share	$(0.22)	$(0.30)	$(0.25)	$(0.31)	$(0.29)	$(0.28)	$(0.27)	$(0.26)

        We expect to experience significant fluctuations in our quarterly operating results in the future, and, therefore, we will continue to have difficulty providing an accurate forecast of our quarterly revenues and operating results. We believe that period-to-period comparisons of our operating results may not be meaningful, and you should not rely upon them as any indication of future performance. Operating results in one or more future quarters may be different from the expectations of securities analysts and investors. In the event that our operating results are lower than expectations, the trading price of our common stock would likely decline. As previously announced, we do not anticipate providing sales or earnings guidance until a consistent trend for Plenaxis sales emerges.

Liquidity and Capital Resources

        To date, our operations and capital requirements have been financed primarily with the proceeds of public and private sales of common stock and preferred stock, payments received under research and development partnerships and collaborative agreements, investment income and revenues from product sales. We have no committed sources of capital and do not know whether additional financing will be available when needed, or, if available, that the terms will be favorable to us.

        At December 31, 2004, we had cash, cash equivalents and marketable securities of approximately $83.3 million and working capital of approximately $76.4 million, compared to approximately $143.2 million and $133.0 million, respectively, at December 31, 2003.

        We expect to continue to have net operating losses through at least 2006. We do not expect to generate operating income unless sales of Plenaxis increase significantly. In addition, in order to generate operating income, we must successfully carry out the following key elements of our operating plan: gain approval of Plenaxis in the European Union; reduce, through collaboration arrangements or otherwise, our net expenses related to our Apan and PPI-2458 clinical programs; and receive significant revenues through research collaborations involving our Direct Select technology platform. At this time we are not providing estimates of future Plenaxis sales and, as previously announced, we do not anticipate providing guidance on future results until a consistent trend for Plenaxis sales emerges. Moreover, we cannot assure investors that we will be able gain approval of Plenaxis outside of the United States or enter into appropriate collaborative arrangements relating to our clinical programs and technology platform in a timely manner and on favorable terms, if at all. If we are unable to successfully carry out the key elements of our operating plan as described above, we believe that our existing cash and investments will be sufficient to meet our working capital and capital expenditure needs through approximately the second quarter of 2006. If we are able to successfully carry out the key elements of our operating plan, we may be able, without obtaining additional funding, to continue to meet our working capital and capital expenditure needs beyond that time, although we cannot provide any assurances as to if or for how long we would be able to do so. If we are unable to successfully carry out the key elements of our operating plan, we will have to seek additional sources of funding or significantly curtail our operations. We have no committed sources of capital and do not know whether additional financing will be available when needed, or, if available, that the terms will be favorable to us. If we are required to raise money in the future and we experience difficulties or are unable to do so, it could become necessary for us to cease operations or seek protection under state or federal insolvency or bankruptcy laws.

        For the year ended December 31, 2004, net cash of approximately $58.0 million was used in operating activities, compared to approximately $50.9 million used in operating activities during 2003. During the year ended December 31, 2004, our use of cash in operations was due principally to our net loss of approximately $57.6 million, stemming from our continued investment in research and development, as well as sales and marketing expenses related to the Plenaxis launch, and our purchases of inventory of approximately $4.2 million, partially offset by approximately $4.4 million of depreciation and amortization. During the year ended December 31, 2003, our use of cash in operations was due principally to our net loss of approximately $55.8 million, partially offset by approximately $4.6 million of depreciation and amortization. We expect our cash utilization to continue for 2005 and thereafter as we continue commercial activities for Plenaxis, continue with clinical trials for Apan and PPI-2458, and with our other research and development initiatives. We expect that cash used for inventory purchases and accounts receivable build will increase through the end of 2006 to support commercial sales of Plenaxis and purchase commitments under our manufacturing and supply agreements. The actual amount of overall expenditures will depend on numerous factors, including the timing of expenses and the timing and progress of our research, development and commercialization efforts.

        Net cash provided by investing activities of approximately $53.8 million in 2004 consisted of net sales of marketable securities of approximately $55.1 million and purchases of property and equipment of approximately $1.3 million. This compares to net cash used in investing activities of approximately $25.5 million during 2003. Net cash used in investing activities during 2003 consisted of net purchases of marketable securities of approximately $26.6 million and purchases of property and equipment of approximately $1.0 million.

        Our financing activities for the year ended December 31, 2004 consisted of approximately $0.3 million of proceeds received from the exercise of common stock options and approximately $0.7 million in principal repayments under our acquisition and construction loan agreement described below. Our financing activities for the year ended December 31, 2003 consisted of approximately $0.6 million of proceeds received from the exercise of common stock options and approximately $0.4 million in principal repayments under our acquisition and construction loan agreement.

        In July 2000, in connection with the purchase, through our wholly owned real estate subsidiary, of our corporate headquarters and research facility in Waltham, Massachusetts, the subsidiary entered into an acquisition and construction loan agreement providing for up to $33.0 million in financing for the acquisition of, and improvements to, the facility. As of December 31, 2004, approximately $32.0 million was outstanding under the loan agreement, as amended as described below. The loan is secured by the facility, together with all fixtures, equipment, improvements and other related items, and by all rents, income or profits received by our real estate subsidiary, and is unconditionally guaranteed by us.

        In June 2004, the acquisition and construction loan agreement was amended to extend the maturity date of the loan and modify certain other terms of the original agreement. Under the amended loan agreement, on July 30, 2009 the principal amount then outstanding is due and payable in full, subject to two one-year extension options which are exercisable at our election provided we are in compliance with certain financial covenants. The outstanding principal bears interest at a fixed rate of 5.95% through April 2009 and at a floating rate for the remainder of the term. Principal and interest are payable through a fixed monthly payment of approximately $207,000, with the principal portion being calculated using a 25-year amortization schedule. The amended loan agreement also provides for certain additional financial operating covenants, one of which was effective immediately and the remainder of which will become effective as of December 31, 2006. The covenant which was immediately effective is tested on a quarterly basis and requires that we maintain $25.0 million in unrestricted cash, cash equivalents and marketable securities. In the event that we are unable to successfully carry out the key elements of our operating plan, we cannot assure investors that we will not default on our financial covenants under the loan agreement.

        In addition to our debt, we have significant contractual obligations under various agreements. As of December 31, 2004, our debt and estimated significant contractual obligations were as follows:

		Payments Due By Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	After 5 Years
	(in thousands)
Debt obligations (1)	$31,969	$596	$2,015	$29,358	$—
Unconditional purchase obligations (2)	14,650	5,450	6,400	2,800	—
Estimate of clinical trial commitments (3)	8,845	4,188	4,657	—	—

Total	$55,464	$10,234	$13,072	$32,158	$—

(1)
The above amounts represent principal payments only while principal and interest are payable through a fixed monthly payment of approximately $207,000.

(2)
These amounts represent minimum commitments due under our third-party manufacturing and supply agreements which are described more fully elsewhere in this report under the heading "Business-Manufacturing."

(3)
These amounts represent commitments to various contract vendors for administering and carrying out our clinical trials. The timing and amount of payments is uncertain as payments are dependent upon actual services performed by the organizations as determined by patient enrollment levels and related activities. However, we expect to pay for these commitments through 2008 as ongoing clinical trials are completed.

        At December 31, 2004, we had provided a valuation allowance of $110.7 million for our deferred tax assets. The valuation allowance represents the value of the deferred tax assets. Due to anticipated operating losses in the future, we believe that it is more likely than not that we will not realize the net deferred tax assets in the future and we have provided an appropriate valuation allowance.

Recent Accounting Pronouncements

        In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123R, Share-Based Payment—An Amendment of FASB Statements No. 123 and 95, or SFAS No. 123R, which requires all companies to measure compensation cost for all share-based payments, including employee stock options, at fair value, effective for public companies for interim or annual periods beginning after June 15, 2005. Generally, the approach in SFAS No. 123R is similar to the approach described in Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation. However, SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The adoption of SFAS No. 123R will have a significant impact on our results of operations, although it will have no impact on our overall financial position. We are evaluating SFAS No. 123R and have not yet determined the amount of stock option expense which will be incurred in future periods.

        In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 151, Inventory Costs, or SFAS No. 151. SFAS No. 151 requires abnormal amounts of inventory costs related to idle facility, freight handling and wasted material expenses to be recognized as current period charges. Additionally, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The standard is effective for fiscal years beginning after June 15, 2005. We do not believe that the adoption of SFAS No. 151 will have a material impact on our consolidated financial statements.

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

We have a history of losses and anticipate significant operating expenses at least through 2006, and we may not be profitable in the future.

        We cannot assure you that we will be profitable in the future or, if we attain profitability, that it will be sustainable. In November 2003, we received FDA approval to market Plenaxis for the palliative treatment of men with advanced symptomatic prostate cancer for whom other hormonal therapies are not appropriate, who have refused surgical castration and who are experiencing one or more of a specific set of symptoms. All of our other product candidates are in the research or development stage. Sales of Plenaxis began in January 2004 and were significantly lower than expected. Prior to the launch of Plenaxis, we had never marketed or sold any products. Our marketing and selling efforts with regard to Plenaxis may not be commercially successful, and we may be unable to successfully develop or market any other products in the future. To date, we have derived substantially all of our revenues from payments under corporate collaboration and license agreements, and only recently generated revenues from product sales. We expect to continue to spend significant amounts to support commercial sales of Plenaxis in the United States, pursue regulatory approval for Plenaxis in the European Union, continue our clinical studies and enhance our core technologies. We also intend to spend substantial amounts for general and administrative purposes. As of December 31, 2004, we had an accumulated deficit of approximately $243.9 million. We expect that our operating expenses will continue at current levels due primarily to expenses set forth above, resulting in significant operating losses at least through 2006.

        We do not expect to generate operating income unless sales of Plenaxis increase significantly. In addition, in order to generate operating income, we must successfully carry out the following key elements of our operating plan: gain approval of Plenaxis in the European Union; reduce, through collaboration arrangements or otherwise, our net expenses related to our Apan and PPI-2458 clinical programs; and receive significant revenues through research collaborations involving our Direct Select technology platform. At this time we are not providing estimates of future Plenaxis sales and, as previously announced, we do not anticipate providing guidance on future results until a consistent trend for Plenaxis sales emerges. Moreover, we cannot assure investors that we will be able to gain approval of Plenaxis outside of the United States, or enter into appropriate collaborative arrangements relating to our clinical programs and technology platform in a timely manner and on favorable terms, if at all. We also cannot assure investors that we will be successful in carrying out any of the elements of our operating plan.

If we are unable to successfully carry out the key elements of our operating plan, we would have to seek additional sources of funding or significantly modify our operating plan and could default on our financial covenants under our acquisition and construction loan agreement and be required to cease operations or seek protection under state or federal insolvency or bankruptcy laws.

        If we are unable to successfully carry out the key elements of our operating plan, we believe that our existing cash and investments will be sufficient to meet our working capital and capital expenditure needs through approximately the second quarter of 2006. If we are able to successfully carry out the key elements of our operating plan described above, we may be able, without obtaining additional funding, to continue to meet our working capital and capital expenditure needs beyond that time, although we cannot provide any assurances as to if or for how long we would be able to do so. If we are unable to successfully carry out the key elements of our operating plan, we will have to seek additional sources of funding or significantly curtail our operations. In this event, we would have to seek additional sources of funding or significantly modify our operating plan. We have no committed sources of capital and do not know whether additional financing will be available when needed, or, if available, that the terms will be favorable to us.

        To date, our operations and capital requirements have been financed primarily with the proceeds of public and private sales of common stock and preferred stock, payments under research and development partnerships and collaborative agreements, investment income and revenues from product sales. There can be no assurance that we will be able to sell any such securities, enter into additional partnerships and collaborative agreements or borrow funds in the future at favorable terms, or at all. If we raise additional funds by issuing equity securities, further dilution to existing stockholders will result. In addition, as a condition to giving additional funds to us, future investors may demand, and may be granted, rights superior to those of existing stockholders. We may also be required to take other actions, which may lessen the value of our common stock or dilute our common stockholders, including borrowing money on terms that are not favorable to us. If we are required to raise money in the future and we experience difficulties or are unable to do so, it could become necessary for us to cease operations or seek protection under state or federal insolvency or bankruptcy laws.

        In addition, we recently amended the acquisition and construction loan agreement relating to our corporate headquarters. As of December 31, 2004, approximately $32.0 million was outstanding under the amended loan agreement. The amended loan agreement provides for certain additional financial operating covenants, one of which was effective immediately and the remainder of which will become effective as of December 31, 2006. The covenant which was immediately effective is tested on a quarterly basis and requires that we maintain $25.0 million in unrestricted cash, cash equivalents and marketable securities. In the event that we are unable to successfully carry out the key elements of our operating plan, we cannot assure investors that we will not default on our financial covenants under the loan agreement. To the extent that we are not able to comply with the financial covenants of our loan agreement, we may be unable to borrow additional amounts and outstanding amounts may become due on an accelerated basis, which would adversely affect our liquidity and could result in us seeking protection under state or federal insolvency or bankruptcy laws.

Our business is substantially dependent on the commercial success of Plenaxis in both the United States and abroad. If Plenaxis fails to achieve market acceptance, it may never be commercially successful and we would have insufficient funds to continue our operations as currently planned.

        The success of our business is substantially dependent on the successful commercialization of Plenaxis in both the United States and abroad. Plenaxis is new to the market in the United States and may be unfamiliar to members of the medical community and to patients. In addition, the FDA's approval of Plenaxis is limited to use in a subset of advanced symptomatic prostate cancer patients, and distribution of Plenaxis will only be made in accordance with our risk management program, which includes physician enrollment in a prescribing program and a signed patient consent form regarding the risks and benefits of the therapy. Due to the potential risk of immediate-onset systemic allergic reactions, physicians must also monitor patients for 30 minutes following each injection of Plenaxis. Prescribing physicians and patients may view these requirements as burdensome or may recommend or choose alternative treatments that are more acceptable to the doctor and/or the patient. Moreover, market acceptance will depend largely on our ability to demonstrate, to the urology and oncology communities in particular, the efficacy and safety of Plenaxis as an alternative to current therapies or surgical options. We must also continue to effectively differentiate, and educate physicians on, the indicated patient population in order to ensure that the appropriate patients are identified for therapy and maximize the usage of Plenaxis in those patients. We cannot be certain that Plenaxis will provide benefits considered adequate by providers of urology or oncology services or that enough providers will use the product to ensure its commercial success.

        To date, sales of Plenaxis since its initial launch in the United States in January 2004 have been significantly lower than expected. Many factors may affect its market acceptance and commercial success in both the United States, and assuming approval, abroad, including:

  •
  the limited scope of the patient population and the indication for which Plenaxis was approved in the United States, and if approval is obtained outside of the United States, the scope of the patient population and the indication for which Plenaxis is so approved;

  •
  our ability to effectively differentiate, and educate physicians on, the indicated patient population in order to ensure that the appropriate patients are identified for therapy and maximize the usage of Plenaxis in those patients;

  •
  our ability to continue to hire, train and retain qualified sales personnel to promote Plenaxis in the United States;

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

  •
  the price of Plenaxis and the availability of insurance or other third-party reimbursement, in particular Medicare in the United States, for patients, and the rate of such reimbursement;

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

        In addition, we must continually submit any labeling, advertising and promotional material for Plenaxis to the FDA for review and pre-approval. There is risk that the FDA will prohibit use of marketing materials in the form we desire. In addition, the pre-clearance process is time consuming and can delay the availability of marketing materials for use by our sales representatives promoting Plenaxis.

        Unfavorable outcomes resulting from any of the factors identified above could limit sales of Plenaxis or cause sales of Plenaxis to decline. If Plenaxis is not commercially successful, we would have insufficient funds to continue our operations as currently planned. In those circumstances, or if we are unsuccessful in carrying out the other key elements of our operating plan, we would have to find additional sources of funding or scale back or cease operations. If we require additional funding and were unable to obtain it, it could become necessary for us to seek protection under state or federal insolvency or bankruptcy laws.

We may be unable to alter long-term physician prescribing habits, which may impair our ability to capture or maintain market share for Plenaxis.

        Alternative products and medical treatments exist or are under development to treat advanced symptomatic prostate cancer. For example, the FDA has approved several drugs for the treatment of hormonally responsive prostate cancer, and there are other treatment alternatives available, including radiation therapy and surgery. Plenaxis is indicated for the palliative treatment of men with advanced symptomatic prostate cancer for whom other hormonal therapies are not appropriate, who have refused surgical castration and who are experiencing one or more of a specific set of symptoms. Currently available hormonal therapies known as LHRH agonists may cause an initial surge of testosterone, which in turn may result in an exacerbation of symptoms, or clinical flare, in some patients, particularly those that fall within the labeled indication for Plenaxis. In an attempt to mitigate the flare, physicians may prescribe additional drugs known as anti-androgens. This additional therapy may be only partially effective in reducing some of the undesirable effects of the flare. LHRH agonists have precautionary labeling about the hormone-induced flare and resulting worsening of clinical symptoms in some patients. However, agonist and anti-androgen therapies have been on the market for many years and doctors may still prescribe them alone or in combination to advanced symptomatic prostate cancer patients, despite these precautions. Physicians may not prescribe Plenaxis if we fail to educate them regarding the appropriate patients for Plenaxis and/or are unable to change long-term prescribing habits. If, due to these factors, Plenaxis does not achieve an appropriate level of market acceptance in its indicated patient population, it will never achieve commercial success and, as noted above, we would not have sufficient funds to continue our operations as currently planned.

We may be unable to either establish and maintain marketing and sales capabilities or enter into corporate collaborations necessary to successfully commercialize Plenaxis or our other potential products.

        We have limited experience in marketing or selling pharmaceutical products and have limited marketing and sales resources. To achieve commercial success for Plenaxis, or any other approved product, we must either rely upon our limited marketing and sales force and related infrastructure, or enter into arrangements with others to market and sell our products. We are promoting Plenaxis in the United States through our own dedicated marketing and sales team. Recruiting, training and retaining qualified sales personnel is therefore critical to our success. To date, we have experienced significant turnover in both our sales management and field sales personnel. We believe that this turnover has had, and that the field sales personnel turnover will continue to have, an adverse impact on our ability to commercialize Plenaxis. Competition for experienced and skilled marketing and sales personnel is intense, and we cannot assure you that we will be able to continue to attract and retain a sufficient number of qualified individuals to successfully promote Plenaxis. Accordingly, we may be unable to establish and maintain marketing, sales and distribution capabilities necessary to successfully commercialize and gain market acceptance for Plenaxis in the United States.

        In addition, establishing the expertise necessary to successfully market and sell Plenaxis, or any other product, requires a substantial capital investment. Our ability to make that investment and also execute our current operating plan is dependent on numerous factors, including, as described above, gaining approval of Plenaxis in the European Union, reducing, through collaboration arrangements or otherwise, our net expenses related to our Apan and PPI-2458 clinical programs, and receiving significant revenues through research collaborations involving our Direct Select technology platform. Accordingly, we cannot assure investors that we will have the funds to successfully commercialize Plenaxis or any other potential product in the United States or elsewhere.

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

        We have also announced our intention to market and sell Plenaxis outside of the United States through one or more marketing partners upon receipt of approval abroad. During 2004, we entered into an agreement with Schering AG, of Berlin, Germany, for the commercialization of Plenaxis in the field of prostate cancer across Europe, Russia, the Middle East, South Africa, Australia and New Zealand. We have limited influence over the decisions made by Schering AG or the resources they devote to the marketing and distribution of Plenaxis products in their licensed territory, and we cannot assure you that they will meet their obligations in this regard. Moreover, Schering AG may market certain products that compete with our products, which could limit potential revenues from product sales. Our marketing and distribution arrangement with Schering AG may not be successful, and we may not receive any revenues from it. Also, we cannot assure you that we will be able to enter into marketing and sales agreements on acceptable terms, if at all, for Plenaxis in territories not covered by the Schering AG agreement, or for any of our other product candidates.

We may experience pressure to lower the price of Plenaxis or our other potential products to remain competitive in light of new and/or proposed federal legislation.

        Due to the average patient age at the time of diagnosis and treatment, a substantial majority of Plenaxis patients are likely to be Medicare beneficiaries. Federal legislation, enacted in December 2003, has altered the way in which physician-administered drugs covered by Medicare are reimbursed, generally leading to lower reimbursement levels. Medicare reimbursement for Plenaxis, as well as for other hormonal therapies for prostate cancer, was reduced by cuts implemented January 1, 2005 (which entailed a new reimbursement methodology based on a product's "average sales price" or "ASP" rather than the "average wholesale price" methodology previously utilized). Effective January 1, 2005, Plenaxis will be reimbursed at 106% of its ASP. In December 2004, CMS published the ASP for Plenaxis to be in effect for the first quarter of 2005. This ASP will remain in effect for one quarter and will be updated quarterly thereafter. Because physicians will receive a lower rate of reimbursement for Plenaxis, it is possible that some physicians may alter practice patterns and/or refer Medicare patients to hospital outpatient settings rather than continue to treat patients in-office and it is unclear at this time how such a shift in the marketplace dynamic might affect sales of Plenaxis. It is also possible that payors other than Medicare may adopt an average sales price reimbursement over time, and the effect of this on Plenaxis sales is also unclear.

        The new legislation creates various opportunities for private entities to become involved in the administration of the Medicare drug benefit. Among other things, the new legislation added an outpatient prescription drug benefit to Medicare, effective January 2006, to be administered primarily through private entities. Increased privatization of the Medicare drug benefit under the new legislation may increase the number and leverage of private entities attempting to negotiate price concessions from pharmaceutical manufacturers and may lower participating provider reimbursement levels, and the effect that this may have on Plenaxis sales is unclear.

        While the new law specifically prohibits the United States government from interfering in price negotiations between manufacturers and Medicare drug plan sponsors, CMS has indicated that it will review the discounts obtained by drug plan sponsors, and will influence pricing in other ways such as through the establishment of formulary design parameters. In addition, some members of Congress are pursuing legislation that would permit the United States government to use its enormous purchasing power to demand discounts from pharmaceutical companies, thereby creating de facto price controls on prescription drugs. The new law also contains triggers for Congressional consideration of cost containment measures for Medicare in the event Medicare cost increases exceed a certain level. These cost containment measures could include some sorts of limitations on prescription drug prices. Additionally, the expanded Medicare coverage for prescription drugs beginning in 2006 may impact physician decision-making with respect to self-administered drugs that were not covered previously and may compete directly or indirectly with Plenaxis.

        Any or all of these issues may create pressure to lower the price of Plenaxis in order to be or remain competitive in the changing marketplace. It is unclear to what extent, if any, Plenaxis sales would increase or decrease in response to price changes.

Our potential revenues will diminish if we fail to obtain adequate reimbursement coverage from third-party payors for Plenaxis or our other product candidates.

        The continuing efforts of government and third-party payors to contain or reduce the costs of health care may limit our commercial opportunity. In some foreign markets, pricing and profitability of prescription pharmaceuticals are subject to government control. In the United States, we expect that there will continue to be federal and state proposals for similar controls. In addition, managed care initiatives in the United States will continue to put pressure on the pricing of pharmaceutical products. If government and other third-party payors do not provide appropriate coverage and adequate reimbursement for Plenaxis or our other product candidates, physicians may not prescribe them and/or patients may be unwilling to have them administered.

        Our ability to earn revenues from Plenaxis, or any other potential product, alone or with collaborators, may depend in part on the availability and levels of reimbursement from:

  •
  government and health administration authorities, including Medicare and Medicaid;

  •
  private health insurers; and

  •
  other third-party payors.

        In December 2004, we announced that the CMS had issued a draft decision memorandum in support of a National Coverage Determination, or NCD, for Plenaxis. NCDs are issued by the Secretary of Health and Human Services for a particular item or service if the Secretary determines that Medicare coverage for the item or service should be defined on a nationwide basis. CMS has proposed Medicare coverage for Plenaxis under the following conditions: the product must be administered to a patient meeting all of the criteria of the labeled indication; and the prescribing physician must be enrolled in the PLUS Program. When used in accordance with the product's label, there would be no limitation on coverage regardless of the duration of Plenaxis therapy. Without this comprehensive NCD, Plenaxis could receive inconsistent coverage among the Medicare carriers and intermediaries who may fail to distinguish the drug from LHRH agonists. We expect that the draft decision memorandum will become effective by the end of March 2005, although CMS may modify it based on comments it received during the open comment period. We cannot predict the availability of coverage or reimbursement for newly approved drugs such as Plenaxis by Medicare or any other payor. Third-party payors, including Medicare, are increasingly challenging the prices charged for medical products and services. Government and other third-party payors increasingly are limiting both coverage and the level of reimbursement for new drugs and, in some cases, refusing to provide coverage for a patient's use of an approved drug for purposes not approved by the FDA. Third-party insurance coverage may not be available to patients for Plenaxis or any of our other products.

As Plenaxis is used commercially, unanticipated side effects or adverse reactions could occur that could result in additional regulatory controls and reduced sales.

        During research and development, the use of pharmaceutical products, such as Plenaxis, is limited principally to clinical trial patients under controlled conditions and under the care of expert physicians. The widespread commercial use of Plenaxis could produce unanticipated or undesirable side effects that have not been evident in our clinical trials. In addition, in patients who take multiple medications, drug interactions could occur that can be difficult to predict. These events, among others, could result in the imposition of additional regulatory controls that could limit the circumstances under which Plenaxis is prescribed or even lead to the withdrawal of the product from the market. Due to the occurrence of immediate-onset systemic allergic reactions in patients treated with Plenaxis during clinical trials, Plenaxis has been approved under regulations concerning drugs with certain safety profiles, under which the FDA has established special restrictions to ensure safe use. Post-marketing phase 4 studies are also required to evaluate the incidence of and further characterize such allergic reactions to the extent they occur. Any violation of these special restrictions or unfavorable findings in the phase 4 studies or from the overall commercial experience with the drug could lead to the imposition of further restrictions or withdrawal of Plenaxis from the market.

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

        We have no experience in large-scale product manufacturing, nor do we have the resources or facilities to manufacture all products for use in humans. We will continue to rely on contract manufacturers to produce Plenaxis and other compounds for later-stage preclinical, clinical and commercial purposes for a significant period of time. Third-party manufacturers may not be able to meet our needs as to timing, quantity or quality of materials. If we are unable to contract for a sufficient supply of needed materials on acceptable terms, or if we encounter delays or difficulties in our relationships with manufacturers, our clinical trials may be delayed, thereby preventing or delaying the submission of product candidates for, or the granting of, regulatory approval and the commercialization of our potential products. Any such delays may lower our revenues and delay or prevent our attaining or maintaining profitability.

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

        In addition, we and the third-party manufacturers that we use must continually adhere to current good manufacturing practice requirements enforced by the FDA through its facilities inspection program. Foreign regulatory authorities may also inspect our third-party manufacturers as a condition of approval. In complying with these regulations and foreign regulatory requirements, we and any of our third-party manufacturers will be obligated to expend time, money and effort in production, record-keeping and quality control to assure that our potential products meet applicable specifications and other requirements. If we or any of our third-party manufacturers fail to comply with these requirements, we may be subject to regulatory sanctions, manufacturing delays, or the facilities could be shut down.

        Any of these factors could prevent, or cause delays in, obtaining regulatory approvals for our potential products, and the manufacturing, marketing or selling of Plenaxis, and could also result in significantly higher operating expenses.

The loss or failure of any of our third-party manufacturers could substantially delay or impair our sale or continued sale of Plenaxis.

        For each stage of Plenaxis production we have relied, and expect in the near term to continue to rely, on a single source third-party manufacturer. Accordingly, the loss of one or more of these third-party suppliers for any reason, including as a result of fire, terrorism, acts of God or insolvency or bankruptcy, could delay or impair substantially our sale or continued sale of Plenaxis or result in substantial delays in, or substantially impair our ability to complete, foreign regulatory submissions or reviews. Such delays or impairment, and the associated costs and expenses, may lower our potential revenues and delay or prevent our attaining profitability. While we continue to evaluate, as part of our strategic planning process, the possibility of a second source of supply at certain stages of Plenaxis production, the number of qualified alternative suppliers is limited, and we cannot assure investors that we will be able to locate alternative suppliers or negotiate second supply agreements on reasonable terms. Furthermore, the process of engineering a new supplier's facility for the production of Plenaxis and obtaining the necessary FDA and foreign regulatory approval of the facility would require substantial lead-time and could be extremely costly. We cannot assure investors that we will not lose one or more of our suppliers, or that in such event we would be readily able to continue the commercialization of Plenaxis without substantial and costly delays.

If our corporate collaborator reduces, delays or terminates its support, we may be unable to successfully commercialize Plenaxis outside of the United States.

        We will depend upon our corporate collaborator, Schering AG, to help us obtain regulatory approval for Plenaxis and to commercialize Plenaxis in Schering AG's licensed territory. Despite our collaborative relationship, we have limited influence over the amount and timing of resources that Schering AG will devote to Plenaxis. In addition, Schering AG may terminate our collaboration agreement in various circumstances. We cannot assure you that Schering AG or future collaborators will meet their obligations to us under our collaboration agreements with them. If Schering AG or another collaborator terminates its agreement with us or fails to perform, or delays performance of, its obligations, it could delay or otherwise adversely affect or prevent, the commercialization of Plenaxis in certain regions outside of the United States. As a result, we could be forced to devote unforeseen additional resources to Plenaxis commercialization outside of the United States. We cannot assure you that we would be able to raise the necessary funds or negotiate additional corporate collaborations on acceptable terms, if at all, and in that event we could have to curtail planned operations for the commercialization of Plenaxis outside of the United States and would not be able to successfully carry out our current operating plan. As described in the second risk factor in this section and elsewhere in this report, if we are unable to successfully carry out the key elements of our operating plan we would need to raise additional capital and, if we were unable to do so, it could become necessary for us to cease operations or seek protection under state or federal insolvency or bankruptcy laws.

We are subject to extensive government regulation that increases our costs and could prevent us from selling Plenaxis or our other potential products.

        The development and sale of Plenaxis, and our product candidates, is subject to extensive regulation by governmental authorities. Obtaining regulatory approval typically is costly and takes many years; maintaining regulatory approval also requires substantial resources. Regulatory authorities, most importantly, the FDA, have substantial discretion to place on clinical hold or terminate clinical trials, delay, withhold or withdraw registration and marketing approval in the United States, and effectively mandate product recalls. Failure to comply with regulatory requirements may result in criminal prosecution, civil penalties, recall or seizure of products, total or partial suspension of production or injunction, as well as other actions as to Plenaxis, our other potential products or against us. Outside the United States, we can market a product only if we receive marketing authorization from the appropriate regulatory authorities. This foreign regulatory approval process includes all of the risks associated with the FDA approval process, and may include additional risks.

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

        In addition, many factors could delay or result in termination of our ongoing or future clinical trials. For example, results from ongoing preclinical studies or analyses could raise concerns over the safety or efficacy of a product candidate. In March 2004, the FDA placed our phase 1 clinical trial of PPI-2458 on clinical hold. Although we subsequently received clearance from the FDA to resume clinical testing of PPI-2458, we cannot assure investors that the FDA will not place this or other clinical trials on hold in the future. A clinical trial may also experience slow patient enrollment. For example, our phase 1b trial of Apan in Alzheimer's disease patients has experienced slow patient enrollment, which has delayed the progress of that trial. A study could also be delayed due to lack of sufficient drug supply. Patients may experience adverse medical events or side effects, and there may be a real or perceived lack of effectiveness of, or of safety issues associated with, the drug we are testing. Future governmental action or existing or changes in FDA policies or precedents, may also result in delays or rejection of an application for marketing approval. The FDA has considerable discretion in determining whether to grant marketing approval for a drug, and may delay or deny approval even in circumstances where the applicant's clinical trials have proceeded in compliance with FDA procedures and regulations and have met the established end-points of the trials. Challenges to FDA determinations are generally time-consuming and costly, and rarely, if ever, succeed. Although we received FDA approval to market Plenaxis in the United States in November 2003, we can give no assurance that we will obtain marketing approval for any of our other product candidates.

        Any regulatory approval may be conditioned upon significant labeling requirements and, as in the case of the FDA approval of Plenaxis, marketing restrictions and post-marketing study commitments. Such labeling and marketing restrictions could materially adversely affect the marketability or value of a product, including Plenaxis, resulting in decreased sales. In such a case, we would not have sufficient funds to continue operations as currently planned.

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

        The FDA could determine that the risk management program is not effective and/or that enhancements should be made. Additional requirements imposed by the FDA could be unduly burdensome for the Company to implement and could jeopardize our ability to support the further promotion of Plenaxis. If approval for Plenaxis is withdrawn, or if we otherwise determine that we are not able to continue selling Plenaxis, we would not have sufficient funds to continue operations as currently planned.

        Our manufacturing, sales, promotion, and other activities following product approval are subject to regulation by numerous regulatory authorities in addition to the FDA, including potentially the Federal Trade Commission, the Department of Justice and individual U.S. Attorney offices within the Department of Justice, CMS, other divisions of the Department of Health and Human Services, and state and local governments. Any distribution of pharmaceutical samples to physicians must comply with applicable rules, including the Prescription Drug Marketing Act. Our sales, marketing and scientific/educational programs must comply with the anti-kickback provisions of the Social Security Act, the False Claims Act, and similar state laws. Our pricing and rebate programs must comply with pricing and reimbursement rules, including the Medicaid rebate requirements of the Omnibus Budget Reconciliation Act of 1990 and the Veteran's Health Care Act. If products are made available to authorized users of the Federal Supply Schedule of the General Services Administration, additional laws and requirements apply. All of our activities are potentially subject to federal and state consumer protection and unfair competition laws.

        Depending on the circumstances, failure to meet these applicable legal and regulatory requirements can result in criminal prosecution, fines or other penalties, injunctions, recall or seizure of products, total or partial suspension of production, denial or withdrawal of pre-marketing product approvals, private "qui tam" actions brought by individual whistleblowers in the name of the government, or refusal to allow us to enter into supply contracts, including government contracts.

        If we are unable to maintain FDA approval, obtain any foreign regulatory approval for Plenaxis, or to obtain or successfully carry out the other elements of our operating plan, we would need to raise additional capital and, if we were unable to do so, it could become necessary for us to cease operations or seek protection under state or federal bankruptcy laws.

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

We rely upon a limited number of specialty pharmaceutical distributors and specialty pharmacies for the distribution of Plenaxis in the United States. The loss of one of them, or changes in their purchasing patterns, could impact sales of Plenaxis, and potentially adversely affect our operating results.

        In the United States, we sell to a limited number of specialty distributors and pharmacies that we rely upon for the delivery of Plenaxis to physicians and hospital pharmacies. There are a relatively small number of specialty distributors and wholesalers who provide such services. For the year-ended December 31, 2004, sales to Oncology Therapeutics Network Joint Venture, L.P., McKesson Specialty Distribution Services, Priority Healthcare Corporation, ASD Specialty Healthcare, Inc. and Cardinal Health 108, Inc. represented approximately 39%, 18%, 16%, 16% and 10%, respectively, of our aggregate net product sales. Consolidation or financial difficulties among our specialty pharmaceutical distributors and pharmacies could result in situations which could temporarily increase returns of Plenaxis from such entities and /or cause these entities to reduce their respective inventory levels by delaying purchases of Plenaxis. In addition, these specialty distributors and pharmacies may increase or decrease purchase levels in anticipation of future price changes which may also cause an unexpected change in the level of trade inventories that they would normally maintain. Although we have developed a plan to manage trade inventory levels of Plenaxis, this plan may not be effective. If trade inventory levels of Plenaxis become too high, or if prescription growth of Plenaxis is lower than expected by the trade, specialty distributors and pharmacies could reduce their orders for Plenaxis, which could adversely affect our operating results.

        These specialty distributors and pharmacies must also distribute Plenaxis only to physicians and hospital pharmacists enrolled in our risk management program. There can be no assurance that these specialty distributors and pharmacies will adequately provide their services to either the end users or to us or that we could find additional outlets to distribute Plenaxis.

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

        Patent positions are sometimes uncertain and usually involve complex legal and factual questions. We can protect our proprietary rights from unauthorized use by third parties only to the extent that our proprietary technologies are covered by valid and enforceable patents or are effectively maintained as trade secrets. We currently own or have exclusively licensed 29 issued United States patents. We have applied, and will continue to apply, for patents covering both our technologies and products as we deem appropriate. Others may challenge our patent applications or our patent applications may not result in issued patents. Moreover, any issued patents on our own inventions, or those licensed from third parties, may not provide us with adequate protection, or others may challenge the validity of, or seek to narrow or circumvent, these patents. Third-party patents may impair or block our ability to conduct our business. Additionally, third parties may independently develop products similar to our products, duplicate our unpatented products, or design around any patented products we develop.

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

        We license some of our technology from third parties. Termination of our licenses could force us to delay or discontinue some of our development and commercialization programs. For example, if Advanced Research and Technology Institute, Inc., the assignee of Indiana University Foundation, terminated our license with them due to a breach by us of the terms of that license, we could have to discontinue the commercialization of Plenaxis. We cannot assure you that we would be able to license substitute technology in the future. Our inability to do so could impair our ability to conduct our business because we may lack the technology, or the necessary rights to technology, required to develop and commercialize our potential products.

We are a defendant in purported class action securities lawsuits regarding the adequacy of our public disclosure which could have a material adverse affect on our financial condition.

        As described in detail in this report under Item 3. "Legal Proceedings," in December 2004 and January 2005, the Company, Chairman and (now former) Chief Executive Officer Malcolm Gefter, President and (now former) Chief Operating Officer Kevin F. McLaughlin, Chief Financial Officer and Treasurer Edward C. English, and former President and Chief Operating Officer William K. Heiden, were named as defendants in three purported class action securities lawsuits filed in the United States District Court for the District of Massachusetts. The complaints generally allege securities fraud during the period from November 25, 2003 through December 6, 2004. Each of the complaints purports to assert claims under Sections 10(b) and 20(a) of the Securities and Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, and alleges that the Company and the individually named defendants made materially false and misleading public statements concerning the Company's business and financial results, particularly statements regarding the commercialization of Plenaxis.

        Management believes that the allegations against the Company are without merit, and the Company intends to vigorously defend against the plaintiffs' claims. As this litigation is in an initial stage, management is unable to predict its outcome or its ultimate effect, if any, on the Company's financial condition. However, we expect that the costs and expenses related to this litigation may be significant. Our current director and officer liability insurance policies (which, subject to the terms and conditions thereof, also provide "entity coverage" for the Company for this litigation) provide that the Company is responsible for the first $2.5 million of such costs and expenses. Also, a judgment in or settlement of these actions could exceed our insurance coverage. If we are not successful in defending these actions, our business and financial condition could be adversely affected. In addition, whether or not we are successful, the defense of these actions may divert the attention of our management and other resources that would otherwise be engaged in running our business.

Pharmaceutical companies have been the target of lawsuits and investigations and there is no assurance that if we were to be involved in any such lawsuits or investigation, that our defense would be successful.

        Pharmaceutical companies have been the target of lawsuits and investigations including, in particular, claims asserting violations of the Federal False Claim Act, Anti-Kickback Act, the Prescription Drug Marketing Act or other violations in connection with Medicare and/or Medicaid reimbursement, and claims under state laws, including state anti-kickback and fraud laws. Public companies may also be the subject of certain other types of claims, including those related to environmental matters. There is no assurance that if we were to be involved in any such lawsuits or investigation, that we would be successful in defending ourselves or in asserting our rights. Government investigations of these sorts of issues are typically expensive, disruptive and burdensome, and generate negative publicity. If our promotional activities were found to be in violation of the law, we would likely face significant fines and penalties, and would likely be required to change substantially our sales, promotion, grant and educational activities. In addition, we and our senior officers could be civilly or criminally prosecuted, potentially resulting in our exclusion from participation in government healthcare programs such as Medicare and Medicaid.

If we lose our key personnel or are unable to attract and retain additional skilled personnel, we may be unable to pursue our product development and commercialization efforts.

        We depend substantially on the principal members of our management and scientific staff, including Kevin F. McLaughlin, our President and Chief Executive Officer, Marc B. Garnick, M.D., our Executive Vice President and Chief Medical and Regulatory Officer, Richard W. Wagner, Ph.D., our Executive Vice President, Discovery Research and Michael J. Keavany, our Senior Vice President, Sales and Marketing. We do not have employment agreements with any of our executive officers. Any officer or employee can terminate his or her relationship with us at any time and work for one of our competitors. The loss of these key individuals could result in competitive harm because we could experience delays in our product research, development and commercialization efforts without their expertise. For example, one of our former officers, who was primarily responsible for commercial operations, resigned as our President and Chief Operating Officer during the third quarter of 2004. As a result, we were required to appoint a new head of commercialization in an expedited fashion. We cannot assure investors that this management transition will go smoothly or that our commercial operations will not be adversely affected.

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

If we or our independent registered public accounting firm are unable to affirm the effectiveness of our internal control over financial reporting in future years, the market value of our common stock could be adversely affected.

        As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the SEC adopted rules requiring public companies to include a report of management on the Company's internal control over financial reporting in their annual reports on Form 10-K that contains an assessment by management of the effectiveness of the company's internal control over financial reporting. In addition, the independent registered public accounting firm auditing the Company's financial statements must attest to and report on management's assessment and on the effectiveness of the Company's internal control over financial reporting. Our independent registered public accounting firm has provided us with an unqualified report as to our assessment and the effectiveness of our internal control over financial reporting as of December 31, 2004, which report is included in this Annual Report on Form 10-K at page 50. However, we cannot assure you that management or our independent registered public accounting firm will be able to provide such an assessment or unqualified report as of future year-ends as required by Section 404 of the Sarbanes-Oxley Act of 2002. In this event, investors could lose confidence in the reliability of our financial statements, which could result in a decrease in the market value of our common stock.

The market price of our common stock may experience extreme price and volume fluctuations.

        The market price of our common stock may fluctuate substantially due to a variety of factors, including, but not limited to:

  •
  our ability to successfully market and sell Plenaxis in the United States;

  •
  the availability of reimbursement coverage for Plenaxis and changes in the reimbursement policies of third-party insurance companies or government agencies;

  •
  announcement of foreign regulatory approval or disapproval of Plenaxis and/or associated labeling requirements;

  •
  the willingness of our corporate collaborator, Schering AG, to commercialize Plenaxis in territories outside of the United States and the timing and success of that commercialization;

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

  •
  our ability to enter into additional foreign corporate collaborations for Plenaxis, or United States or foreign corporate collaborations for our product candidates, Apan and PPI-2458, and our Direct Select technology platform, and the timing and terms of such collaborations;

  •
  the success rate of our discovery efforts, particularly utilizing our Direct Select technology platform, and our clinical trials;

  •
  the announcement of additional elements of the Plenaxis PLUS Program required by the FDA;

  •
  announcement of FDA or foreign regulatory approval or disapproval of any of our other product candidates and/or associated labeling requirements;

  •
  announcements of technological innovations or new products by us or our competitors;

  •
  adverse outcomes with respect to ongoing shareholder class actions against us;

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

  •
  the timing and scope of approvals to market Plenaxis outside of the United States;

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

If we fail to meet the Nasdaq National Market's minimum bid price continued listing standard our common stock may be delisted from the Nasdaq National Market.

        The market price of our common stock has declined substantially (see Item 5. of Part II of this report, "Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities"). As of March 11, 2005, the closing bid price per share of our common stock on the NASDAQ National Market was $1.41. If the closing bid price per share of our common stock falls and remains below $1.00 for 30 consecutive business days and does not equal or exceed $1.00 for 10 consecutive business days during the subsequent 180 calendar day period, the Nasdaq Stock Market could take action seeking to delist our common stock from the Nasdaq National Market. If at the end of the 180 calendar day period, we met the initial listing requirements of the Nasdaq SmallCap Market, other than its minimum bid price requirement, we would be permitted to list on the Nasdaq SmallCap Market and would be afforded an additional 180 calendar day period to meet the $1.00 per share minimum bid price requirement for continued listing on the Nasdaq SmallCap Market. Delisting of our common stock from the Nasdaq National Market, even if it were listed and traded on the Nasdaq SmallCap Market, would likely result in reduced liquidity, thereby increasing the volatility of the trading price, of our common stock, a loss of coverage by certain analysts and a diminution of institutional investor interest. It could also potentially cause a loss of confidence of corporate collaborators, contract manufacturers and our employees, which could adversely affect our business.

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

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. We have not entered into any instruments for trading purposes. Some of the securities that we invest in may have market risk. This means that an increase in prevailing interest rates may cause the principal amount of the investment to decrease. To minimize this risk in the future, we maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds and government and non-government debt securities. An immediate hypothetical 100 basis point increase in interest rates would have resulted in an approximate $0.2 million decrease in the fair value of our investments as of December 31, 2004. The same hypothetical increase in interest rates as of December 31, 2003 would have resulted in an approximate $0.3 million decrease in the fair value of our investments. Due to the conservative nature of our investments and relatively short duration, interest rate risk is mitigated. As of December 31, 2004, approximately 90% of our total portfolio will mature or reset in one year or less, with the remainder maturing in less than three years.

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

        In June 2004, the acquisition and construction loan agreement was amended to extend the maturity date of the loan and modify certain other terms of the original agreement. Under the amended loan agreement, on July 30, 2009 the principal amount then outstanding is due and payable in full, subject to two one-year extension options which are exercisable at our election provided we are in compliance with certain financial covenants. The outstanding principal bears interest at a fixed rate of 5.95% through April 2009 and at a floating rate for the remainder of the term. Principal and interest are payable through a fixed monthly payment of approximately $207,000, with the principal portion being calculated using a 25-year amortization schedule. The amended loan agreement also provides for certain additional financial operating covenants, one of which was effective immediately and the remainder of which will become effective as of December 31, 2006. The covenant which was immediately effective is tested on a quarterly basis and requires that we maintain $25.0 million in unrestricted cash, cash equivalents and marketable securities. Because of this amendment to the loan agreement, we do not believe that there is material interest rate risk exposure with respect to the loan facility.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

        The financial statements required by this Item are included on pages F-1 through F-21 of this report. The supplementary financial information required by this Item is included in the section of this report captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations," under the heading "Selected Quarterly Operating Results."

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        Not applicable.

ITEM 9A.    CONTROLS AND PROCEDURES.

  (a) Disclosure Controls and Procedures.

        The Company's management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, our chief executive officer and chief financial officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, on a timely basis, and is accumulated and communicated to the Company's management, including the Company's chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

  (b) Management's Annual Report on Internal Control Over Financial Reporting.

        Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act as a process designed by, or under the supervision of, the Company's principal executive and principal financial officers and effected by the Company's board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles and includes those policies and procedures that:

  •
  pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

  •
  provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

  •
  provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        Management assessed the effectiveness of the company's internal control over financial reporting as of December 31, 2004. In making this assessment, management used the criteria established in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

        Based on this assessment, management has concluded that, as of December 31, 2004, the Company's internal control over financial reporting is effective.

        Ernst & Young LLP, the Company's independent registered public accounting firm, has issued a report on management's assessment and the effectiveness of the Company's internal control over financial reporting, as of December 31, 2004. This report appears immediately below.

  (c) Attestation Report of the Independent Registered Public Accounting Firm.

Report of Independent Registered Public Accounting Firm
on Internal Control over Financial Reporting

Board of Directors and Stockholders
PRAECIS PHARMACEUTICALS INCORPORATED

        We have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting, that PRAECIS PHARMACEUTICALS INCORPORATED maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). PRAECIS PHARMACEUTICALS INCORPORATED's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, management's assessment that PRAECIS PHARMACEUTICALS INCORPORATED maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, PRAECIS PHARMACEUTICALS INCORPORATED maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2004 and 2003 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2004 of PRAECIS PHARMACEUTICALS INCORPORATED and our report dated March 10, 2005 expressed an unqualified opinion thereon.

                      /s/ Ernst & Young LLP

Boston, Massachusetts
March 10, 2005

  (d) Changes in Internal Control Over Financial Reporting.

        There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION.

        Not applicable.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

        We have adopted a code of ethics and conduct that applies to all of our directors, officers and employees. We have made a copy of our code of ethics and conduct available on our website under "Investor Relations—Corporate Governance." We may satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or a waiver from, a provision of our code of ethics and conduct that applies to our principal executive officer or our principal financial and accounting officer by posting such information on our website.

        Information required by this Item with respect to directors, executive officers, the Company's audit committee and compliance with Section 16(a) of the Securities Act of 1934, as amended, may be found in the sections captioned "Nominees for Election to the Board of Directors," "Executive Officers Who Are Not Directors," "Board Actions; Committees of the Board of Directors—Audit Committee" and "Section 16(a) Beneficial Ownership Reporting Compliance," appearing in our definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders expected to be held on May 12, 2005. Such information is incorporated herein by reference.

ITEM 11.    EXECUTIVE COMPENSATION.

        Information required by this Item may be found in the sections captioned "Director Compensation," "Executive Compensation and Other Information," and "Compensation Committee Interlocks and Insider Participation," appearing in our definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders expected to be held on May 12, 2005. Such information is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

        Information required by this Item may be found in the sections captioned "Stock Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plan Information," appearing in our definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders expected to be held on May 12, 2005. Such information is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        Information required by this Item may be found in the section captioned "Certain Relationships and Related Transactions," appearing in our definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders expected to be held on May 12, 2005. Such information is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES.

        Information required by this Item may be found in the section captioned "Independent Registered Public Accounting Firm Fees," appearing in our definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders expected to be held on May 12, 2005. Such information is incorporated herein by reference.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

  (a) 1. Financial Statements

        The financial statements filed as part of this report are listed on the Index to Consolidated Financial Statements located on page F-1, which immediately follows the signature page of this report.

  2. Financial Statement Schedules

        All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

  3. Exhibits

Exhibit No.	Exhibit
3.1	Amended and Restated Certificate of Incorporation (2)
3.2	Third Amended and Restated By-Laws (10)
4.1	Specimen certificate representing shares of common stock (1)
4.2	Specimen certificate representing shares of common stock (including Rights Agreement Legend) (5)
4.3	Rights Agreement between PRAECIS and American Stock Transfer & Trust Company, as Rights Agent (6)
4.4	Form of Certificate of Designations of Series A Junior Participating Preferred Stock (attached as Exhibit A to the Rights Agreement filed as Exhibit 4.3 hereto) (6)
4.5	Form of Rights Certificate (attached as Exhibit B to the Rights Agreement filed as Exhibit 4.3 hereto) (6)
10.1*	Third Amended and Restated 1995 Stock Plan (14)
10.2*	Form of Incentive Stock Option Agreement (17)
10.3*	Form of Non-Qualified Stock Option Agreement (17)
10.4*	Executive Management Bonus Plan, as amended and restated as of September 12, 2002 (9)
10.5*	Amended and Restated Employee Stock Purchase Plan (11)
10.6*	Management Incentive Program (10)
10.7*	Amended and Restated Stockholders Agreement dated as of April 30, 1998 by and among PRAECIS and certain stockholders referred to therein, as amended by Amendment No. 1 dated as of May 14, 1998, Amendment No. 2 dated as of July 21, 1998 and Amendment No. 3 dated as of January 31, 2000 (1)
10.8*	Amendment No. 4 dated as of September 1, 2000 to Amended and Restated Stockholders Agreement dated as of April 30, 1998 by and among PRAECIS and certain stockholders referred to therein, as amended (4)
10.9*	Letter Agreement dated as of May 9, 2002 between PRAECIS and William K. Heiden (8)
10.10*	Promissory Note dated May 16, 2002 executed by William K. Heiden in favor of PRAECIS (8)
10.11*	Amendment dated March 29, 2004 to Letter Agreement dated as of May 9, 2002 between PRAECIS and William K. Heiden (13)
10.12*	Letter Agreement dated as of May 9, 2002 between PRAECIS and Malcolm L. Gefter, Ph.D. (8)
10.13*	Letter Agreement dated as of May 9, 2002 between PRAECIS and Kevin F. McLaughlin (8)
10.14*	Letter Agreement dated as of May 9, 2002 between PRAECIS and Marc B. Garnick, M.D. (8)

10.15*	Letter Agreement dated as of September 16, 2004 between PRAECIS and Edward C. English (16)
10.16*	Letter Agreement dated as of September 16, 2004 between PRAECIS and Richard W. Wagner, Ph.D. (16)
10.17*	Letter Agreement dated as of November 11, 2004 between PRAECIS and Michael J. Keavany
10.18*	Summary of Executive Officer and Non-Employee Director Compensation Arrangements for 2005
10.19†	License Agreement effective as of October 17, 1996 by and between PRAECIS and Indiana University Foundation, as amended as of June 3, 1998 (1)
10.20†	Supply Agreement dated as of July 23, 1998 by and between PRAECIS and Salsbury Chemicals, Inc. (1)
10.21†	Amendment No. 2 dated as of July 1, 2004 by and between PRAECIS and Cambrex Charles City, Inc. (formerly Salsbury Chemicals, Inc.) to the Supply Agreement dated as of July 23, 1998 by and between PRAECIS and Salsbury Chemicals, Inc., as amended (15)
10.22†	Development and Supply Agreement effective as of June 21, 2000 by and between UCB S.A. and Amgen Inc., as amended by Amendment No. 1 thereto dated as of March 26, 2002 (together with the Assignment of Development and Supply Agreement entered into January 18, 2002 and effective as of December 17, 2001 by and between Amgen Inc. and PRAECIS) (7)
10.23††	Amendment No. 2 dated as of August 30, 2004 to the Development and Supply Agreement effective as of June 21, 2000 by and between PRAECIS and UCB S.A. (17)
10.24†	Commercial Supply Agreement dated December 4, 2002 and effective as of June 1, 2002 by and between Baxter Pharmaceutical Solutions LLC and PRAECIS (10)
10.25	Termination Agreement dated as of August 19, 2002 by and between PRAECIS and Amgen Inc. (9)
10.26†	License, Supply and Distribution Agreement dated April 27, 2004 by and between the PRAECIS and Schering AG (15)
10.27	Contract of Sale dated as of January 14, 2000 by and between Best Property Fund, L.P. and PRAECIS, as amended as of February 7, 2000 (1)
10.28	Acquisition and Construction Loan Agreement dated as of July 11, 2000 between 830 Winter Street LLC and Anglo Irish Bank Corporation plc and related Loan and Security Agreements (3)
10.29	First Amendment to Acquisition and Construction Loan Agreement dated as of July 11, 2000 between 830 Winter Street LLC and Anglo Irish Bank Corporation plc, together with related Loan Security and Assignment Agreements, each as amended as of June 28, 2004 (15)
10.30	Guaranty of Non-Recourse Exceptions dated as of July 11, 2000 (3)
10.31	First Amendment to and Reaffirmation of Guaranty of Non-Recourse Exceptions dated as of June 28, 2004 by and between PRAECIS and Anglo Irish Bank Corporation plc (15)
10.32	Environmental Compliance and Indemnity Agreement dated as of July 11, 2000 executed by 830 Winter Street LLC and PRAECIS (3)
10.33	First Amendment to and Reaffirmation of Environmental Compliance and Indemnity Agreement dated as of June 28, 2004 by and between 830 Winter Street LLC, PRAECIS and Anglo Irish Bank Corporation plc (15)
10.34	Lease Agreement dated as of July 11, 2000 between 830 Winter Street LLC, as landlord, and PRAECIS, as tenant (3)
21.1	List of Subsidiaries of PRAECIS (12)
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm
24.1	Power of Attorney (included on the signature page of this Report on Form 10-K)
31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

(8)
Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 filed with the Securities and Exchange Commission on August 12, 2002.

(9)
Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 filed with the Securities and Exchange Commission on November 13, 2002.

(10)
Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 2002 filed with the Securities and Exchange Commission on March 19, 2003.

(11)
Incorporated by reference to Registration Statement on Form S-8 (Registration No. 333-106012) filed with the Securities and Exchange Commission on June 11, 2003.

(12)
Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 2003 filed with the Securities and Exchange Commission on March 15, 2004.

(13)
Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 filed with the Securities and Exchange Commission on May 10, 2004.

(14)
Incorporated by reference to Registration Statement on Form S-8 (Registration No. 333-116188) filed with the Securities and Exchange Commission on June 4, 2004.

(15)
Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 filed with the Securities and Exchange Commission on August 9, 2004.

(16)
Incorporated by reference to Current Report on Form 8-K filed with the Securities and Exchange Commission on September 21, 2004.

(17)
Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 filed with the Securities and Exchange Commission on November 9, 2004.

SIGNATURE

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRAECIS PHARMACEUTICALS INCORPORATED
Date: March 15, 2005	By:	/s/ EDWARD C. ENGLISH Edward C. English Chief Financial Officer, Vice President, Treasurer and Assistant Secretary

POWER OF ATTORNEY

        KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Kevin F. McLaughlin and Edward C. English and each of them, as such person's true and lawful attorney-in-fact and agent with full power of substitution and revocation for such person and in such person's name, place and stead, in any and all capacities, to execute any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 15, 2005.

Signature	Title

/s/ KEVIN F. MCLAUGHLIN Kevin F. McLaughlin	President, Chief Executive Officer and Director (Principal Executive Officer)
/s/ EDWARD C. ENGLISH Edward C. English	Chief Financial Officer, Vice President, Treasurer and Assistant Secretary (Principal Financial and Accounting Officer)
/s/ MALCOLM L. GEFTER, PH.D. Malcolm L. Gefter, Ph.D.	Chairman of the Board and Chief Scientific Officer
/s/ G. LEONARD BAKER, JR. G. Leonard Baker, Jr.	Director
/s/ GAREN G. BOHLIN Garen G. Bohlin	Director

/s/ HENRY F. MCCANCE Henry F. McCance	Director
/s/ LEONARD E. POST, PH.D. Leonard E. Post, Ph.D.	Director
/s/ DAVID B. SHARROCK David B. Sharrock	Director
/s/ PATRICK J. ZENNER Patrick J. Zenner	Director

PRAECIS PHARMACEUTICALS INCORPORATED
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
PRAECIS PHARMACEUTICALS INCORPORATED

        We have audited the accompanying consolidated balance sheets of PRAECIS PHARMACEUTICALS INCORPORATED as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of PRAECIS PHARMACEUTICALS INCORPORATED at December 31, 2004 and 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of PRAECIS PHARMACEUTICALS INCORPORATED's internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 10, 2005 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Boston, Massachusetts March 10, 2005

PRAECIS PHARMACEUTICALS INCORPORATED
Consolidated Balance Sheets
(In thousands, except share data)

	December 31,
	2003	2004
Assets
Current assets:
Cash and cash equivalents	$15,687	$11,178
Marketable securities	127,505	72,171
Accounts receivable	—	1,052
Inventory	—	93
Prepaid expenses and other assets	726	952

Total current assets	143,918	85,446
Property and equipment, net	67,713	64,538
Inventory	—	4,136
Due from officer	833	—
Other assets	14	187

Total assets	$212,478	$154,307

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$2,483	$2,191
Accrued expenses	7,707	6,085
Deferred revenue	—	167
Current portion of long-term debt	747	596

Total current liabilities	10,937	9,039
Deferred revenue	—	1,722
Long-term debt	31,880	31,373
Commitments and contingencies
Stockholders' equity:
Common Stock, $0.01 par value; 200,000,000 shares authorized; 52,011,002 shares in 2003 and 52,378,398 shares in 2004 issued and outstanding	520	524
Additional paid-in capital	355,373	355,721
Accumulated other comprehensive income (loss)	73	(169)
Accumulated deficit	(186,305)	(243,903)

Total stockholders' equity	169,661	112,173

Total liabilities and stockholders' equity	$212,478	$154,307

See accompanying notes.

PRAECIS PHARMACEUTICALS INCORPORATED
Consolidated Statements of Operations
(In thousands, except per share data)

	Year Ended December 31,
	2002	2003	2004
Revenues:
Product sales	$—	$—	$2,817
Licensing and other revenues	1,029	—	171

Total revenues	1,029	—	2,988
Costs and expenses:
Cost of goods sold	—	—	1,703
Research and development	56,383	41,847	31,455
Sales and marketing	1,837	5,596	18,880
General and administrative	9,676	9,704	8,653

Total costs and expenses	67,896	57,147	60,691

Operating loss	(66,867)	(57,147)	(57,703)
Interest income	6,113	2,508	1,771
Interest expense	(1,341)	(1,159)	(1,666)
Gain on termination of collaboration agreement	16,020	—	—

Net loss	$(46,075)	$(55,798)	$(57,598)

Basic and diluted net loss per common share	$(0.89)	$(1.08)	$(1.10)

Weighted average number of basic and diluted common shares outstanding	51,678	51,869	52,309

See accompanying notes.

PRAECIS PHARMACEUTICALS INCORPORATED
Consolidated Statements of Stockholders' Equity
(In thousands, except share data)

	Common Stock			Accumulated Other Comprehensive Income (Loss)
			Additional Paid-in Capital		Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2001	51,116,135	$511	$353,887	$730	$(84,432)	$270,696
Net loss					(46,075)	(46,075)
Unrealized loss on marketable securities				(527)		(527)

Total comprehensive loss						(46,602)
Stock compensation			(185)			(185)
Issuance of Common Stock	685,288	7	974			981

Balance at December 31, 2002	51,801,423	518	354,676	203	(130,507)	224,890
Net loss					(55,798)	(55,798)
Unrealized loss on marketable securities				(130)		(130)

Total comprehensive loss						(55,928)
Stock compensation			148			148
Issuance of Common Stock	209,579	2	549			551

Balance at December 31, 2003	52,011,002	520	355,373	73	(186,305)	169,661
Net loss					(57,598)	(57,598)
Unrealized loss on marketable securities				(242)		(242)

Total comprehensive loss						(57,840)
Stock compensation			18			18
Issuance of Common Stock	367,396	4	330			334

Balance at December 31, 2004	52,378,398	$524	$355,721	$(169)	$(243,903)	$112,173

See accompanying notes.

PRAECIS PHARMACEUTICALS INCORPORATED
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2002	2003	2004
Operating activities:
Net loss	$(46,075)	$(55,798)	$(57,598)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	4,704	4,551	4,434
Gain on termination of collaboration agreement	(16,020)	—	—
Stock compensation	(185)	148	18
Changes in operating assets and liabilities:
Accounts receivable	458	—	(1,052)
Inventory	—	—	(4,229)
Prepaid expenses and other assets	221	290	(399)
Due from officer	(933)	100	833
Accounts payable	(11,416)	(802)	(292)
Accrued expenses	(633)	632	(1,622)
Deferred revenue	—	—	1,889

Net cash used in operating activities	(69,879)	(50,879)	(58,018)
Investing activities:
Purchase of available-for-sale securities	(161,286)	(88,786)	(126,622)
Sales and maturities of available-for-sale securities	128,102	115,339	181,714
Proceeds from disposition of property and equipment	—	—	50
Purchase of property and equipment	(1,756)	(1,012)	(1,309)

Net cash (used in) provided by investing activities	(34,940)	25,541	53,833
Financing activities:
Repayments of debt	—	(373)	(658)
Proceeds from the issuance of Common Stock	981	551	334

Net cash provided by (used in) financing activities	981	178	(324)

Decrease in cash and cash equivalents	(103,838)	(25,160)	(4,509)
Cash and cash equivalents at beginning of year	144,685	40,847	15,687

Cash and cash equivalents at end of year	$40,847	$15,687	$11,178

See accompanying notes.

PRAECIS PHARMACEUTICALS INCORPORATED
Notes to Consolidated Financial Statements

1.    Basis of Presentation

The Company

        PRAECIS PHARMACEUTICALS INCORPORATED (the "Company") was incorporated in July 1993 under the laws of the State of Delaware. The Company is engaged in the discovery, development and commercialization of drugs for the treatment of human diseases.

Use of Estimates

        The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Marketable Securities

        The Company invests in marketable securities of highly rated financial institutions and investment-grade debt instruments and limits the amount of credit exposure with any one entity. The Company has classified its marketable securities as "available-for-sale" and, accordingly, carries such securities at aggregate fair value. Unrealized gains and losses, if any, are reported as other comprehensive income in stockholders' equity. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. Realized gains and losses on available-for-sale securities are included in interest income and expense. The cost of securities sold is based on the specific identification method. Interest and dividends are included in interest income. At December 31, 2004, the Company's marketable securities had a maximum estimated life of less than three years with a weighted average maturity of approximately four months.

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

        The Company sells Plenaxis directly to a limited number of authorized specialty pharmaceutical distributors and pharmacies which, in turn, sell the product to physicians and hospital pharmacists. The Company had five significant customers which accounted for 39%, 18%, 16%, 16% and 10% of the Company's product sales in 2004. The Company had no product sales during 2003 and 2002. In order to control credit risk, the Company performs regular credit evaluations of its customers' financial condition. The Company has not realized any credit losses or recorded an allowance for doubtful accounts to date.

Derivatives and Hedging

        In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133"), and its amendments SFAS No. 137 and No. 138, in June 1999 and June 2000, respectively. SFAS No. 133 requires the Company to recognize all derivatives on its balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in fair value of assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. As of December 31, 2004, the Company had no derivative instruments.

Property and Equipment

        Property and equipment are recorded at cost. Depreciation is calculated using the straight-line method over the estimated useful life of the asset as follows:

Building	30 years
Building improvements	30 years or the remaining life of the building, whichever is shorter
Laboratory, computer and office equipment	3-7 years or term of lease, whichever is shorter

        In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company reviews property, plant, and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of such an asset may not be recoverable. Recoverability of these assets is measured by comparison of their carrying amount to the future undiscounted cash flows the assets are expected to generate over their remaining economic life. No revision to the estimated useful life or recorded amount of property and equipment was required.

Revenue Recognition

        The Company follows the provisions of the Securities and Exchange Commission's Staff Accounting Bulletin No. 104, Revenue Recognition. Revenues from product sales are recognized in the period when the product is delivered, provided there is pervasive evidence that an arrangement exists, the price is fixed or determinable and collection of the related receivable is probable. Revenues are recorded net of applicable allowances as provision is made for estimated sales returns, rebates, distributor fees and other applicable discounts and allowances. Shipping and other distribution costs are charged to cost of product sales.

        The Company prepares its provisions for sales returns and allowances, rebates and discounts based primarily on estimates. Contractual allowances and rebates result primarily from sales under contracts with healthcare providers, Medicaid programs and other government agencies. The Company's policy for sales returns allows authorized distributors to return the product three months prior to, and six months after, product expiration. Product shipped during 2004 had an initial approved shelf-life of 24 months with expiration dates of February 2005 and June 2006. At the end of 2004, the FDA approved an extension of the shelf life to 36 months which will be applied to all future commercial lots. The reserve for sales returns is determined by reviewing the history of returns for products with similar characteristics to Plenaxis. The Company also utilizes daily reports itemizing sales to physicians and hospital pharmacies, obtained directly from its authorized distributors, in order to analyze specific account ordering trends. This data is reviewed to monitor product movement through the supply chain to identify remaining inventory that may result in chargebacks or sales returns. The Company estimates that there was approximately $0.3 million of product at distributors at December 31, 2004. The reserves are reviewed at each reporting period and adjusted to reflect data available at that time. The Company accrued approximately $0.3 million in sales return reserves and $0.2 in other revenue reserves as of December 31, 2004. To the extent the Company's estimates of contractual allowances, rebates and sales returns are different from actuals, the Company adjusts the reserve which impacts the amount of product sales revenue recognized in the period of the adjustment. The Company had not received any significant returns through December 31, 2004.

        The Company currently provides substantially all of its distributors with payment terms of up to 120 days on purchases of Plenaxis. Through December 31, 2004, payments have generally been made in a timely manner.

        In April 2004, the Company entered into a license, supply and distribution agreement with Schering AG ("Schering AG"), of Berlin, Germany (the "Schering AG Agreement"). The Schering AG Agreement provides for a combination of upfront, regulatory approval and performance-based milestone payments, as well as a share of revenue through transfer price payments for drug product which will be supplied by the Company. The Company analyzes such multiple element arrangements to determine whether the elements can be separated and accounted for individually as separate units of accounting in accordance with EITF No. 00-21, Revenue Arrangements with Multiple Deliverables. Nonrefundable upfront licensing fees and certain guaranteed, time-based payments that require continuing involvement in the form of development, manufacturing or other commercialization efforts by the Company are recognized as licensing revenue ratably over the period under which the Company is obligated to perform those services. Milestone payments are recognized as licensing revenue or product sales when the performance obligations, as defined in the contract, are achieved, so long as the milestone is deemed to be substantive. Performance milestones typically consist of milestones in the development and/or commercialization of a product, such as obtaining approval from regulatory agencies and the achievement of targeted sales levels. Reimbursements of development costs are recognized as licensing revenue as the related costs are incurred.

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

Segment Information

        SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS No. 131"), established standards for reporting information on operating segments in interim and annual financial statements. Under SFAS No. 131, the Company operates in one segment, the discovery, development and commercialization of drugs for the treatment of human diseases. The Company does not operate any material separate lines of business with respect to its products or product candidates. Accordingly, the Company does not accumulate discrete financial information with respect to separate product areas and does not have separately reportable segments. Substantially all of the Company's revenues are currently generated within the United States.

Research and Development

        Research and development costs, including those associated with technology, licenses and patents, are expensed as incurred. Research and development costs include primarily costs related to ongoing clinical programs, manufacturing and materials inventory costs for use in clinical trials, salaries, lab supplies and other fixed facility costs used in the Company's research and development operations.

Advertising Costs

        All advertising costs are expensed as incurred. Advertising expenses were zero in 2002, and approximately $0.2 million in 2003 and $2.0 million in 2004.

Stock-Based Compensation

        The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB No. 25") and related interpretations, in accounting for its stock-based employee compensation plans using the intrinsic value method, rather than the alternative fair value accounting method provided for under SFAS No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123"), as SFAS No. 123 requires the use of option valuation models that were not developed for use in valuing employee stock options. Under APB No. 25, when the exercise price of options granted to employees under these plans equals the market price of the underlying stock on the date of grant, no compensation expense is required. The Company also follows the provisions of SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123 ("SFAS No. 148").

        Had compensation expense for the Company's stock option plans been determined based on the fair value at the grant date for awards under these plans, consistent with the methodology prescribed under SFAS No. 123, the Company's net loss and net loss per share would have approximated the pro forma amounts indicated below (in thousands, except per share data):

	Year Ended December 31,
	2002	2003	2004
Net loss, as reported	$(46,075)	$(55,798)	$(57,598)
Deduct/(add): Stock compensation cost as computed under APB No. 25, included in the determination of net loss as reported	(185)	148	18
Deduct: Stock-based compensation cost that would have been included in the determination of net loss as reported if the fair value method had been applied to all awards	(10,792)	(10,136)	(11,475)

Pro forma net loss	$(57,052)	$(65,786)	$(69,055)

Basic and diluted net loss per common share, as reported	$(0.89)	$(1.08)	$(1.10)

Basic and diluted net loss per common share, pro forma	$(1.10)	$(1.27)	$(1.32)

        The fair value of the stock options at the date of grant was estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

	2002	2003	2004
Risk-free interest rate	4.0%	4.0%	4.0%
Expected life (years)	6	6	6
Volatility	103%	84%	82%

        The Company has never declared or paid any cash dividends on any of its capital stock and does not expect to do so in the foreseeable future.

Accounting Pronouncements

        In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment—An Amendment of FASB Statements No. 123 and 95 ("SFAS No. 123R"), which requires all companies to measure compensation cost for all share-based payments, including employee stock options, at fair value, effective for public companies for interim or annual periods beginning after June 15, 2005. Generally, the approach in SFAS No. 123R is similar to the approach described in SFAS No. 123. However, SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The adoption of SFAS No. 123R will have a significant impact on the Company's results of operations, although it will have no impact on the Company's overall financial position. The Company is evaluating SFAS No. 123R and has not yet determined the amount of stock option expense which will be incurred in future periods.

        In December 2004, the FASB issued SFAS No. 151, Inventory Costs ("SFAS No. 151"). SFAS No. 151 requires abnormal amounts of inventory costs related to idle facility, freight handling and wasted material expenses to be recognized as current period charges. Additionally, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The standard is effective for fiscal years beginning after June 15, 2005. The Company does not believe that the adoption of SFAS No. 151 will have a material impact on its consolidated financial statements.

Comprehensive Loss

        SFAS No. 130, Reporting Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the consolidated financial statements. The Company's accumulated other comprehensive loss is comprised of net unrealized gains or losses on available-for-sale securities. The Company's comprehensive loss was as follows:

	Year Ended December 31,
	2002	2003	2004
	(in thousands)
Net loss	$(46,075)	$(55,798)	$(57,598)
Changes in comprehensive loss:
Net unrealized holding losses on investments	(527)	(130)	(242)

Total comprehensive loss	$(46,602)	$(55,928)	$(57,840)

Net Loss Per Share

        Basic net loss per share is based on the weighted average number of shares of common stock, par value $.01 per share ("Common Stock") outstanding. For all years presented, diluted net loss per share of Common Stock is the same as basic net loss per share of Common Stock as the inclusion of Common Stock equivalents, including the effect of stock options and warrants, would be antidilutive due to the Company's net loss position for all periods presented. Diluted net loss per share of Common Stock excluded 7,061,441, 8,357,077 and 7,820,906 Common Stock options for the years ended 2002, 2003 and 2004, respectively.

Reclassification

        Certain amounts reported in previous periods have been reclassified to conform to the current period presentation.

3.    Marketable Securities

        The Company's marketable securities, which are classified as available-for-sale, are as follows:

	December 31, 2004
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
U.S. government agencies:
Estimated life of one year or less	$9,974	$—	$(32)	$9,942
Estimated life of one to three years	13,081	—	(123)	12,958
U.S. auction rate debt securities:
Estimated life of one to three years	40,902	—	—	40,902
U.S. corporate securities:
Estimated life of one year or less	5,236	—	(1)	5,235
Estimated life of one to three years	3,147	—	(13)	3,134

Total marketable securities	$72,340	$—	$(169)	$72,171

	December 31, 2003
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
U.S. government agencies:
Estimated life of one year or less	$5,126	$14	$—	$5,140
Estimated life of one to three years	10,068	17	—	10,085
U.S. auction rate debt securities:
Estimated life of one to three years	71,843	—	—	71,843
U.S. corporate securities:
Estimated life of one year or less	8,766	—	(9)	8,757
Estimated life of one to three years	31,629	77	(26)	31,680

Total marketable securities	$127,432	$108	$(35)	$127,505

4.    Inventory

        Inventory is stated at the lower of cost or market with cost determined under the first-in/first-out ("FIFO") method. The Company will write down any obsolete, excess or otherwise unmarketable inventory to its estimated net realizable value, as necessary. If the net realizable value is determined to be less than that estimated by the Company, additional inventory write-downs may be required in future periods.

        The components of inventory are as follows:

	December 31,
	2003	2004
	(in thousands)
Raw materials	$—	$1,644
Work-in-process	—	2,442
Finished goods	—	143

Total inventory	—	4,229
Less current portion	—	(93)

Long-term inventory	$—	$4,136

        Raw materials, work-in-process and finished goods inventories consist of materials, labor and manufacturing overhead. The Company classifies any inventory that is estimated to be sold in the next twelve months as current inventory, with the remaining amount classified as long-term inventory. The current portion of inventory at December 31, 2004 was approximately $93,000. Much of the raw material used to produce Plenaxis (including the active pharmaceutical ingredient) was expensed as research and development costs prior to the FDA granting approval for the commercial sale of Plenaxis in the United States.

5.    Due from Officer

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

6.    Property and Equipment

        Property and equipment consist of the following:

	December 31,
	2003	2004
	(in thousands)
Building	$57,010	$56,675
Land	10,500	10,500
Laboratory, computer and office equipment	16,384	16,808
Construction in progress	—	768

	83,894	84,751
Less: accumulated depreciation	16,181	20,213

	$67,713	$64,538

7.    Accrued Expenses

        Accrued expenses consist of the following:

	December 31,
	2003	2004
	(in thousands)
Clinical trial costs	$2,642	$1,913
Accrued compensation	1,833	1,831
Unvouchered invoices	1,054	144
Professional services	469	671
Other	1,709	1,526

	$7,707	$6,085

8.    Stockholders' Equity

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

Employee Stock Purchase Plan

        Under the Company's Amended and Restated Employee Stock Purchase Plan (the "ESPP"), eligible employees may purchase shares of Common Stock at a price per share equal to 85% of the lower of the fair market value per share of Common Stock at the beginning or the end of each six month period during the term of the ESPP. Participation is limited to the lesser of 10% of the employee's compensation or $25,000 in any calendar year. In May 2003, the stockholders of the Company approved an amendment to the ESPP extending the term of this plan through 2005 and increasing the number of shares authorized for issuance to 400,000 shares. During 2002, 2003 and 2004, the Company issued 53,571, 55,866 and 37,071 shares of Common Stock, respectively, under the ESPP.

Stock Option Plan

        The Company's Third Amended and Restated 1995 Stock Plan (the "Plan") allows for the granting of incentive and nonqualified options and awards to purchase shares of Common Stock. Incentive options granted to employees under the Plan generally vest at 20% on the first anniversary of the date of grant, with the remaining shares vesting equally over four years following such anniversary date. Nonqualified options issued to non-employee directors and consultants under the Plan generally vest during their period of service with the Company. Options granted under the Plan have a maximum term of ten years from the date of grant. At December 31, 2004, a total of 15,875,000 shares of Common Stock were approved for issuance under the Plan.

        Information regarding options under the Plan is summarized below (in thousands, except price per share data):

	2002		2003		2004
	Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
Options outstanding at January 1,	6,659	$8.54	7,061	$7.82	8,357	$7.33
Granted	1,779	3.30	1,596	5.15	2,043	3.24
Exercised	(632)	1.31	(154)	2.39	(330)	0.67
Cancelled	(745)	9.07	(146)	9.14	(2,249)	6.83

Options outstanding at December 31,	7,061	$7.82	8,357	$7.33	7,821	$6.69

Options exercisable at December 31,	3,330	$6.70	4,632	$6.82	4,567	$7.16

        The weighted average per share fair value of options granted was $2.75 in 2002, $3.70 in 2003, and $2.38 in 2004. At December 31, 2004, there were 11,222,974 shares of Common Stock reserved for the exercise of stock options and for issuances under the ESPP, including 3,193,605 options available for future grant under the Plan.

        The following table presents weighted average exercise price and weighted average remaining contractual life information about significant option groups outstanding at December 31, 2004 (option amounts in thousands):

Exercise Price	Options Outstanding	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Options Exercisable	Weighted- Average Exercise Price
$0.13–$1.60	855	1.7	$0.61	788	$0.64
$1.61–$6.38	4,941	6.6	$3.89	2,563	$4.54
$6.39–$16.25	1,212	7.3	$9.16	715	$10.11
$16.26–$42.00	813	5.8	$26.39	501	$26.59

	7,821			4,567

9.    Income Taxes

        The Company has reported no income tax provision or benefit in 2002, 2003 or 2004 due to the significant net operating losses in these years as well as limitations on the recognition of deferred tax assets for financial reporting purposes.

        A reconciliation of the Company's income tax provision to the statutory federal provision is as follows:

	Year Ended December 31,
	2002	2003	2004
	(in thousands)
Statutory federal income tax benefit	$(15,614)	$(18,971)	$(19,583)
Increase in valuation allowance	15,570	18,921	19,435
Other	44	50	148

Income tax provision	$—	$—	$—

        Significant components of the Company's deferred tax assets are as follows:

	December 31,
	2003	2004
	(in thousands)
Deferred tax assets:
Net operating losses	$69,531	$91,961
Deferred revenue	—	761
Property and equipment	9,793	10,321
Accrued expenses	1,066	286
Research and development tax credits	5,953	7,259
Other	113	111

Total deferred tax assets	86,456	110,699
Valuation allowance	(86,456)	(110,699)

	$—	$—

        At December 31, 2003 and 2004, the Company has provided a valuation allowance for the value of the deferred tax assets. The valuation allowance increased by $22.3 million in 2003 and $24.2 million in 2004 due primarily to the increase in net operating losses and tax credit carryforwards. The Company has federal net operating loss carryforwards in the amount of approximately $226.0 million, which expire through 2024. Due to anticipated operating losses in the future, the Company believes that it is more likely than not that it will not realize the net deferred tax assets in the future and has provided an appropriate valuation allowance.

        Any subsequent recognized tax benefits relating to a reduction in the valuation allowance for deferred tax assets as of December 31, 2004 would be allocated as follows (in thousands):

Reported in the statement of operations	$106,020
Reported in additional paid-in capital	4,679

$110,699

10.    Corporate Collaborations

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

Amgen Agreement

        In March 1999, the Company entered into a binding agreement in principle (the "License Agreement") with Amgen Inc. ("Amgen") for the development and commercialization of the Company's Plenaxis products. In September 2001, Amgen notified the Company that it was terminating the License Agreement effective December 17, 2001. At that time, the Company accrued an estimate of its potential liability of approximately $29.1 million under the License Agreement. Under the terms of the termination agreement with Amgen, the Company paid $13.0 million in full and complete satisfaction of all amounts payable under the License Agreement and in consideration of the transfer from Amgen to the Company of title to, and possession of, existing materials inventory. As a result, the Company recognized a gain of $16.0 million during the third quarter of 2002.

Schering AG Agreement

        In April 2004, the Company entered into the Schering AG Agreement, under which the Company granted exclusive rights to Schering AG to commercialize Plenaxis in the field of prostate cancer in Europe, Russia, the Middle East, South Africa, Australia and New Zealand (the "Licensed Territory"). The Schering AG Agreement provides for a combination of upfront, regulatory approval and performance-based milestone payments, as well as a share of revenue through transfer price payments for drug product which will be supplied by the Company. The transfer price will vary based upon net sales of Plenaxis, as well as pricing and reimbursement levels, in the Licensed Territory. The milestone payments to the Company may total over time up to approximately $90.0 million, depending upon

Euro/U.S. Dollar conversion rates, and the attainment of specified annual sales levels which the majority of the milestone payments are conditioned upon. The Company received a $2.0 million signing payment from Schering AG during the second quarter of 2004, which the Company is recognizing into revenues over the remaining patent life of Plenaxis in Europe of approximately twelve years. As of December 31, 2004, the Company has recognized approximately $0.1 million in revenues under the Schering AG Agreement.

11.    Building and Related Mortgage Financing

        In July 2000, in connection with the purchase of the Company's corporate headquarters and research facility in Waltham, Massachusetts, the Company's wholly owned real estate subsidiary executed an acquisition and construction loan agreement that provided for up to $33.0 million in borrowings at a floating interest rate indexed to 30-day LIBOR. In July 2003, the Company exercised the first of two one-year extension options extending the maturity date of the loan until July 30, 2004. In connection with this extension, the subsidiary entered into an interest rate cap agreement which limited exposure to interest rate increases above a certain threshold through July 30, 2004.

        In June 2004, the Company amended its acquisition and construction loan agreement (the "Amended Loan Agreement") to extend the maturity date of the loan and modify certain other terms of the original agreement. Under the Amended Loan Agreement, on July 30, 2009 the principal amount then outstanding is due and payable in full, subject to two one-year extension options which are exercisable at the Company's election provided the Company is in compliance with certain financial covenants. The outstanding principal bears interest at a fixed rate of 5.95% through April 2009 and at a floating rate for the remainder of the term. Principal and interest are payable through a fixed monthly payment of approximately $207,000, with the principal portion being calculated using a 25-year amortization schedule. Interest paid under the loan agreement approximated interest expense in 2002, 2003 and 2004.

        The Amended Loan Agreement also provides for certain additional financial operating covenants, one of which was effective immediately and the remainder of which will become effective as of December 31, 2006. The covenant which was immediately effective is tested on a quarterly basis and requires that the Company maintain $25.0 million in unrestricted cash, cash equivalents and marketable securities.

12.    Commitments and Contingencies

Indiana University Foundation ("IUF") License Agreement

        The Company has a license agreement with IUF, which was assigned by IUF to IUF's Advanced Research and Technology Institute, Inc., with respect to rights to Plenaxis and certain related technology. Under the license agreement, the Company has agreed to pay (a) fees of $0.3 million, (b) up to an additional $4.3 million upon achievement of specific milestones and (c) a royalty percentage of net sales of licensed products. The Company made milestone payments of $1.0 million in 2003, and milestone and royalty payments of approximately $1.0 million in 2004 under the IUF agreement. These amounts have been recorded as expenses during the periods amounts were paid. As of December 31, 2004, $1.5 million in milestones remained subject to future achievement.

Baxter Pharmaceutical Solutions LLC ("Baxter")

        On December 4, 2002, the Company signed a five-year commercial supply agreement (the "Baxter Agreement") with Baxter related to the fill and finish steps of the manufacturing process for Plenaxis. In January 2005, the first anniversary of the first commercial shipment of Plenaxis, the minimum annual purchase commitment increased to $650,000 through 2007. The Company made payments under the Baxter Agreement of approximately $1.8 million and $1.0 million during 2003 and 2004, respectively.

Cambrex Charles City, Inc. ("Cambrex")

        In July 1998, the Company entered into a seven-year supply agreement with Cambrex (formerly Salsbury Chemicals, Inc.) for the manufacture of the commercial depot formulation of Plenaxis. In July 2004, the supply agreement was amended. The Company retains all rights in manufacturing technology developed in connection with this agreement. Under the amendment, the term of the original agreement was extended for an additional five years (through July 2010) and the minimum annual purchase commitment through 2010 was increased to $900,000. The Company made payments to Cambrex of approximately $0.6 million, $0.6 million and $1.1 million during 2002, 2003 and 2004, respectively.

UCB S.A. ("UCB")

        In August 2004, the Company amended its Development and Supply Agreement dated as of June 21, 2000 with UCB (the "UCB Agreement"). The UCB Agreement was assigned to the Company by Amgen Inc. effective as of December 17, 2001. The UCB Agreement provides for the supply by UCB of commercial volumes of the active pharmaceutical ingredient ("API") for Plenaxis. Under the amendment, the Company has committed to purchase a specified quantity of API for delivery in 2005 (at a lower price than would otherwise be applicable under the UCB Agreement), for an aggregate purchase price of $3.9 million, $1.6 million of which was included in current liabilities as of December 31, 2004, with the remainder due upon the later of the delivery of the API and December 31, 2005. Such API will be produced using quantities of materials in UCB's inventory purchased by UCB pursuant to forecasts submitted to UCB prior to 2001 under the terms of the UCB Agreement (the "Materials").

        In addition, the Company has committed to purchase the remaining Materials for an aggregate purchase price of approximately $3.4 million. The Company is required to purchase a specified quantity of such Materials each year beginning in 2006 and ending in 2009. UCB has granted the Company the option, in lieu of purchasing the remaining Materials, to purchase each year, at the same reduced price as noted above, specified quantities of API produced using such Materials. The option can be exercised in whole or in part. Materials purchased in one year can be utilized at a later date for the manufacture of API, and the Company will be credited the cost of such previously purchased Materials. The Company made payments under the UCB Agreement of approximately $12.3 million, $4.3 million and $1.1 million during 2002, 2003 and 2004, respectively.

Litigation

        In December 2004 and January 2005, the Company, Chairman and (now former) Chief Executive Officer Malcolm Gefter, President and (now former) Chief Operating Officer Kevin F. McLaughlin, Chief Financial Officer and Treasurer Edward C. English, and former President and Chief Operating Officer William K. Heiden, were named as defendants in three purported class action securities lawsuits filed in the United States District Court for the District of Massachusetts. The complaints generally allege securities fraud during the period from November 25, 2003 through December 6, 2004. Each of the complaints purports to assert claims under Sections 10(b) and 20(a) of the Securities and Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, and alleges that the Company and the individually named defendants made materially false and misleading public statements concerning the Company's business and financial results, particularly relating to statements regarding the commercialization of Plenaxis.

        On February 7, 2005, a motion was filed to consolidate the three actions and to appoint lead plaintiffs and lead counsel. On February 18, 2005, the Company and the individual defendants filed a brief response to that motion, reserving their rights to challenge the adequacy and typicality, among other things, of the proposed lead plaintiffs in connection with class certification proceedings, if any. The Court has not yet entered any Orders regarding the consolidation of the pending cases or the appointment of lead plaintiffs and approval of such plaintiffs' selection of lead counsel. At this time, plaintiffs have not specified the amount of damages they are seeking in the actions.

        The Company has not recorded an estimated liability associated with the legal proceedings described above. Due to the uncertainties related to both the likelihood and the amount of any potential loss, we are unable to make a reasonable estimate of the liability that could result from an unfavorable outcome. Management believes that the allegations against the Company are without merit, and the Company intends to vigorously defend against the plaintiffs' claims. However, if the Company is not successful in defending these actions, its business and financial condition could be adversely affected.

Exhibit Index

Exhibit No.	Exhibit
3.1	Amended and Restated Certificate of Incorporation (2)
3.2	Third Amended and Restated By-Laws (10)
4.1	Specimen certificate representing shares of common stock (1)
4.2	Specimen certificate representing shares of common stock (including Rights Agreement Legend) (5)
4.3	Rights Agreement between PRAECIS and American Stock Transfer & Trust Company, as Rights Agent (6)
4.4	Form of Certificate of Designations of Series A Junior Participating Preferred Stock (attached as Exhibit A to the Rights Agreement filed as Exhibit 4.3 hereto) (6)
4.5	Form of Rights Certificate (attached as Exhibit B to the Rights Agreement filed as Exhibit 4.3 hereto) (6)
10.1*	Third Amended and Restated 1995 Stock Plan (14)
10.2*	Form of Incentive Stock Option Agreement (17)
10.3*	Form of Non-Qualified Stock Option Agreement (17)
10.4*	Executive Management Bonus Plan, as amended and restated as of September 12, 2002 (9)
10.5*	Amended and Restated Employee Stock Purchase Plan (11)
10.6*	Management Incentive Program (10)
10.7*	Amended and Restated Stockholders Agreement dated as of April 30, 1998 by and among PRAECIS and certain stockholders referred to therein, as amended by Amendment No. 1 dated as of May 14, 1998, Amendment No. 2 dated as of July 21, 1998 and Amendment No. 3 dated as of January 31, 2000 (1)
10.8*	Amendment No. 4 dated as of September 1, 2000 to Amended and Restated Stockholders Agreement dated as of April 30, 1998 by and among PRAECIS and certain stockholders referred to therein, as amended (4)
10.9*	Letter Agreement dated as of May 9, 2002 between PRAECIS and William K. Heiden (8)
10.10*	Promissory Note dated May 16, 2002 executed by William K. Heiden in favor of PRAECIS (8)
10.11*	Amendment dated March 29, 2004 to Letter Agreement dated as of May 9, 2002 between PRAECIS and William K. Heiden (13)
10.12*	Letter Agreement dated as of May 9, 2002 between PRAECIS and Malcolm L. Gefter, Ph.D. (8)
10.13*	Letter Agreement dated as of May 9, 2002 between PRAECIS and Kevin F. McLaughlin (8)
10.14*	Letter Agreement dated as of May 9, 2002 between PRAECIS and Marc B. Garnick, M.D. (8)
10.15*	Letter Agreement dated as of September 16, 2004 between PRAECIS and Edward C. English (16)
10.16*	Letter Agreement dated as of September 16, 2004 between PRAECIS and Richard W. Wagner, Ph.D. (16)
10.17*	Letter Agreement dated as of November 11, 2004 between PRAECIS and Michael J. Keavany
10.18*	Summary of Executive Officer and Non-Employee Director Compensation Arrangements for 2005
10.19†	License Agreement effective as of October 17, 1996 by and between PRAECIS and Indiana University Foundation, as amended as of June 3, 1998 (1)
10.20†	Supply Agreement dated as of July 23, 1998 by and between PRAECIS and Salsbury Chemicals, Inc. (1)
10.21†	Amendment No. 2 dated as of July 1, 2004 by and between PRAECIS and Cambrex Charles City, Inc. (formerly Salsbury Chemicals, Inc.) to the Supply Agreement dated as of July 23, 1998 by and between PRAECIS and Salsbury Chemicals, Inc., as amended (15)

10.22†	Development and Supply Agreement effective as of June 21, 2000 by and between UCB S.A. and Amgen Inc., as amended by Amendment No. 1 thereto dated as of March 26, 2002 (together with the Assignment of Development and Supply Agreement entered into January 18, 2002 and effective as of December 17, 2001 by and between Amgen Inc. and PRAECIS) (7)
10.23††	Amendment No. 2 dated as of August 30, 2004 to the Development and Supply Agreement effective as of June 21, 2000 by and between PRAECIS and UCB S.A. (17)
10.24†	Commercial Supply Agreement dated December 4, 2002 and effective as of June 1, 2002 by and between Baxter Pharmaceutical Solutions LLC and PRAECIS (10)
10.25	Termination Agreement dated as of August 19, 2002 by and between PRAECIS and Amgen Inc. (9)
10.26†	License, Supply and Distribution Agreement dated April 27, 2004 by and between the PRAECIS and Schering AG (15)
10.27	Contract of Sale dated as of January 14, 2000 by and between Best Property Fund, L.P. and PRAECIS, as amended as of February 7, 2000 (1)
10.28	Acquisition and Construction Loan Agreement dated as of July 11, 2000 between 830 Winter Street LLC and Anglo Irish Bank Corporation plc and related Loan and Security Agreements (3)
10.29	First Amendment to Acquisition and Construction Loan Agreement dated as of July 11, 2000 between 830 Winter Street LLC and Anglo Irish Bank Corporation plc, together with related Loan Security and Assignment Agreements, each as amended as of June 28, 2004 (15)
10.30	Guaranty of Non-Recourse Exceptions dated as of July 11, 2000 (3)
10.31	First Amendment to and Reaffirmation of Guaranty of Non-Recourse Exceptions dated as of June 28, 2004 by and between PRAECIS and Anglo Irish Bank Corporation plc (15)
10.32	Environmental Compliance and Indemnity Agreement dated as of July 11, 2000 executed by 830 Winter Street LLC and PRAECIS (3)
10.33	First Amendment to and Reaffirmation of Environmental Compliance and Indemnity Agreement dated as of June 28, 2004 by and between 830 Winter Street LLC, PRAECIS and Anglo Irish Bank Corporation plc (15)
10.34	Lease Agreement dated as of July 11, 2000 between 830 Winter Street LLC, as landlord, and PRAECIS, as tenant (3)
21.1	List of Subsidiaries of PRAECIS (12)
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm
24.1	Power of Attorney (included on the signature page of this Report on Form 10-K)
31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

(8)
Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 filed with the Securities and Exchange Commission on August 12, 2002.

(9)
Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 filed with the Securities and Exchange Commissio n on November 13, 2002.

(10)
Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 2002 filed with the Securities and Exchange Commission on March 19, 2003.

(11)
Incorporated by reference to Registration Statement on Form S-8 (Registration No. 333-106012) filed with the Securities and Exchange Commission on June 11, 2003.

(12)
Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 2003 filed with the Securities and Exchange Commission on March 15, 2004.

(13)
Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 filed with the Securities and Exchange Commission on May 10, 2004.

(14)
Incorporated by reference to Registration Statement on Form S-8 (Registration No. 333-116188) filed with the Securities and Exchange Commission on June 4, 2004.

(15)
Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 filed with the Securities and Exchange Commission on August 9, 2004.

(16)
Incorporated by reference to Current Report on Form 8-K filed with the Securities and Exchange Commission on September 21, 2004.

(17)
Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 filed with the Securities and Exchange Commission on November 9, 2004.

QuickLinks

PRAECIS PHARMACEUTICALS INCORPORATED
ANNUAL REPORT ON FORM 10-K
TABLE OF CONTENTS
PART I
  ITEM 1. BUSINESS.
  ITEM 2. PROPERTIES.
  ITEM 3. LEGAL PROCEEDINGS.
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
PART II
  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
  ITEM 6. SELECTED FINANCIAL DATA.
  ITEM 7. MANAGEMENT'S DISCUSSON AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
  ITEM 9A. CONTROLS AND PROCEDURES.
  ITEM 9B. OTHER INFORMATION.
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
  ITEM 11. EXECUTIVE COMPENSATION.
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
  ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.
PART IV
  ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.
SIGNATURE
Report of Independent Registered Public Accounting Firm
PRAECIS PHARMACEUTICALS INCORPORATED Consolidated Balance Sheets (In thousands, except share data)
PRAECIS PHARMACEUTICALS INCORPORATED Consolidated Statements of Stockholders' Equity (In thousands, except share data)
PRAECIS PHARMACEUTICALS INCORPORATED Notes to Consolidated Financial Statements
Exhibit Index