Form 10-Q
period 2005-03-31
PRAECIS PHARMACEUTICALS INC
filed 2005-05-06
CIK 1033025

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

As of April 29, 2005, there were 52,423,851 shares of the registrant’s common stock, $.01 par value, outstanding.

PRAECIS PHARMACEUTICALS INCORPORATED
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2005

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

PRAECIS PHARMACEUTICALS INCORPORATED
Condensed Consolidated Balance Sheets
(In thousands, except share data)
(Unaudited)

	December 31,	March 31,
	2004	2005

Assets
Current assets:
Cash and cash equivalents	$11,178	$43,547
Marketable securities	72,171	25,023
Accounts receivable	1,052	954
Inventory	93	115
Prepaid expenses and other current assets	952	747

Total current assets	85,446	70,386

Property and equipment, net	64,538	63,736
Inventory	4,136	4,905
Other assets	187	175

Total assets	$154,307	$139,202

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,191	$544
Accrued expenses	6,085	5,077
Deferred revenue	167	167
Current portion of long-term debt	596	605

Total current liabilities	9,039	6,393

Deferred revenue	1,722	1,681
Long-term debt	31,373	31,218

Commitments and contingencies

Stockholders’ equity:
Common Stock, $0.01 par value; 200,000,000 shares authorized; 52,378,398 shares in 2004 and 52,423,851 shares in 2005 issued and outstanding	524	524
Additional paid-in capital	355,721	355,794
Accumulated other comprehensive loss	(169)	(160)
Accumulated deficit	(243,903)	(256,248)

Total stockholders’ equity	112,173	99,910

Total liabilities and stockholders’ equity	$154,307	$139,202

See accompanying notes.

PRAECIS PHARMACEUTICALS INCORPORATED
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2004	2005

Revenues:
Product sales	$411	$804
Licensing and other revenues	50	77
Total revenues	461	881

Costs and expenses:
Cost of goods sold	1,134	181
Research and development	7,871	7,283
Sales and marketing	4,080	3,657
General and administrative	2,984	1,978
Total costs and expenses	16,069	13,099

Operating loss	(15,608)	(12,218)

Interest income (expense), net	228	(127)

Net loss	$(15,380)	$(12,345)

Basic and diluted net loss per common share	$(0.29)	$(0.24)

Weighted average number of basic and diluted common shares outstanding	52,147	52,423

See accompanying notes.

PRAECIS PHARMACEUTICALS INCORPORATED
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2004	2005
Operating activities:
Net loss	$(15,380)	$(12,345)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	1,174	962
Stock compensation	15	—
Changes in operating assets and liabilities:
Accounts receivable	(395)	98
Inventory	(1,172)	(791)
Prepaid expenses and other assets	(566)	217
Due from officer	25	—
Accounts payable	(578)	(1,647)
Accrued expenses	(330)	(1,008)
Deferred revenue	—	(41)

Net cash used in operating activities	(17,207)	(14,555)

Investing activities:
Purchase of available-for-sale securities	(31,614)	(13,094)
Sales or maturities of available-for-sale securities	45,135	60,251
Purchase of property and equipment	(195)	(160)

Net cash provided by investing activities	13,326	46,997

Financing activities:
Repayments of debt	(187)	(146)
Proceeds from the issuance of Common Stock	187	73

Net cash used in financing activities	—	(73)

(Decrease) increase in cash and cash equivalents	(3,881)	32,369
Cash and cash equivalents, beginning of period	15,687	11,178

Cash and cash equivalents, end of period	$11,806	$43,547

See accompanying notes.

PRAECIS PHARMACEUTICALS INCORPORATED
Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.                                      Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared by PRAECIS PHARMACEUTICALS INCORPORATED (the “Company”) in accordance with accounting principles generally accepted in the United States and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. It is suggested that the financial statements be read in conjunction with the audited financial statements and the accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

The information furnished reflects all adjustments which, in the opinion of management, are considered necessary for a fair presentation of results for the interim periods. Such adjustments consist only of normal recurring items. It should also be noted that results for the interim periods are not necessarily indicative of the results expected for the full year or any future period.

The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2.                                      Summary of Significant Accounting Principles

Principles of Consolidation

The accompanying condensed consolidated financial statements include the Company’s accounts and the accounts of its wholly owned subsidiaries, 830 Winter Street LLC and PRAECIS Europe Limited. All significant intercompany account balances and transactions between the companies have been eliminated.

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

The components of inventory are as follows:

	December 31, 2004	March 31, 2005
	(in thousands)

Raw materials	$1,644	$1,844
Work-in-process	2,442	3,048
Finished goods	143	128
Total inventory	4,229	5,020
Less current portion	(93)	(115)
Long-term inventory	$4,136	$4,905

Raw materials, work-in-process and finished goods inventories consist of materials, labor and manufacturing overhead. The Company classifies any inventory that is estimated to be sold in the next twelve months as current inventory, with the remaining amount classified as long-term inventory. The current portion of inventory at March 31, 2005 was approximately $115,000. Much of the raw material used to produce Plenaxis® (including the active pharmaceutical ingredient) was expensed as research and development costs prior to the FDA granting approval for the commercial sale of Plenaxis® in the United States.

Impairment or Disposal of Long-Lived Assets.

Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”), requires that if the sum of the undiscounted future cash flows expected to result from a company’s asset, net of interest charges, is less than the reported value of the asset, an asset impairment may be recognized in the financial statements if the reported value of the asset exceeds the fair value determined by either a quoted market price, if any, or a value determined by utilizing a discounted cash flow technique.  The Company evaluates its property, plant and equipment for impairment whenever indicators of impairment exist. The amount of the impairment to be recognized is calculated by subtracting the fair value of the asset from the reported value of the asset. Through March 31, 2005, no revision to the estimated useful life or recorded amount of property and equipment was required.

Stock-Based Compensation

The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”) and related interpretations, in accounting for its stock-based employee compensation plans using the intrinsic value method, rather than the alternative fair value accounting method provided for under SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), as SFAS No. 123 requires the use of option valuation models that were not developed for use in valuing employee stock options. Under APB No. 25, when the exercise price of options granted to employees under these plans equals the market price of the underlying stock on the date of grant, no compensation expense is required. The Company also follows the provisions of SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123.

Had compensation expense for the Company’s stock option plans been determined based on the fair value at the grant date for awards under these plans, consistent with the methodology prescribed under SFAS No. 123, the Company’s net loss and net loss per share would have approximated the pro forma amounts indicated below (in thousands, except per share data):

	Three Months Ended March 31,
	2004	2005
Net loss, as reported	$(15,380)	$(12,345)
Add: Stock based compensation cost as computed under APB No. 25, included in the determination of net loss as reported	15	—
Deduct: Stock-based employee compensation cost that would have been included in the determination of net loss as reported if the fair value method had been applied to all awards	(2,973)	(2,810)
Pro forma net loss	$(18,338)	$(15,155)
Basic and diluted net loss per common share, as reported	$(0.29)	$(0.24)
Basic and diluted net loss per common share, pro forma	$(0.35)	$(0.29)

The fair value of the stock options at the date of grant was estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

	2004	2005
Risk-free interest rate	4.00%	4.24%
Expected life (years)	6.0	6.1
Volatility	84.0%	80.8%

The Company has never declared nor paid any cash dividends on any of its capital stock and does not expect to do so in the foreseeable future.

In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment – An Amendment of FASB Statements No. 123 and 95 (“SFAS No. 123R”), which requires all companies to measure compensation cost for all share-based payments, including employee stock options, at fair value. SFAS No. 123R was originally effective for public companies for interim or annual periods beginning after June 15, 2005. In April 2005, the SEC amended the compliance dates for SFAS No. 123R to allow companies to implement SFAS No. 123R at the beginning of their next fiscal year, January 2006 for the Company. Generally, the approach in SFAS No. 123R is similar to the approach described in SFAS No. 123. However, SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The adoption of SFAS No. 123R will have a significant impact on the Company’s results of operations, although it will have no impact on the Company’s overall financial position. In March 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107 (“SAB No. 107”), which expressed the views of the SEC regarding the interaction between SFAS No. 123R and certain SEC rules and regulations. SAB No. 107 provides guidance related to the valuation of share-based payment arrangements for public companies, including assumptions such as expected volatility and expected term. The Company is evaluating SFAS No. 123R and SAB No. 107 and has not yet determined the amount of stock option expense which will be incurred in future periods.

Revenue Recognition

The Company follows the provisions of the SEC’s SAB No. 104, Revenue Recognition. Revenues from product sales are recognized in the period when the product is delivered, provided there is persuasive evidence that an arrangement exists, the price is fixed or determinable and collection of the related receivable is reasonably assured. Revenues are recorded net of applicable allowances as provision is made for estimated sales returns, rebates, distributor fees and other applicable discounts and allowances. Shipping and other distribution costs are charged to cost of product sales.

The Company prepares its provisions for sales returns and allowances, rebates and discounts based primarily on estimates. Contractual allowances and rebates result primarily from sales under contracts with healthcare providers, Medicaid programs and other government agencies. The Company’s policy for sales returns allows authorized distributors to return the product three months prior to, and six months after, product expiration. Product shipped during 2004 had an initial approved shelf-life of 24 months with expiration dates of February 2005 and June 2006. Product shipped during the first quarter of 2005 also had a 24-month shelf-life with an expiration date of June 2006. At the end of 2004, the FDA approved an extension of the shelf life of Plenaxis® to 36 months which will be applied to all future commercial lots. The reserve for sales returns is determined by reviewing the history of returns for products with similar characteristics to Plenaxis®. The Company also utilizes daily reports itemizing sales to physicians and hospital pharmacies, obtained directly from its authorized distributors, in order to analyze specific account ordering trends. This data is reviewed to monitor product movement through the supply chain to identify remaining inventory that may result in chargebacks or sales returns. The Company estimates that there was approximately $0.3 million of product at distributors at March 31, 2005. The reserves are reviewed at each reporting period and adjusted to reflect data available at that time. The Company had accrued approximately $0.3 million in sales return reserves and $0.2 million in other revenue reserves as of March 31, 2005. To the extent the Company’s estimates of contractual allowances, rebates and sales returns are different from actuals, the Company adjusts the reserve which impacts the amount of product sales revenue recognized in the period of the adjustment.

The Company currently provides substantially all of its distributors with payment terms of up to 120 days on purchases of Plenaxis®. Through March 31, 2005, payments have generally been made in a timely manner.

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

Net Loss Per Share

Basic net loss per common share is based on the weighted average number of shares of common stock, par value $.01 per share (“Common Stock”) outstanding. For all periods presented, diluted net loss per common share is the same as basic net loss per common share as the inclusion of Common Stock equivalents, including the effect of stock options, would be antidilutive due to the Company’s net loss position for all periods presented. Diluted net loss per common share excluded 8,273,049 and 7,808,482 Common Stock options for the periods ended March 31, 2004 and 2005, respectively.

Comprehensive Loss

SFAS No. 130, Reporting Comprehensive Income, establishes standards for the reporting and display of comprehensive income (loss) and its components in the condensed consolidated financial statements. The Company’s accumulated other comprehensive loss is comprised of net unrealized gains or losses on available-for-sale securities. For the three months ended March 31, 2004 and 2005, comprehensive loss was as follows:

	Three Months Ended March 31,
	2004	2005
	(in thousands)
Net loss	$(15,380)	$(12,345)
Changes in comprehensive loss:
Net unrealized holding (losses)/gains on investments	(62)	9
Total comprehensive loss	$(15,442)	$(12,336)

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 151, Inventory Costs (“SFAS No. 151”). SFAS No. 151 requires abnormal amounts of inventory costs related to idle facility, freight handling and wasted material expenses to be recognized as current period charges. Additionally, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The standard is effective for fiscal years beginning after June 15, 2005. The Company does not believe that the adoption of SFAS No. 151 will have a material impact on its condensed consolidated financial statements.

3.                                      Schering AG Agreement

In April 2004, the Company entered into the Schering AG Agreement, under which the Company granted exclusive rights to Schering AG to commercialize Plenaxis® in the field of prostate cancer in Europe, Russia, the Middle East, South Africa, Australia and New Zealand (the “Licensed

Territory”). The Schering AG Agreement provides for a combination of upfront, regulatory approval and performance-based milestone payments, as well as a share of revenue through transfer price payments for drug product which will be supplied by the Company. The transfer price will vary based upon net sales of Plenaxis®, as well as pricing and reimbursement levels, in the Licensed Territory.  The Company received a $2.0 million signing payment from Schering AG during the second quarter of 2004, which the Company is recognizing into revenues through 2016, which represents the remaining patent life of Plenaxis® in Europe. As of March 31, 2005, the Company has recognized approximately $153,000 in revenues under the Schering AG Agreement.

4.                                      Mortgage Financing

In June 2004, the Company amended its acquisition and construction loan agreement (the “Amended Loan Agreement”) to extend the maturity date of the loan and modify certain other terms of the original agreement. Under the Amended Loan Agreement, on July 30, 2009 the principal amount then outstanding is due and payable in full, subject to two one-year extension options which are exercisable at the Company’s election provided the Company is in compliance with certain financial covenants. The outstanding principal bears interest at a fixed rate of 5.95% through April 2009 and at a floating rate for the remainder of the term. Principal and interest are payable through a fixed monthly payment of approximately $207,000, with the principal portion being calculated using a 25-year amortization schedule. Interest paid under the Amended Loan Agreement approximated interest expense during both the three months ended March 31, 2004 and 2005. The Amended Loan Agreement also provides for certain additional financial operating covenants, one of which was effective immediately and the remainder of which will become effective as of December 31, 2006. The covenant which was immediately effective is tested on a quarterly basis and requires that the Company maintain $25.0 million in unrestricted cash, cash equivalents and marketable securities.

5.                                      Litigation

In December 2004 and January 2005, the Company, Chairman and (now former) Chief Executive Officer Malcolm Gefter, President and (now former) Chief Operating Officer Kevin F. McLaughlin, Chief Financial Officer and Treasurer Edward C. English, and former President and Chief Operating Officer William K. Heiden, were named as defendants in three purported class action securities lawsuits filed in the United States District Court for the District of Massachusetts. The complaints generally allege securities fraud during the period from November 25, 2003 through December 6, 2004. Each of the complaints purports to assert claims under Sections 10(b) and 20(a) of the Securities and Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, and alleges that the Company and the individually named defendants made materially false and misleading public statements concerning the Company’s business and financial results, particularly relating to statements regarding the commercialization of Plenaxis®.

On February 7, 2005, a motion was filed to consolidate the three actions and to appoint lead plaintiffs and lead counsel. On February 18, 2005, the Company and the individual defendants filed a brief response to that motion, reserving their rights to challenge the adequacy and typicality, among other things, of the proposed lead plaintiffs in connection with class certification proceedings, if any. On April 13, 2005, the Court entered an Order granting the plaintiffs’ motion to consolidate the three actions (as well as each case that relates to the same subject matter that may be subsequently filed in or transferred to the United States District Court for the District of Massachusetts), appoint lead plaintiffs and approve such plaintiffs’ selection of co-lead counsel. At this time, plaintiffs have not specified the amount of damages they are seeking in the actions.

The Company has not recorded an estimated liability associated with the legal proceedings described above. Due to the uncertainties related to both the likelihood and the amount of any potential loss, the Company is unable to make a reasonable estimate of the liability that could result from an unfavorable outcome. Management believes that the allegations against the Company are without merit, and the Company intends to vigorously defend against the plaintiffs’ claims. However, if the Company is not successful in defending these actions, its business and financial condition could be adversely affected.

ITEM 2.                  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of our financial condition and results of operations should be read together with the condensed consolidated financial statements and accompanying notes to those statements included elsewhere in this Form 10-Q. This Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties. All statements other than statements of historical information set forth herein are forward-looking and may contain information about financial results, events, economic conditions, trends and known uncertainties. Actual results and events could differ materially from those discussed in these forward-looking statements as a result of a number of factors, which include those discussed in this section and elsewhere in this report, and the risks discussed in our other filings with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis, judgment, belief or expectation only as of the date hereof. PRAECIS undertakes no obligation to publicly reissue or modify these forward-looking statements to reflect events or circumstances that arise after the date hereof.

Overview

We are a biopharmaceutical company focused on the discovery, development and commercialization of innovative therapies that either address unmet medical needs or offer improvements over existing therapies. Key elements of our strategy to achieve our business objective are:

•                  Significantly increase sales of Plenaxis® utilizing our own sales force in the United States;

•                  Gain approval of and successfully commercialize Plenaxis® in the European Union and other major markets in collaboration with Schering AG in Europe and its other licensed territories, and with one or more partners outside Schering AG’s licensed territories;

•                  Partner our Apan and PPI-2458 clinical programs; and

•                  Enter into research collaborations and other partnerships relating to our Direct Select technology platform while retaining rights to use the technology for future internal development.

We launched our first product, Plenaxis® (abarelix for injectable suspension), in the United States in early 2004 using our own dedicated marketing and sales team. Sales of Plenaxis® during 2004 were significantly lower than expected. We continue to believe that Plenaxis® is an important therapy for patients in the indicated population who have limited treatment options available. We began our clinical program to develop Plenaxis® for the treatment of prostate cancer during 1996. In November 2003, the FDA approved Plenaxis® for the palliative treatment of men with advanced symptomatic prostate cancer, in whom LHRH agonist therapy is not appropriate and who refuse surgical castration, and have one or more of the following: (1) risk of neurological compromise due to metastases, (2) ureteral or bladder outlet obstruction due to local encroachment or metastatic disease, or (3) severe bone pain from skeletal metastases persisting on narcotic analgesia. For safety reasons, Plenaxis® was approved with marketing restrictions which include a risk management program - the Plenaxis® User Safety (PLUS) Program. Only physicians enrolled in the PLUS Program may prescribe Plenaxis®. Plenaxis® is available to authorized physicians and pharmacies through a network of specialty distributors with whom we have contracted.

In April 2004, we signed an agreement with Schering AG of Berlin, Germany, for the commercialization of Plenaxis® across Europe, Russia, the Middle East, South Africa, Australia and New Zealand. The Schering AG agreement provides for a combination of upfront, regulatory approval and performance-based milestone payments, as well as a share of revenue through transfer price payments for drug product which will be supplied by us. The transfer price will vary based upon net sales of Plenaxis®, as well as pricing and reimbursement levels, in the licensed territory. The milestone payments to us may total over time up to approximately $90.0 million, depending upon Euro/U.S. Dollar conversion rates, and the attainment of specified annual sales levels which the majority of the milestone payments are conditioned upon. The overall financial terms were intended, depending upon performance levels, to approximate an equal sharing of the net present value of the product. We received a $2.0 million signing payment from Schering AG during the second quarter of 2004, which we are recognizing into revenues through 2016, which represents the remaining patent life of Plenaxis® in Europe. As of March 31, 2005, we had recognized approximately $153,000 of revenues under this agreement. Schering AG has the right to terminate the agreement in the event that the product is not approved in Germany within a specified timeframe or if the terms of such approval do not meet certain criteria in the agreement defining a commercially acceptable label.

We also are continuing to evaluate potential licensing opportunities for the development and commercialization of Plenaxis® in Japan and other ex-U.S. territories not covered by the Schering AG agreement. We expect to actively pursue such opportunities following approval of a commercially acceptable label in Germany. We cannot assure investors that we will be able to enter into additional collaboration agreements on favorable terms, or at all.

In June 2003, we initiated the regulatory submission process in the European Union, submitting a marketing authorization application, or MAA, in Germany seeking approval to market Plenaxis® for the hormonal management of prostate cancer where androgen suppression is appropriate. We recently submitted a response to a communication and requests received from the German Federal Institute for Drugs and Medical Devices, or BfArM, regarding the MAA. As previously reported, we discussed with our partner, Schering AG, possible responses to the BfArM, and their potential impact on the scope of the label for Plenaxis® should it be approved in Germany. Schering AG identified specific issues for us to address in order to obtain a label that in Schering AG’s view, would meet the criteria for commercialization under our agreement with Schering AG. We believe that our response adequately addresses the issues identified by Schering AG, and we intend to continue our ongoing interactions with the BfArM with the goal of achieving a commercially acceptable label under the Schering AG agreement. Assuming favorable action by the German regulatory authorities granting marketing approval with a commercially acceptable label, we plan to seek, in collaboration with Schering AG, additional European Union member state approvals through the Mutual Recognition Procedure. However, we cannot assure investors whether or when such regulatory action on our MAA will occur, or that any such action will be viewed as a viable commercial opportunity by Schering AG or will otherwise result in the successful commercialization of Plenaxis® in Germany or in any other country in the European Union.

Our research and development programs include clinical programs in Alzheimer’s disease, non-Hodgkin’s lymphoma and androgen-independent prostate cancer, as well as early stage discovery projects and our Direct Select technology platform.

We began our clinical program for Apan, our investigational compound for Alzheimer’s disease, in 2000. We have completed a normal volunteer, phase 1a dose escalation study of Apan and have identified a maximum tolerated dose, or MTD, in healthy volunteers. We are currently enrolling patients in a phase 1/2a, multiple dose study of Apan. An ongoing phase 1b study initiated during the second quarter of 2003, which is designed to determine the MTD of Apan in Alzheimer’s patients, continues to take longer than originally anticipated due to the enrollment of cohorts at dose levels that are beyond the predicted MTD, which was based upon the phase 1a study, as well as slower than expected patient accrual. In light of the significant anticipated development costs estimated for phase 2 and phase 3 studies, we will seek to partner the Apan clinical program with respect to further development activities beyond the current studies.

During the fourth quarter of 2003, we initiated our first clinical trial for PPI-2458 evaluating an oral formulation in non-Hodgkin’s lymphoma patients who were no longer benefiting from other therapies. In March 2004, the FDA placed this trial on clinical hold. In June 2004, we received clearance from the FDA, following its review of additional non-clinical data and our revised clinical plan, to resume clinical trials. In late 2004, we opened a new phase 1 clinical trial of PPI-2458 in non-Hodgkin’s lymphoma patients. We have begun patient accrual in this trial and we expect to expand the enrollment criteria of this study during the second quarter of 2005 to include patients with solid tumors.  In addition, we intend to continue evaluating the potential utility of PPI-2458 for treating certain inflammatory and autoimmune disorders, including rheumatoid arthritis. In light of the significant anticipated development costs associated with the PPI-2458 clinical program, we anticipate seeking a partner for this program as clinical development advances.

As part of the ongoing evolution and enhancement of our discovery technologies, we have been focusing our research efforts on developing a novel technology platform which we call Direct Select. We have made significant progress on the development of Direct Select, including solving many of the technical challenges associated with creating and screening ultra-large advanced combinatorial chemistry libraries. We believe that Direct Select technology, through the creation of these vast libraries of drug-like molecules, will allow us to more rapidly and directly identify lead compounds with a higher affinity and specificity than has routinely been possible using traditional drug discovery methods. The enhanced capabilities of these libraries lie in their sheer size, up to 10,000 times the size of compound libraries typically used in the pharmaceutical industry. We intend to seek partnering opportunities with respect to our Direct Select discovery platform during 2005, and may also use this technology in identifying new compounds for internal development.

Most of our expenditures to date have been for drug development, commercialization activities and for general and administrative expenses.

Due primarily to the costs associated with the commercialization of Plenaxis® in the United States and its continued development, as well as other research and development and general and administrative expenses, we had a net operating loss for the three months ended March 31, 2005. Our accumulated deficit as of March 31, 2005 was approximately $256.2 million. We expect to continue to have net operating losses through at least 2006.

We do not expect to generate operating income unless sales of Plenaxis® in the United States increase significantly and we successfully carry out the following additional key elements of our operating plan: gain a commercially acceptable approval of Plenaxis® in the European Union; reduce, through collaboration arrangements or otherwise, our net expenses related to our Apan and PPI-2458 clinical programs; and receive significant revenues through research collaborations involving our Direct Select technology platform. At this time we are not providing estimates of future Plenaxis® sales and we do not anticipate providing guidance on future results. Moreover, we cannot assure investors that sales of Plenaxis® in the United States will increase significantly, that we will be able to gain a commercially acceptable approval of Plenaxis® outside of the United States, or that we will be able to enter into appropriate collaborative arrangements relating to our clinical programs and technology platform in a timely manner and on favorable terms, if at all. If we are able to successfully carry out the key elements of our operating plan, we believe that our existing cash and investments will be sufficient to meet our working capital and capital expenditure needs through approximately the second quarter of 2006. If we are able to successfully carry out the key elements of our operating plan, we may be able, without obtaining additional funding, to continue to meet our working capital and capital expenditure needs beyond that time, although we cannot provide any assurances as to if or for how long we would be able to do so. If we are unable to successfully carry out the key elements of our operating plan, we will have to obtain additional sources of funding or significantly modify our plan, including by curtailing certain elements of our operations. We have no committed sources of capital and do not know whether additional financing will be available when needed, or, if available, that the terms will be favorable to us. If we are required to raise money in the future and we experience difficulties or are unable to do so, it could become necessary for us to cease operations or seek protection under state or federal insolvency or bankruptcy laws.

At March 31, 2005, we had 176 full-time employees compared to 190 full-time employees at March 31, 2004.

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

Revenue Recognition. We follow the provisions of the Securities and Exchange Commission’s Staff Accounting Bulletin No. 104, Revenue Recognition. We recognize revenues from product sales in the period when the product is delivered, provided there is persuasive evidence that an arrangement exists, the price is fixed or determinable and collection of the related receivable is reasonably assured. Revenues are recorded net of applicable allowances as provision is made for estimated sales returns, rebates, distributor fees and other applicable discounts and allowances. Shipping and other distribution costs are charged to cost of product sales.

We prepare our provisions for sales returns and allowances, rebates and discounts based primarily on estimates. Contractual allowances and rebates result primarily from sales under contracts with healthcare providers, Medicaid programs and other government agencies. Our policy for sales returns allows authorized distributors to return the product three months prior to, and six months after, product expiration. Product shipped during 2004 had an initial approved shelf-life of 24 months with expiration dates of February 2005 and June 2006. Product shipped during the first quarter of 2005 also had a 24-month shelf-life with an expiration date of June 2006. At the end of 2004, the FDA approved an extension of the shelf life of Plenaxis® to 36 months which will be applied to all future commercial lots. The reserve for sales returns is determined by reviewing the history of returns for products with similar characteristics to Plenaxis®. We also utilize daily reports itemizing sales to physicians and hospital pharmacies, obtained directly from our authorized distributors, in order to analyze specific account ordering trends. This data is reviewed to monitor product movement through the supply chain to identify remaining inventory that may result in chargebacks or sales returns. We estimate that there was approximately $0.3 million of product at distributors at March 31, 2005. The reserves are reviewed at each reporting period and adjusted to reflect data available at that time. We had accrued approximately $0.3 million in sales return reserves and $0.2 million in other revenue reserves as of March 31, 2005. To the extent our estimates of contractual allowances, rebates and sales returns are different from actuals, we adjust the reserve which impacts the amount of product sales revenue recognized in the period of the adjustment.

We currently provide substantially all of our distributors with payment terms of up to 120 days on purchases of Plenaxis®. Through March 31, 2005, payments have generally been made in a timely manner.

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

Inventory.  We value inventory at the lower of cost or market value. We determine cost using the first-in, first-out method. We analyze our inventory levels quarterly and write down inventory that has become obsolete, inventory that has a cost basis in excess of its expected net realizable value and inventory in excess of expected requirements, to cost of goods sold. Expired inventory is disposed of and the related costs are written off. If actual market conditions are less favorable than that estimated by us, additional write-downs of existing inventory may be required in future periods. We classify any inventory that we estimate to be sold in the next twelve months as current with the remaining amount classified as long-term inventory.

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

Results of Operations

Three Months Ended March 31, 2005 Compared To Three Months Ended March 31, 2004

Revenues for the three months ended March 31, 2005 were approximately $0.9 million compared to approximately $0.5 million for the corresponding period in 2004. Of these amounts, approximately $0.8 million and $0.4 million, respectively, were related to sales of Plenaxis®. The increase in revenue was primarily due to the inclusion of only a partial quarter of Plenaxis® product sales in revenues for the three months ended March 31, 2004, since the product was launched in late January. For the three months ended March 31, 2005, the remaining increase in revenues was comprised of revenue amortization relating to a payment received from Schering AG during the second quarter of 2004. Since the initial launch of Plenaxis®, we have faced many challenges that have had an adverse impact on the uptake of the product in the market. These challenges have included the need to hire representatives for open territories, reposition our marketing campaign to educate physicians about the product’s indication and differentiate the appropriate patient population, and overcome physician uncertainty and concerns over reimbursement. Our actual revenues from sales of Plenaxis® in the United States will substantially depend upon our ability to successfully overcome these challenges. Other sources of revenues during 2005 and thereafter may be from potential payments under our agreement with Schering AG, and potential payments under other future corporate collaborations relating to Plenaxis®, our clinical programs and our technology platform, if consummated. The amount and timing of these other potential sources of revenues will depend on the timing and scope of regulatory approvals in the European Union, as well as the success of our clinical programs and technology platform and our ability to enter into partnerships with respect to these programs. We cannot assure investors as to if or when we will receive any such revenues.

Cost of goods sold for the three months ended March 31, 2005 was approximately $0.2 million compared to approximately $1.1 million for the corresponding period in 2004. In January 2004, we began selling Plenaxis® and accordingly, began recognizing costs related to those sales. The majority of our cost of goods sold during the first quarter of 2004 was related to a $1.0 million milestone payment which became due and payable upon the first commercial sale of Plenaxis® under our license agreement with Indiana University Advanced Research and Technology Institute, Inc. Much of the raw material used to produce Plenaxis® (including the active pharmaceutical ingredient) was purchased prior to the FDA granting approval for the commercial sale of Plenaxis® in the United States. Accordingly, these purchases were treated as research and development costs and expensed as incurred. We anticipate that cost of goods sold will increase as sales volume increases, but may decline as a percentage of revenue as fixed costs would be spread over a larger volume of sales. Cost of goods sold will increase as a percentage of revenue as previously expensed materials are exhausted. We cannot predict when such previously expensed materials will be exhausted, as this will be dependent upon the commercial success of Plenaxis® in both the United States and abroad.

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

Members of our research and development team typically work on a number of projects concurrently. In addition, a substantial amount of our fixed costs such as facility depreciation, utilities and maintenance are shared by our various programs. Accordingly, we have not and do not plan to specifically identify all costs related to each of our research and development programs. We estimate that during the three months ended March 31, 2005 and during 2004, the majority of our research and development expenses consisted of salaries, benefits, clinical trial costs, manufacturing costs and lab supplies related to our prostate cancer, Alzheimer’s disease and non-Hodgkin’s lymphoma programs. The remaining research and development costs consisted primarily of salaries, benefits and lab supplies for our other research programs.

Research and development expenses for the three months ended March 31, 2005 decreased 7% to approximately $7.3 million, from approximately $7.9 million for the corresponding period in 2004. The decrease reflects reduced spending in our clinical and preclinical programs. Spending on the Plenaxis® program increased approximately $0.7 million due primarily to higher development-related costs. Spending on our Apan program during the three months ended March 31, 2005 decreased compared to the corresponding period in the prior year due to lower preclinical expenses of approximately $0.5 million offset by an increase of approximately $0.1 million of clinical expenses. Spending related to our PPI-2458 program during the three months ended March 31, 2005 decreased by approximately $0.7 million due primarily to reduced spending on preclinical studies. The remaining decrease was due to lower personnel-related expenses of approximately $0.2 million during the three months ended March 31, 2005. Although we are unable to predict the precise level of spending on individual clinical programs due to the uncertain nature of clinical development, we expect our research and development expenses in 2005 and thereafter to remain generally consistent with 2004 levels, as we provide support for certain investigator-sponsored and FDA-mandated clinical studies of Plenaxis®, and continue our clinical trials of PPI-2458 and Apan.

Sales and marketing expenses for the three months ended March 31, 2005 decreased 10% to approximately $3.7 million, from approximately $4.1 million for the corresponding period in 2004. The decrease resulted primarily from reduced marketing expenses of approximately $0.9 million due to various start-up costs such as the establishment of our commercial infrastructure, market research, advisory meetings, pricing and reimbursement consulting and other promotional expenses that occurred in the first quarter of 2004 in conjunction with the launch of Plenaxis® in the United States. Offsetting this decrease, sales expenses increased approximately $0.5 million in the first quarter of 2005 compared to the corresponding period of 2004 due to higher personnel-related costs. We promote Plenaxis® in the United States through our own marketing and sales team. We expect our sales and marketing expenses in 2005 and thereafter will remain generally consistent with 2004 levels.

General and administrative expenses for the three months ended March 31, 2005 decreased 34% to approximately $2.0 million from approximately $3.0 million for the corresponding period in 2004. The decrease resulted primarily from lower personnel and business development expenses during the three months ended March 31, 2005. We expect that general and administrative expenses will increase slightly for the remainder of 2005 and thereafter. As described in detail in this report under Part II, Item 2. “Legal Proceedings,” in December 2004 and January 2005, the Company and certain of its current and former executive officers were named as defendants in three purported class action securities lawsuits filed in the United States District Court for the District of Massachusetts. Management believes that the allegations against the Company are without merit, and the Company intends to vigorously defend against the plaintiffs’ claims. As this litigation is in an initial stage, management is unable to predict its outcome or its ultimate effect, if any, on our financial condition. However, we expect that the costs and expenses related to this litigation may be significant. Our current director and officer liability insurance policies (which, subject to the terms and conditions thereof, also provide “entity coverage” for the Company for this litigation) provide that the Company is responsible for the first $2.5 million of such costs and expenses. If we are not successful in defending these actions, our business and financial condition could be adversely affected.

Net interest income (expense) for the three months ended March 31, 2005 decreased $0.3 million to net interest expense of approximately $0.1 million, from net interest income of approximately $0.2 million for the corresponding period in 2004. The decrease in net interest income (expense) was due primarily to the refinancing of the mortgage on our facility from a lower variable rate to a higher fixed rate and lower average cash balances.

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

At March 31, 2005, we had cash, cash equivalents and marketable securities of approximately $68.6 million and working capital of approximately $64.0 million, compared to approximately $83.3 million and $76.4 million, respectively, at December 31, 2004.

We expect to continue to have net operating losses through at least 2006. We do not expect to generate operating income unless sales of Plenaxis® in the United States increase significantly and we successfully carry out the following additional key elements of our operating plan: gain a commercially acceptable approval of Plenaxis® in the European Union; reduce, through collaboration arrangements or otherwise, our net expenses related to our Apan and PPI-2458 clinical programs; and receive significant revenues through research collaborations involving our Direct Select technology platform. At this time we are not providing estimates of future Plenaxis® sales and we do not anticipate providing guidance on future results. Moreover, we cannot assure investors that sales of Plenaxis® in the United States will increase significantly, that we will be able to gain a commercially acceptable approval of Plenaxis® outside of the United States, or that we will be able to enter into appropriate collaborative arrangements relating to our clinical programs and technology platform in a timely manner and on favorable terms, if at all. If we are able to successfully carry out the key elements of our operating plan, we believe that our existing cash and investments will be sufficient to meet our working capital and capital expenditure needs through approximately the second quarter of 2006. If we are able to successfully carry out the key elements of our operating plan, we may be able, without obtaining additional funding, to continue to meet our working capital and capital expenditure needs beyond that time, although we cannot provide any assurances as to if or for how long we would be able to do so. If we are unable to carry out the key elements of our operating plan, we will have to obtain additional sources of funding or significantly modify our plan, including by curtailing certain elements of our operations. We have no committed sources of capital and do not know whether additional financing will be available when needed, or, if available, that the terms will be favorable to us. If we are required to raise money in the future and we experience difficulties or are unable to do so, it could become necessary for us to cease operations or seek protection under state or federal insolvency or bankruptcy laws.

For the three months ended March 31, 2005, net cash of approximately $14.6 million was used in operating activities, compared to approximately $17.2 million used in operating activities during the three months ended March 31, 2004. During the three months ended March 31, 2005, our use of cash in operations was due principally to our net loss of approximately $12.3 million, inventory build of approximately $0.8 million and the reduction in accounts payable and accrued expenses of approximately $2.7 million, partially offset by depreciation of approximately $1.0 million, with the remaining changes due to other working capital changes of approximately $0.2 million. Cash utilization will continue for 2005 and thereafter as we continue commercial activities for Plenaxis®, clinical trials for Apan and PPI-2458, and our other research and development initiatives. Also, cash used for inventory purchases and accounts receivable build would be expected to increase through the end of 2006 to support commercial sales of Plenaxis® and purchase commitments under our manufacturing and supply agreements. The actual amount of overall expenditures will depend on numerous factors, including the timing of expenses and the timing and progress of our research, development and commercialization efforts.

Net cash provided by investing activities of approximately $47.0 million for the three months ended March 31, 2005 consisted primarily of net sales or maturities of marketable securities of approximately $47.2 million.  This compares to net cash provided by investing activities of approximately $13.3 million for the corresponding period in 2004, which was also related primarily to net sales or maturities of marketable securities of approximately $13.5 million.

In July 2000, in connection with the purchase, through our wholly owned real estate subsidiary, of our corporate headquarters and research facility in Waltham, Massachusetts, the subsidiary entered into an acquisition and construction loan agreement providing for up to $33.0 million in financing for the acquisition of, and improvements to, the facility. As of March 31, 2005, approximately $31.8 million was outstanding under the loan agreement, as amended as described below. The loan is secured by the facility, together with all fixtures, equipment, improvements and other related items, and by all rents, income or profits received by our real estate subsidiary, and is unconditionally guaranteed by us.

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

At December 31, 2004 we had provided a valuation allowance of approximately $110.7 million for our deferred tax assets. The valuation allowance represents the value of the deferred tax assets. Due to anticipated future operating losses, we believe that it is more likely than not that we will not realize the net deferred tax assets in the future and we have provided an appropriate valuation allowance.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123R, Share-Based Payment – An Amendment of FASB Statements No. 123 and 95, or SFAS No. 123R, which requires all companies to measure compensation cost for all share-based payments, including employee stock options, at fair value, and was originally effective for public companies for interim or annual periods beginning after June 15, 2005.  In April 2005, the Securities and Exchange Commission amended the compliance dates for SFAS No. 123R to allow companies to implement SFAS No. 123R at the beginning of their next fiscal year, January 2006 for us. Generally, the approach in SFAS No. 123R is similar to the approach described in Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation.  However, SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values.  Pro forma disclosure is no longer an alternative.  The adoption of SFAS No. 123R will have a significant impact on our results of operations, although it will have no impact on our overall financial position. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107, or SAB No. 107, which expressed the views of the Commission regarding the interaction between SFAS No. 123R and certain rules and regulations of the Commission.  SAB No. 107 provides guidance related to the valuation of share-based payment arrangements for public companies, including assumptions such as expected volatility and expected term. We are evaluating SFAS No. 123R and SAB No. 107 and have not yet determined the amount of stock option expense which will be incurred in future periods.

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

We have a history of losses and we may not be profitable in the future.

We cannot assure investors that we will be profitable in the future or, if we attain profitability, that it will be sustainable. In November 2003, we received FDA approval to market Plenaxis® for the palliative treatment of men with advanced symptomatic prostate cancer for whom other hormonal therapies are not appropriate, who have refused surgical castration and who are experiencing one or more of a specific set of symptoms. All of our other product candidates are in the research or development stage. Sales of Plenaxis® began in January 2004 and have been significantly lower than expected. Prior to the launch of Plenaxis®, we had never marketed or sold any products. Our marketing and selling efforts with regard to Plenaxis® may not be commercially successful, and we may be unable to successfully develop or market any other products in the future. To date, we have derived substantially all of our revenues from payments under corporate collaboration and license agreements, and only recently generated revenues from product sales. Our current operating plan includes significant ongoing expenditures to support commercial sales of Plenaxis® in the United States, the ongoing pursuit of regulatory approval for Plenaxis® in the European Union, the continuation of our clinical studies and the enhancement of our core technologies, and for general and administrative purposes. As of March 31, 2005, we had an accumulated deficit of approximately $256.2 million. We expect that we will continue to incur significant operating losses at least through 2006, and cannot assure investors that such losses will not continue beyond 2006.

We do not expect to generate operating income unless sales of Plenaxis® in the United States increase significantly and we successfully carry out the following additional key elements of our operating plan: gain a commercially acceptable approval of Plenaxis® in the European Union; reduce, through collaboration arrangements or otherwise, our net expenses related to our Apan and PPI-2458 clinical programs; and receive significant revenues through research collaborations involving our Direct Select technology platform. At this time we are not providing estimates of future Plenaxis® sales and we do not anticipate providing guidance on future results. Moreover, we cannot assure investors that sales of Plenaxis® in the United States will increase significantly, that we will be able to gain a commercially acceptable approval of Plenaxis® outside of the United States, or that we will be able to enter into appropriate collaborative arrangements relating to our clinical programs and technology platform in a timely manner and on favorable terms, if at all. We also cannot assure investors that we will be successful in carrying out any of the elements of our operating plan or that we will ever become profitable.

If we are unable to successfully carry out the key elements of our operating plan, we would have to obtain additional sources of funding or significantly modify our operating plan and could default on our financial covenants under our acquisition and construction loan agreement and be required to cease operations or seek protection under state or federal insolvency or bankruptcy laws.

If we are unable to successfully carry out the key elements of our operating plan described in the immediately preceding risk factor, we believe that our existing cash and investments will be sufficient to meet our working capital and capital expenditure needs through approximately the second quarter of 2006. If we are able to successfully carry out the key elements of our operating plan described above, we may be able, without obtaining additional funding, to continue to meet our working capital and capital expenditure needs beyond that time, although we cannot provide any assurances as to if or for how long we would be able to do so. If we are unable to successfully carry out the key elements of our operating plan, we will have to obtain additional sources of funding or significantly modify our operating plan, including by curtailing certain elements of our operations. We have no committed sources of capital and do not know whether additional financing will be available when needed, or, if available, that the terms will be favorable to us.

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

In addition, we recently amended the acquisition and construction loan agreement relating to our corporate headquarters. As of March 31, 2005, approximately $31.8 million was outstanding under the amended loan agreement. The amended loan agreement provides for certain additional financial operating covenants, one of which was effective immediately and the remainder of which will become effective as of December 31, 2006. The covenant which was immediately effective is tested on a quarterly basis and requires that we maintain $25.0 million in unrestricted cash, cash equivalents and marketable securities. In the event that we are unable to successfully carry out the key elements of our operating plan, we cannot assure investors that we will not default on our financial covenants under the loan agreement. To the extent that we are not able to comply with the financial covenants of our loan agreement, we may be unable to borrow additional amounts and outstanding amounts may become due on an accelerated basis, which would adversely affect our liquidity and could result in us seeking protection under state or federal insolvency or bankruptcy laws.

Our current business is substantially dependent on the commercial success of Plenaxis® in both the United States and abroad. If Plenaxis® fails to achieve market acceptance, it may never be commercially successful and we would have insufficient funds to continue our operations as currently planned.

The success of our current business is substantially dependent on the successful commercialization of Plenaxis® in the United States and abroad, including significantly increasing sales of Plenaxis® in the United States. Plenaxis® is relatively new to the market in the United States and, we believe, continues to be somewhat unfamiliar to members of the medical community and to patients. In addition, the FDA’s approval of Plenaxis® is limited to use in a subset of advanced symptomatic prostate cancer patients, and distribution of Plenaxis® will only be made in accordance with our risk management program, which includes physician enrollment in a prescribing program and a signed patient consent form regarding the risks and benefits of the therapy. Due to the potential risk of immediate-onset systemic allergic reactions, physicians must also monitor patients for 30 minutes following each injection of Plenaxis®. Prescribing physicians and patients may view these requirements as burdensome or may recommend or choose alternative treatments that are more acceptable to the doctor and/or the patient. Moreover, market acceptance will depend largely on our ability to demonstrate, to the urology and oncology communities in particular, the efficacy and safety of Plenaxis® as an alternative to current therapies or surgical options. We must also continue to effectively differentiate, and educate physicians on, the indicated patient population in order to ensure that the appropriate patients are identified for therapy and maximize the use and the duration of use of Plenaxis® in those patients. We cannot be certain that Plenaxis® will provide benefits considered adequate by providers of urology or oncology services or that enough providers will use the product to ensure its commercial success.

To date, sales of Plenaxis® since its initial launch in the United States in January 2004 have been significantly lower than expected. Many factors may continue to affect its market acceptance and commercial success in both the United States, and assuming approval, abroad, including:

•                                          the limited scope of the patient population and the indication for which Plenaxis® was approved in the United States, and if approval is obtained outside of the United States, the scope of the patient population and the indication for which Plenaxis® is so approved;

•                                          our ability to effectively differentiate, and educate physicians on, the indicated patient population in order to ensure that the appropriate patients are identified for therapy and maximize the use and the duration of use of Plenaxis® in those patients;

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

•                                          the price of Plenaxis® and the availability of insurance or other third-party reimbursement, in particular Medicare in the United States, for patients, and the rate of such reimbursement;

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

In addition, we must continually submit any labeling, advertising and promotional material for Plenaxis® to the FDA for review and pre-approval. There is risk that the FDA will prohibit use of marketing materials in the form we desire. In addition, the pre-clearance process is time consuming and can delay the availability of marketing materials for use by our sales representatives promoting Plenaxis®.

Any or all of the factors identified above may continue to limit sales of Plenaxis® or cause sales of Plenaxis® to decline. If we are unable to achieve a significant increase in Plenaxis® sales in the United States, we will have insufficient funds to continue our operations as contemplated by our current operating plan. In those circumstances, or if we are unsuccessful in carrying out the other key elements of our operating plan, we would have to obtain additional sources of funding or scale back or cease operations. If we require additional funding and were unable to obtain it, it could become necessary for us to seek protection under state or federal insolvency or bankruptcy laws.

We may be unable to alter long-term physician prescribing habits, which may impair our ability to capture or maintain market share for Plenaxis®.

Alternative products and medical treatments exist or are under development to treat advanced symptomatic prostate cancer. For example, the FDA has approved several drugs for the treatment of hormonally responsive prostate cancer, and there are other treatment alternatives available, including radiation therapy and surgery. Plenaxis® is indicated for the palliative treatment of men with advanced symptomatic prostate cancer for whom other hormonal therapies are not appropriate, who have refused surgical castration and who are experiencing one or more of a specific set of symptoms. Currently available hormonal therapies known as LHRH agonists may cause an initial surge of testosterone, which in turn may result in an exacerbation of symptoms, or clinical flare, in some patients, particularly those that fall within the labeled indication for Plenaxis®. In an attempt to mitigate the flare, physicians may prescribe additional drugs known as anti-androgens. This additional therapy may be only partially effective in reducing some of the undesirable effects of the flare. LHRH agonists have precautionary labeling about the hormone-induced flare and resulting worsening of clinical symptoms in some patients. However, agonist and anti-androgen therapies have been on the market for many years and doctors may still prescribe them alone or in combination to advanced symptomatic prostate cancer patients, despite these precautions. Physicians may not prescribe Plenaxis® if we fail to educate them regarding the appropriate patients for Plenaxis® and/or are unable to change long-term prescribing habits. If, due to these factors, Plenaxis® does not achieve an appropriate level of market acceptance in its indicated patient population, it will never achieve commercial success and, as noted above, we would not have sufficient funds to continue our operations as currently planned.

We may be unable to either establish and maintain marketing and sales capabilities or enter into corporate collaborations necessary to successfully commercialize Plenaxis® or our other potential products.

We have limited experience in marketing or selling pharmaceutical products and have limited marketing and sales resources. To achieve commercial success for Plenaxis®, or any other approved product, we must either rely upon our limited marketing and sales force and related infrastructure, or enter into arrangements with others to market and sell our products. We are promoting Plenaxis® in the United States through our own dedicated marketing and sales team. Recruiting, training and retaining qualified sales personnel is therefore critical to our success. To date, we have experienced significant turnover in both our sales management and field sales personnel. We believe that this turnover has had, and that the field sales personnel turnover will continue to have, an adverse impact on our ability to commercialize Plenaxis®. Competition for experienced and skilled marketing and sales personnel is intense, and we cannot assure investors that we will be able to continue to attract and retain a sufficient number of qualified individuals to successfully promote Plenaxis®. Accordingly, we may be unable to establish and maintain marketing, sales and distribution capabilities necessary to gain market acceptance for, and achieve significantly increased sales of, Plenaxis® in the United States.

In addition, establishing the expertise necessary to successfully market and sell Plenaxis®, or any other product, requires a substantial capital investment. Our ability to make that investment and also execute our current operating plan is dependent on numerous factors, including, as described above, gaining a commercially acceptable approval of Plenaxis® in the European Union, reducing, through collaboration arrangements or otherwise, our net expenses related to our Apan and PPI-2458 clinical programs, and receiving significant revenues through research collaborations involving our Direct Select technology platform. Accordingly, we cannot assure investors that we will have the funds to successfully commercialize Plenaxis® or any other potential product in the United States or elsewhere.

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

We have also announced our intention to market and sell Plenaxis® outside of the United States through one or more marketing partners upon receipt of approval abroad. During 2004, we entered into an agreement with Schering AG, of Berlin, Germany, for the commercialization of Plenaxis® in the field of prostate cancer across Europe, Russia, the Middle East, South Africa, Australia and New Zealand. We have limited influence over the decisions made by Schering AG or the resources they devote to the marketing and distribution of Plenaxis® products in their licensed territory, and we cannot assure investors that they will meet their obligations in this regard. Moreover, under the terms of our agreement, Schering AG has the right to terminate in the event that the product is not approved in Germany within a specific timeframe or if the terms of such approval do not meet certain criteria in the agreement defining a commercially acceptable label. Schering AG may also market certain products that compete with our products, which could limit potential revenues from product sales. Our marketing and distribution arrangement with Schering AG may not be successful, and we may not receive any revenues from it. Also, we cannot assure investors that we will be able to enter into marketing and sales agreements on acceptable terms, if at all, for Plenaxis® in territories not covered by the Schering AG agreement, or for any of our other product candidates.

If our corporate collaborator reduces, delays or terminates its support, we may be unable to successfully commercialize Plenaxis® outside of the United States.

We will depend upon our corporate collaborator, Schering AG, to commercialize Plenaxis® in Schering AG’s licensed territory. Despite our collaborative relationship, we have limited influence over the amount and timing of resources that Schering AG will devote to Plenaxis®.   Even if marketing approval for Plenaxis® is obtained in Germany, we cannot assure investors that Schering AG will find that the label included as part of such approval is commercially acceptable for purposes of our collaboration agreement or that it will proceed to commercialize Plenaxis® in Germany or elsewhere in its licensed territory.   In addition, Schering AG may terminate our collaboration agreement in various circumstances.   For example, Schering AG has the right to terminate in the event that the product is not approved in Germany within a specified timeframe or if the terms of such approval do not meet certain criteria in the agreement defining a commercially acceptable label. We cannot assure investors that Schering AG will not terminate our agreement.  Moreover, we cannot assure investors that Schering AG or future collaborators will meet their obligations to us under our collaboration agreements with them.  If Schering AG or another collaborator terminates its agreement with us or fails to perform, or delays performance of, its obligations, it could delay or otherwise adversely affect or prevent, the commercialization of Plenaxis® in certain regions outside of the United States.  As a result, we could be forced to devote unforeseen additional resources to Plenaxis® commercialization outside of the United States. We cannot assure investors that we would be able to raise the necessary funds or negotiate additional corporate collaborations on acceptable terms, if at all, and in that event we could have to curtail planned operations for the commercialization of Plenaxis® outside of the United States and would not be able to successfully carry out our current operating plan.  As described in the second risk factor in this section and elsewhere in this report, if we are unable to successfully carry out the key elements of our operating plan we would need to raise additional capital and, if we were unable to do so, it could become necessary for us to significantly curtail or cease operations or seek protection under state or federal insolvency or bankruptcy laws.

Our potential revenues will diminish if we fail to obtain adequate reimbursement coverage from third-party payors for Plenaxis®.

The continuing efforts of government and third-party payors to contain or reduce the costs of health care may limit our commercial opportunity.  In some foreign markets, pricing and profitability of prescription pharmaceuticals are subject to government control.  In the United States, we expect that there will continue to be federal and state proposals for similar controls.  In addition, managed care initiatives in the United States will continue to put pressure on the pricing of pharmaceutical products. If government and other third-party payors do not provide appropriate coverage and adequate reimbursement for Plenaxis®, physicians may not prescribe them and/or patients may be unwilling to have them administered.

Our ability to earn revenues from Plenaxis®, alone or with collaborators, may depend in part on the availability and levels of reimbursement from:

•                                          government and health administration authorities, including Medicare and Medicaid;

•                                          private health insurers; and

•                                          other third-party payors.

In March 2005, we announced that the Centers for Medicare and Medicaid Services, or CMS, had issued a final National Coverage Determination memorandum, or NCD, for Plenaxis®.  NCDs are issued by the Secretary of Health and Human Services for a particular item or service if the Secretary determines that Medicare coverage for the item or service should be defined on a nationwide basis.  CMS has approved Medicare coverage for Plenaxis® under the following conditions:  the product must be administered to a patient meeting all of the criteria of the labeled indication; and the prescribing physician must be enrolled in the PLUS Program.  When used in accordance with the product’s label, there would be no limitation on coverage regardless of the duration of Plenaxis® therapy under the NCD.  However, local Medicare carrier coverage determinations were issued or proposed prior to the issuance of the NCD, which could potentially limit Plenaxis® reimbursement.  We are working with CMS to address these local coverage determinations, which we believe are inconsistent with the NCD, in an effort to ensure consistent nationwide reimbursement.  We cannot predict the availability of coverage or reimbursement for Plenaxis® by the local Medicare carriers until these local carrier determinations have been resolved.  In addition, we cannot predict the availability of coverage or reimbursement for Plenaxis® by any other payor.  Third-party payors, including Medicare, are increasingly challenging the prices charged for medical products and services. Government and other third-party payors increasingly are limiting both coverage and the level of reimbursement for drugs and, in some cases, refusing to provide coverage for a patient’s use of an approved drug for purposes not approved by the FDA.  Accordingly, third-party coverage may not be available to patients for Plenaxis®.

We may experience pressure to lower the price of Plenaxis® to remain competitive in light of new and/or proposed federal legislation.

Due to the average patient age at the time of diagnosis and treatment, a substantial majority of Plenaxis® patients are likely to be Medicare beneficiaries.  Federal legislation, enacted in December 2003, has altered the way in which physician-administered drugs covered by Medicare are reimbursed, generally leading to lower reimbursement levels.  Medicare reimbursement for Plenaxis®, as well as for other hormonal therapies for prostate cancer, was reduced by cuts implemented January 1, 2005.  Effective January 1, 2005, Medicare began to reimburse physicians for Plenaxis® administrations at 106% of the average sales price, or ASP, for Plenaxis®.  Because physicians will receive a lower rate of reimbursement for Plenaxis® than that which they had become accustomed to during 2004, it is possible that some physicians may alter practice patterns and/or refer Medicare patients to hospital outpatient settings rather than continue to treat patients in-office and it is unclear at this time how such a shift in the marketplace dynamic might affect sales of Plenaxis®.  It is also possible that payors other than Medicare may adopt an average sales price reimbursement over time, and the effect of this on Plenaxis® sales is also unclear.

The new legislation also creates opportunities for private entities to become involved in the administration of the Medicare Part B drug benefit.  Among other things, the new legislation added a competitive acquisition program, or CAP, for Part B-covered drugs, effective January 2006, to be administered primarily through private entities.  This program will provide an option for physicians to shift the financial risks and benefits of providing Part B drugs to third party “CAP vendors.”  Increased privatization of the Medicare Part B drug benefit under the new legislation may increase the number and leverage of private CAP vendors attempting to negotiate price concessions from pharmaceutical manufacturers.  The effect that this increased privatization of Medicare and shift in financial relationships may have on Plenaxis® sales is unclear.

It is possible that Plenaxis® may not be available under the CAP program as part of the program’s initial 2006 implementation.  Under draft regulations proposed by CMS, as an alternative to covering all physician-administered Part-B drugs initially, CMS may choose to phase in the CAP program with a subset of oncology products which may or may not include Plenaxis®.  Regardless, Plenaxis® should continue to be available to physicians under the ASP reimbursement system described above.  It is unclear what the impact will be on Plenaxis® sales and revenues in the event that Plenaxis® is not available through CAP vendors in the initial program roll-out.

While the new law does not require manufacturers to offer discounts to CAP vendors, it is possible that future legislation may make tools such as formularies available to such CAP vendors to enhance their negotiating positions with manufacturers, the Part B drug benefit may be rolled into the Part D drug benefit, or the government may be given the authority to mandate discounts to Medicare Part B (much like it does with Medicaid).  The new law contains triggers for Congressional consideration of cost containment measures for Medicare in the event Medicare cost increases exceed a certain level.  These cost containment measures could include some sorts of limitations on prescription drug prices.

Additionally, the new law provides for expanded Medicare coverage for prescription drugs not covered previously by Medicare beginning in 2006.  This change may impact physician decision-making with respect to self-administered drugs that were not covered previously and may compete directly or indirectly with Plenaxis®.

Any or all of these issues may create pressure to lower the price of Plenaxis® in order to be or remain competitive in the changing marketplace.  It is unclear to what extent, if any, Plenaxis® sales would increase or decrease in response to price changes.

As Plenaxis® is used commercially, unanticipated side effects or adverse reactions could occur that could result in additional regulatory controls and reduced sales.

During research and development, the use of pharmaceutical products, such as Plenaxis®, is limited principally to clinical trial patients under controlled conditions and under the care of expert physicians. The widespread commercial use of Plenaxis® could produce unanticipated or undesirable side effects that have not been evident in our clinical trials.  In addition, in patients who take multiple medications, drug interactions could occur that can be difficult to predict.  These events, among others, could result in the imposition of additional regulatory controls that could limit the circumstances under which Plenaxis® is prescribed or even lead to the withdrawal of the product from the market.  Due to the occurrence of immediate-onset systemic allergic reactions in patients treated with Plenaxis® during clinical trials, Plenaxis® has been approved under regulations concerning drugs with certain safety profiles, under which the FDA has established special restrictions to ensure safe use.  Post-marketing phase 4 studies are also required to evaluate the incidence of and further characterize such allergic reactions to the extent they occur.  Any violation of these special restrictions or unfavorable findings in the phase 4 studies or from the overall commercial experience with the drug could lead to the imposition of further restrictions or withdrawal of Plenaxis® from the market.

If we fail to develop and maintain our relationships with third-party manufacturers, or if these manufacturers fail to perform adequately, we may be unable to continue to market and sell Plenaxis® or to develop and commercialize any of our product candidates.

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

We have no experience in large-scale product manufacturing, nor do we have the resources or facilities to manufacture all products for use in humans. We will continue to rely on contract manufacturers to produce Plenaxis® and other compounds for later-stage preclinical, clinical and commercial purposes for a significant period of time. Third-party manufacturers may not be able to meet our needs as to timing, quantity or quality of materials. If we are unable to contract for a sufficient supply of needed materials on acceptable terms, or if we encounter delays or difficulties in our relationships with manufacturers, our clinical trials may be delayed, thereby preventing or delaying the submission of product candidates for, or the granting of, regulatory approval and the commercialization of our potential products. Any such delays may lower our revenues and delay or prevent our attaining or maintaining profitability.

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

In addition, many factors could delay or result in termination of our ongoing or future clinical trials. For example, results from ongoing preclinical studies or analyses could raise concerns over the safety or efficacy of a product candidate.  In March 2004, the FDA placed our phase 1 clinical trial of PPI-2458 on clinical hold.  Although we subsequently received clearance from the FDA to resume clinical testing of PPI-2458, we cannot assure investors that the FDA will not place this or other clinical trials on hold in the future.  A clinical trial may also experience slow patient enrollment.  For example, our phase 1b trial of Apan in Alzheimer’s disease patients has experienced slow patient enrollment, which has delayed the progress of that trial.  A study could also be delayed due to lack of sufficient drug supply.  Patients may experience adverse medical events or side effects, and there may be a real or perceived lack of effectiveness of, or of safety issues associated with, the drug we are testing. Future governmental action or existing or changes in FDA policies or precedents, may also result in delays or rejection of an application for marketing approval.  The FDA has considerable discretion in determining whether to grant marketing approval for a drug, and may delay or deny approval even in circumstances where the applicant’s clinical trials have proceeded in compliance with FDA procedures and regulations and have met the established end-points of the trials. Challenges to FDA determinations are generally time-consuming and costly, and rarely, if ever, succeed.  Although we received FDA approval to market Plenaxis® in the United States in November 2003, we can give no assurance that we will obtain marketing approval for any of our other product candidates.

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

The FDA could determine that the risk management program is not effective and/or that enhancements should be made.  Additional requirements imposed by the FDA could be unduly burdensome for the Company to implement and could jeopardize our ability to support the further promotion of Plenaxis®.  If approval for Plenaxis® is withdrawn, or if we otherwise determine that we are not able to continue selling Plenaxis®, we would not have sufficient funds to continue operations as currently planned.

Our manufacturing, sales, promotion, and other activities following product approval are subject to regulation by numerous regulatory authorities in addition to the FDA, including potentially the Federal Trade Commission, the Department of Justice and individual U.S. Attorney offices within the Department of Justice, CMS, other divisions of the Department of Health and Human Services, and state and local governments.  Any distribution of pharmaceutical samples to physicians must comply with applicable rules, including the Prescription Drug Marketing Act.  Our sales, marketing and scientific/educational programs must comply with the anti-kickback provisions of the Social Security Act, the False Claims Act, and similar state laws.  Our pricing and rebate programs must comply with pricing and reimbursement rules, including the Medicaid rebate requirements of the Omnibus Budget Reconciliation Act of 1990 and the Veteran’s Health Care Act.  If products are made available to authorized users of the Federal Supply Schedule of the General Services Administration, additional laws and requirements apply.  All of our activities are potentially subject to federal and state consumer protection and unfair competition laws.

Depending on the circumstances, failure to meet these applicable legal and regulatory requirements can result in criminal prosecution, fines or other penalties, injunctions, recall or seizure of products, total or partial suspension of production, denial or withdrawal of pre-marketing product approvals, private “qui tam” actions brought by individual whistleblowers in the name of the government, or refusal to allow us to enter into supply contracts, including government contracts.

If we are unable to maintain FDA approval, obtain any foreign regulatory approval for Plenaxis®, or to obtain or successfully carry out the other elements of our operating plan, we would need to raise additional capital and, if we were unable to do so, it could become necessary for us to cease operations or seek protection under state or federal bankruptcy laws.

If we fail to meet the Nasdaq National Market’s minimum bid price continued listing standard our common stock may be delisted from the Nasdaq National Market.

The market price of our common stock has declined substantially.  Since April 26, 2005, the closing bid price per share of our common stock on the NASDAQ National Market has been below $1.00.  As of May 5, 2005, the closing bid price was $0.89.  If the closing bid price per share of our common stock remains below $1.00 for 30 consecutive business days and does not equal or exceed $1.00 for 10 consecutive business days during the subsequent 180 calendar day period, the Nasdaq Stock Market could take action seeking to delist our common stock from the Nasdaq National Market.  If at the end of the 180 calendar day period, we met the initial listing requirements of the Nasdaq SmallCap Market, other than its minimum bid price requirement, we would be permitted to list on the Nasdaq SmallCap Market and would be afforded an additional 180 calendar day period to meet the $1.00 per share minimum bid price requirement for continued listing on the Nasdaq SmallCap Market.  Delisting of our common stock from the Nasdaq National Market, even if it were listed and traded on the Nasdaq SmallCap Market, would likely result in reduced liquidity, thereby increasing the volatility of the trading price, of our common stock, a loss of current or future coverage by certain analysts and a diminution of institutional investor interest.  It could also potentially cause a loss of confidence of corporate collaborators, contract manufacturers and our employees, which could adversely affect our business.

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

Product liability claims can be expensive to defend and may result in large judgments or settlements against us, which could have a negative effect on our financial performance. The costs of product liability insurance have increased dramatically in recent years, and the availability of coverage has decreased.  Although we carry insurance that we regard as reasonably adequate to protect us from potential claims, there can be no assurance that we will be able to maintain our current product liability insurance at a reasonable cost, or at all.  Our former collaboration agreements included, and the agreements regarding the termination of those collaborations also include, an indemnification for liabilities associated with the development and commercialization of Plenaxis®.  Our agreement with Schering AG contains similar indemnification provisions. If a third party, including a former collaborator, successfully sues us for any injury, or for indemnification for losses, there is no guarantee that the amount of the claim would not exceed the limit of our insurance coverage.  Further, a successful claim could result in the recall of Plenaxis®, or could reduce revenues from sales of Plenaxis®.  Even if a product liability claim is not successful, the adverse publicity and time and expense of defending such a claim may interfere with our business.

We rely upon a limited number of specialty pharmaceutical distributors and specialty pharmacies for the distribution of Plenaxis® in the United States.  The loss of one of them, or changes in their purchasing patterns, could impact sales of Plenaxis®, and potentially adversely affect our operating results.

In the United States, we sell to a limited number of specialty distributors and pharmacies that we rely upon for the delivery of Plenaxis® to physicians and hospital pharmacies.  There are a relatively small number of specialty distributors and wholesalers who provide such services.  For the three months ended March 31, 2005, sales to Oncology Therapeutics Network Joint Venture, L.P., Priority Healthcare Corporation, ASD Specialty Healthcare, Inc., Cardinal Health 108, Inc., and McKesson Specialty Distribution Services represented approximately 32%, 24%, 19%, 14% and 11%, respectively, of our aggregate net product sales.  Consolidation or financial difficulties among our specialty pharmaceutical distributors and pharmacies could result in situations which could temporarily increase returns of Plenaxis® from such entities and /or cause these entities to reduce their respective inventory levels by delaying purchases of Plenaxis®.  In addition, these specialty distributors and pharmacies may increase or decrease purchase levels in anticipation of future price changes which may also cause an unexpected change in the level of trade inventories that they would normally maintain.  Although we have developed a plan to manage trade inventory levels of Plenaxis®, this plan may not be effective.  If trade inventory levels of Plenaxis® become too high, or if prescription growth of Plenaxis® is lower than expected by the trade, specialty distributors and pharmacies could reduce their orders for Plenaxis®, which could adversely affect our operating results.

These specialty distributors and pharmacies must also distribute Plenaxis® only to physicians and hospital pharmacists enrolled in our risk management program.  There can be no assurance that these specialty distributors and pharmacies will adequately provide their services to either the end users or to us or that we could find additional outlets to distribute Plenaxis®.

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

A biopharmaceutical company such as ours must keep pace with rapid technological change and faces intense competition. We compete with biotechnology and pharmaceutical companies for funding, access to new technology, research and sales and marketing personnel, and in product research and development. Many of these companies have greater financial resources and more experience than we do in developing drugs, obtaining regulatory approvals, manufacturing, marketing and sales. We also face competition from academic and research institutions and government agencies pursuing alternatives to our products and technologies. We expect that Plenaxis®, and all of our products under development, will face intense competition from existing or future drugs and other medical treatments. In addition, for each of our product candidates, we may face increasing competition from generic formulations or existing drugs whose active components are no longer covered by patents.

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

We license some of our technology from third parties. Termination of our licenses could force us to delay or discontinue some of our development and commercialization programs. For example, if Advanced Research and Technology Institute, Inc., the assignee of Indiana University Foundation, terminated our license with them due to a breach by us of the terms of that license, we could have to discontinue the commercialization of Plenaxis®. We cannot assure investors that we would be able to license substitute technology in the future. Our inability to do so could impair our ability to conduct our business because we may lack the technology, or the necessary rights to technology, required to develop and commercialize our potential products.

We are a defendant in purported class action securities lawsuits regarding the adequacy of our public disclosure which could have a material adverse affect on our financial condition.

As described in detail in this report under Part II, Item 1. “Legal Proceedings,” in December 2004 and January 2005, the Company, Chairman and (now former) Chief Executive Officer Malcolm Gefter, President and (now former) Chief Operating Officer Kevin F. McLaughlin, Chief Financial Officer and Treasurer Edward C. English, and former President and Chief Operating Officer William K. Heiden, were named as defendants in three purported class action securities lawsuits filed in the United States District Court for the District of Massachusetts.  The complaints generally allege securities fraud during the period from November 25, 2003 through December 6, 2004.  Each of the complaints purports to assert claims under Sections 10(b) and 20(a) of the Securities and Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, and alleges that the Company and the individually named defendants made materially false and misleading public statements concerning the Company’s business and financial results, particularly statements regarding the commercialization of Plenaxis®.  The complaints were consolidated into one action in April 2005.

Management believes that the allegations against the Company are without merit, and the Company intends to vigorously defend against the plaintiffs’ claims.  As this litigation is in an initial stage, management is unable to predict its outcome or its ultimate effect, if any, on the Company’s financial condition.  However, we expect that the costs and expenses related to this litigation may be significant.  Our current director and officer liability insurance policies (which, subject to the terms and conditions thereof, also provide “entity coverage” for the Company for this litigation) provide that the Company is responsible for the first $2.5 million of such costs and expenses.  Also, a judgment in or settlement of these actions could exceed our insurance coverage. If we are not successful in defending these actions, our business and financial condition could be adversely affected.  In addition, whether or not we are successful, the defense of these actions may divert the attention of our management and other resources that would otherwise be engaged in running our business.

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

We depend substantially on the principal members of our management and scientific staff, including Kevin F. McLaughlin, our President and Chief Executive Officer, Marc B. Garnick, M.D., our Executive Vice President and Chief Medical and Regulatory Officer, Richard W. Wagner, Ph.D., our Executive Vice President, Discovery Research, and Michael J. Keavany, our Senior Vice President, Sales and Marketing. We do not have employment agreements with any of our executive officers. Any officer or employee can terminate his or her relationship with us at any time and work for one of our competitors. The loss of these key individuals could result in competitive harm because we could experience delays in our product research, development and commercialization efforts without their expertise.  For example, one of our former officers, who was primarily responsible for commercial operations, resigned as our President and Chief Operating Officer during the third quarter of 2004.  As a result, we were required to appoint a new head of commercialization in an expedited fashion.

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

As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the SEC adopted rules requiring public companies to include a report of management on the Company’s internal control over financial reporting in their annual reports on Form 10-K that contains an assessment by management of the effectiveness of the company’s internal control over financial reporting. In addition, the independent registered public accounting firm auditing the Company’s financial statements must attest to and report on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting.  Our independent registered public accounting firm provided us with an unqualified report as to our assessment and the effectiveness of our internal control over financial reporting as of December 31, 2004, which report was included in our Annual Report on Form 10-K for the year ended December 31, 2004.  However, we cannot assure investors that management or our independent registered public accounting firm will be able to provide such an assessment or unqualified report as of future year-ends as required by Section 404 of the Sarbanes-Oxley Act of 2002.  In this event, investors could lose confidence in the reliability of our financial statements, which could result in a decrease in the market value of our common stock.

The market price of our common stock may experience extreme price and volume fluctuations.

The market price of our common stock may fluctuate substantially due to a variety of factors, including, but not limited to:

•                                          our ability to successfully market and sell Plenaxis® in the United States;

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

•                                          announcements regarding the possible delisting of our common stock from the NASDAQ National Market;

•                                          failure or delay by third-party manufacturers in performing their supply obligations or disputes or litigation regarding those obligations;

•                                          public concerns as to the safety of Plenaxis® or our competitors’ products;

•                                          our ability to enter into additional foreign corporate collaborations for Plenaxis®, or United States or foreign corporate collaborations for our product candidates, Apan and PPI-2458, and our Direct Select technology platform, and the timing and terms of such collaborations;

•                                          the success rate of our discovery efforts, particularly utilizing our Direct Select technology platform, and our clinical trials;

•                                          the announcement of additional elements of the Plenaxis® PLUS Program required by the FDA;

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

•                                          the timing and scope of approvals to market Plenaxis® outside of the United States;

•                                          the timing and success of the commercialization of Plenaxis® outside of the United States;

•                                          the timing and level of expenses related to our other research and clinical development programs; and

•                                          the timing of corporate collaborations relating to our other products and technologies resulting in revenues.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk.  We have not entered into any instruments for trading purposes.  Some of the securities that we invest in may have market risk. This means that an increase in prevailing interest rates may cause the principal amount of the investment to decrease. To minimize this risk in the future, we maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds and government and non-government debt securities. An immediate hypothetical 100 basis point increase in interest rates would have resulted in an approximate $0.1 million decrease in the fair value of our investments as of March 31, 2005.  The same hypothetical increase in interest rates as of December 31, 2004 would have resulted in an approximate $0.2 million decrease in the fair value of our investments.  Due to the conservative nature and relatively short duration of our investments, interest rate risk is mitigated. As of March 31, 2005, approximately 95% of our total investments will mature or reset in one year or less, with the remainder maturing in less than two years.

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

ITEM 4.  CONTROLS AND PROCEDURES.

(a)                               Disclosure Controls and Procedures.

The Company’s management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2005.  Based on such evaluation, our chief executive officer and chief financial officer have concluded that, as of March 31, 2005, the Company’s disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, on a timely basis, and is accumulated and communicated to the Company’s management, including the Company’s chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b)                               Changes in Internal Control Over Financial Reporting.

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

In December 2004 and January 2005, the Company, Chairman and (now former) Chief Executive Officer Malcolm Gefter, President and (now former) Chief Operating Officer Kevin F. McLaughlin, Chief Financial Officer and Treasurer Edward C. English, and former President and Chief Operating Officer William K. Heiden, were named as defendants in three purported class action securities lawsuits filed in the United States District Court for the District of Massachusetts.  Those purported class actions are captioned Katz v. Praecis Pharmaceuticals Inc., Malcolm Gefter, Kevin McLaughlin, Edward English and William K. Heiden, Civil Action No. 04-12581-GAO (filed December 9, 2004), Schwartz v. Praecis Pharmaceuticals Inc., Malcolm Gefter, Kevin McLaughlin, Edward English and William K. Heiden, Civil Action No. 04-12704-REK (filed December 27, 2004) and Bassin v. Praecis Pharmaceuticals Inc., Malcolm L. Gefter, Ph.D., Kevin F. McLaughlin, Edward C. English and William K. Heiden, Civil Action No. 05-10134-GAO (filed January 21, 2005).  The complaints generally allege securities fraud during the period from November 25, 2003 through December 6, 2004.  Each of the complaints purports to assert claims under Sections 10(b) and 20(a) of the Securities and Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, and alleges that the Company and the individually named defendants made materially false and misleading public statements concerning the Company’s business and financial results, particularly relating to statements regarding the commercialization of Plenaxis®.

On February 7, 2005, a motion was filed to consolidate the Katz, Schwartz and Bassin actions and to appoint lead plaintiffs and lead counsel.  On February 18, 2005, the Company and the individual defendants filed a brief response to that motion, reserving their rights to challenge the adequacy and typicality, among other things, of the proposed lead plaintiffs in connection with class certification proceedings, if any.  On April 13, 2005, the Court entered an Order granting the plaintiffs’ motion to consolidate the three actions (as well as each case that relates to the same subject matter that may be subsequently filed in or transferred to the United States District Court for the District of Massachusetts), appoint lead plaintiffs and approve such plaintiffs’ selection of co-lead counsel.  The consolidated actions are captioned IN RE PRAECIS PHARMACEUTICALS, INC. SECURITIES LITIGATION, Civil Action No. 04-12581-GAO.  At this time, plaintiffs have not specified the amount of damages they are seeking in the actions.

Management believes that the allegations against the Company are without merit, and the Company intends to vigorously defend against the plaintiffs’ claims. As this litigation is in an initial stage, management is unable to predict its outcome or its ultimate effect, if any, on the Company’s financial condition.  However, we expect that the costs and expenses related to this litigation may be significant.  Our current director and officer liability insurance policies (which, subject to the terms and conditions thereof, also provide “entity coverage” for the Company for this litigation) provide that the Company is responsible for the first $2.5 million of such costs and expenses.  Also, a judgment in or settlement of these actions could exceed our insurance coverage. If we are not successful in defending these actions, our business and financial condition could be adversely affected.  In addition, whether or not we are successful, the defense of these actions may divert the attention of our management and other resources that would otherwise be engaged in running our business.

ITEM 6.  EXHIBITS.

Exhibit Number	Exhibit
3.1	Amended and Restated Certificate of Incorporation (2)
3.2	Third Amended and Restated By-Laws (5)
4.1	Specimen certificate representing shares of common stock (1)
4.2	Specimen certificate representing shares of common stock (including Rights Agreement Legend) (3)
4.3	Rights Agreement between the Registrant and American Stock Transfer & Trust Company, as Rights Agent (4)
4.4	Form of Certificate of Designations of Series A Junior Participating Preferred Stock

Exhibit Number	Exhibit
(attached as Exhibit A to the Rights Agreement filed as Exhibit 4.3 hereto) (4)
4.5	Form of Rights Certificate (attached as Exhibit B to the Rights Agreement filed as Exhibit 4.3 hereto) (4)
31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

PRAECIS PHARMACEUTICALS INCORPORATED

Date: May 6, 2005	By	/s/ Edward C. English
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