Form 10-Q
period 2005-06-30
PRAECIS PHARMACEUTICALS INC
filed 2005-08-05
CIK 1033025

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒                                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

As of July 29, 2005, there were 52,470,951 shares of the registrant’s common stock, $.01 par value, outstanding.

PRAECIS PHARMACEUTICALS INCORPORATED

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2005

INDEX

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets – December 31, 2004 and June 30, 2005

Condensed Consolidated Statements of Operations – three and six months ended June 30, 2004 and 2005

Condensed Consolidated Statements of Cash Flows – six months ended June 30, 2004 and 2005

Notes to Condensed Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings

Item 4.	Submission of Matters to a Vote of Security Holders

Item 5.	Other Information

Item 6.	Exhibits

SIGNATURE

EXHIBIT INDEX

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

PRAECIS PHARMACEUTICALS INCORPORATED
Condensed Consolidated Balance Sheets
(In thousands, except share data)
(Unaudited)

	December 31,	June 30,
	2004	2005

Assets
Current assets:
Cash and cash equivalents	$11,178	$46,841
Marketable securities	72,171	9,498
Accounts receivable	1,052	680
Inventory	93	162
Prepaid expenses and other current assets	952	1,251

Total current assets	85,446	58,432

Property and equipment, net	64,538	43,670
Inventory	4,136	1,374
Other assets	187	150

Total assets	$154,307	$103,626

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,191	$1,002
Accrued expenses	6,085	3,743
Accrued restructuring	—	4,643
Deferred revenue	167	167
Current portion of long-term debt	596	614

Total current liabilities	9,039	10,169

Long-term accrued restructuring	—	3,174
Long-term deferred revenue	1,722	1,639
Long-term debt	31,373	31,061

Commitments and contingencies

Stockholders’ equity:
Common Stock, $0.01 par value; 200,000,000 shares authorized; 52,378,398 shares in 2004 and 52,470,951 shares in 2005 issued and outstanding	524	525
Additional paid-in capital	355,721	355,815
Accumulated other comprehensive loss	(169)	(139)
Accumulated deficit	(243,903)	(298,618)

Total stockholders’ equity	112,173	57,583

Total liabilities and stockholders’ equity	$154,307	$103,626

See accompanying notes.

PRAECIS PHARMACEUTICALS INCORPORATED
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2005	2004	2005

Revenues:
Product sales	$645	$350	$1,056	$1,154
Licensing and other revenues	28	42	78	119
Total revenues	673	392	1,134	1,273

Costs and expenses:
Cost of goods sold	146	3,611	1,280	3,792
Research and development	7,760	6,276	15,675	13,559
Sales and marketing	5,181	2,128	9,424	5,785
General and administrative	2,401	1,989	5,178	3,967
Restructuring and asset impairment	—	28,680	—	28,680
Total costs and expenses	15,488	42,684	31,557	55,783

Operating loss	(14,815)	(42,292)	(30,423)	(54,510)

Interest (expense) income, net	(27)	(78)	201	(205)

Net loss	$(14,842)	$(42,370)	$(30,222)	$(54,715)

Basic and diluted net loss per common share	$(0.28)	$(0.81)	$(0.58)	$(1.04)

Weighted average number of basic and diluted common shares outstanding	52,332	52,426	52,239	52,424

See accompanying notes.

PRAECIS PHARMACEUTICALS INCORPORATED
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2004	2005
Operating activities:
Net loss	$(30,222)	$(54,715)
Adjustments to reconcile net loss to cash used in operating activities:
Non-cash asset impairment	—	19,676
Depreciation	2,494	1,747
Stock compensation	17	—
Changes in operating assets and liabilities:
Accounts receivable	(818)	372
Inventory	(1,888)	2,693
Prepaid expenses and other assets	(707)	(262)
Due from officer	50	—
Accounts payable	(1,629)	(1,189)
Accrued expenses	(333)	(2,342)
Accrued restructuring	—	7,817
Deferred revenue	1,972	(83)

Net cash used in operating activities	(31,064)	(26,286)

Investing activities:
Purchase of available-for-sale securities	(87,566)	(13,094)
Sales or maturities of available-for-sale securities	115,944	75,797
Proceeds from disposition of property and equipment	50	—
Purchase of property and equipment	(278)	(555)

Net cash provided by investing activities	28,150	62,148

Financing activities:
Repayments of long-term debt	(374)	(294)
Proceeds from the issuance of common stock	334	95

Net cash used in financing activities	(40)	(199)

(Decrease) increase in cash and cash equivalents	(2,954)	35,663
Cash and cash equivalents, beginning of period	15,687	11,178

Cash and cash equivalents, end of period	$12,733	$46,841

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

Inventory

Inventory is stated at the lower of cost or market with cost determined under the first-in/first-out (“FIFO”) method. The Company will write down any obsolete, excess or otherwise unmarketable inventory to its estimated net realizable value, as necessary. If the net realizable value is determined to be less than that estimated by the Company, additional inventory write-downs may be required in future periods. In connection with the Company’s strategic restructuring announced in May 2005, the Company discontinued promotional activities related to Plenaxis® and the sale of Plenaxis® for new patients in the United States. As a result, during the second quarter of 2005, the Company wrote down approximately $3.5 million of inventory that it estimated to be in excess of its expected requirements. This amount is classified in cost of goods sold in the Statements of Operations. The remaining inventory balance consists of materials that are expected to be used in connection with the commercialization of Plenaxis® in the European Union.

The components of inventory are as follows:

	December 31, 2004	June 30, 2005
	(in thousands)

Raw materials	$1,644	$—
Work-in-process	2,442	1,536
Finished goods	143	—
Total inventory	4,229	1,536
Less current portion	(93)	(162)
Long-term inventory	$4,136	$1,374

Raw materials, work-in-process and finished goods inventories consist of materials, labor and manufacturing overhead. The Company classifies any inventory that is estimated to be sold in the next twelve months as current inventory, with the remaining amount classified as long-term inventory. The current portion of inventory at June 30, 2005 was approximately $162,000. Much of the raw material used to produce Plenaxis® (including the active pharmaceutical ingredient) was expensed as research and development costs prior to the FDA granting approval for the commercial sale of Plenaxis® in the United States.

Impairment or Disposal of Long-Lived Assets

Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets  (“SFAS No. 144”), requires that if the sum of the undiscounted future cash flows expected to result from a company’s asset, net of interest charges, is less than the reported value of the asset, an asset impairment may be recognized in the financial statements if the reported value of the asset exceeds the fair value determined by either a quoted market price, if any, or a value determined by utilizing a discounted cash flow technique. The Company evaluates its property, plant and equipment for impairment whenever indicators of impairment exist. The amount of the impairment to be recognized is calculated by subtracting the fair value of the asset from the reported value of the asset. In connection with the Company’s strategic restructuring announced in May 2005, the Company performed an assessment and determined that its corporate headquarters and research facility was impaired. As a result, the Company recorded a non-cash impairment charge of approximately $19.7 million related to the facility as part of restructuring and asset impairment expenses under SFAS No. 144. The Company obtained an independent appraisal that was based upon a fee simple expected present value technique in combination with an evaluation of comparable assets in the geographic area in order to estimate the fair value of its corporate headquarters and research facility.

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

Had compensation expense for the Company’s stock option plans been determined based on the fair value at the grant date for awards under these plans, consistent with the methodology prescribed under SFAS No. 123, the Company’s net loss and net loss per common share would have approximated the pro forma amounts indicated below (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2005	2004	2005
Net loss, as reported	$(14,842)	$(42,370)	$(30,222)	$(54,715)
Add: Stock based compensation cost as computed under APB No. 25, included in the determination of net loss as reported	2	—	17	—
Deduct: Stock-based employee compensation cost that would have been included in the determination of net loss as reported if the fair value method had been applied to all awards	(2,576)	(2,660)	(5,549)	(5,470)
Pro forma net loss	$(17,416)	$(45,030)	$(35,754)	$(60,185)
Diluted net loss per common share, as reported	$(0.28)	$(0.81)	$(0.58)	$(1.04)
Diluted net loss per common share, pro forma	$(0.33)	$(0.86)	$(0.68)	$(1.15)

The fair value of the stock options at the date of grant was estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

	2004	2005
Risk-free interest rate	4.00%	3.78%
Expected life (years)	6.0	6.2
Volatility	84.0%	87.1%

The Company has never declared nor paid any cash dividends on any of its capital stock and does not expect to do so in the foreseeable future.

In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment – An Amendment of FASB Statements No. 123 and 95 (“SFAS No. 123R”), which requires all companies to measure compensation cost for all share-based payments, including employee stock options, at fair value. SFAS No. 123R was originally effective for public companies for interim or annual periods beginning after June 15, 2005. In April 2005, the SEC amended the compliance dates for SFAS No. 123R to allow companies to implement SFAS No. 123R at the beginning of their next fiscal year, January 2006 for the Company. Generally, the approach in SFAS No. 123R is similar to the approach described in SFAS No. 123. However, SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The adoption of SFAS No. 123R will have a significant impact on the Company’s results of operations, although it will have no impact on the Company’s overall financial position. In March 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107 (“SAB No. 107”), which expressed the views of the SEC regarding the interaction between SFAS No. 123R and certain SEC rules and regulations. SAB No. 107 provides guidance related to the valuation of share-based payment arrangements for public companies, including assumptions such as expected volatility and expected term. The Company is evaluating SFAS No. 123R and SAB No. 107 and has not yet determined the amount of stock option expense that will be incurred in future periods.

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

The Company prepares its provisions for sales returns and allowances, rebates and discounts based primarily on estimates. Contractual allowances and rebates result primarily from sales under contracts with healthcare providers, Medicaid programs and other government agencies. The Company’s policy for sales returns allows authorized distributors to return the product three months prior to, and six months after, product expiration. In connection with the Company’s strategic restructuring announced in May 2005, the Company modified its policy for sales returns to eliminate these restrictions in order to accommodate returns resulting from the announcement of the discontinuation of promotional activities for Plenaxis® and the sale of Plenaxis® for new patients in the United States. The reserve for sales returns is determined by reviewing the history of returns for products with similar characteristics to Plenaxis®. The Company also utilizes daily reports itemizing sales to physicians and hospital pharmacies, obtained directly from its authorized distributors, in order to analyze specific account ordering trends. This data is reviewed to monitor product movement through the supply chain to identify remaining inventory that may result in chargebacks or sales returns. The Company estimates that there was approximately $0.2 million of product at distributors at June 30, 2005. The reserves are reviewed at each reporting period and adjusted to reflect data available at that time. The Company had accrued approximately $0.2 million in sales return reserves and $0.2 million in other revenue reserves as of June 30, 2005. To the extent the Company’s estimates of contractual allowances, rebates and sales returns are different from actuals, the Company adjusts the reserve which impacts the amount of product sales revenue recognized in the period of the adjustment.

The Company currently provides substantially all of its distributors with payment terms of up to 120 days on purchases of Plenaxis®. Through June 30, 2005, payments have generally been made in a timely manner.

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

Net Loss Per Share

Basic net loss per common share is based on the weighted average number of shares of common stock, par value $.01 per share (“Common Stock”) outstanding. For all periods presented, diluted net loss per common share is the same as basic net loss per common share as the inclusion of Common Stock equivalents, including the effect of stock options, would be antidilutive due to the Company’s net loss position for all periods presented. Diluted net loss per common share excluded 7,994,067 and 9,623,837 Common Stock options for the periods ended June 30, 2004 and 2005, respectively.

Comprehensive Loss

SFAS No. 130, Reporting Comprehensive Income, establishes standards for the reporting and display of comprehensive income (loss) and its components in the condensed consolidated financial statements. The Company’s accumulated other comprehensive loss is comprised of net unrealized gains or losses on available-for-sale securities. For the three and six months ended June 30, 2004 and 2005, comprehensive loss was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2005	2004	2005

Net loss	$(14,842)	$(42,370)	$(30,222)	$(54,715)
Changes in comprehensive loss:
Net unrealized holding (losses)/gains on investments	(464)	21	(402)	30
Total comprehensive loss	$(15,306)	$(42,349)	$(30,624)	$(54,685)

Recent Accounting Pronouncements

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3 (“SFAS No. 154”). Previously, APB No. 20, Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements, required the inclusion of the cumulative effect of changes in accounting principle in net income of the period of the change. SFAS No. 154 requires companies to recognize a change in accounting principle, including a change required by a new accounting pronouncement when the pronouncement does not include specific transition provisions, retrospectively to prior periods’ financial statements. The Company does not believe the adoption of SFAS No. 154 will have a material impact on its condensed consolidated financial statements.

3.                                      Restructuring

On May 19, 2005, the Company’s Board of Directors approved a strategic restructuring to focus the Company’s resources on its most promising assets and programs and significantly reduce its cost structure. The strategic restructuring included voluntarily discontinuing promotional activities related to Plenaxis® and the sale of Plenaxis® for new patients in the United States; voluntarily suspending the ongoing clinical development of Apan™, the Company’s drug candidate for Alzheimer’s disease; and implementing a reduction of the Company’s 182-person headcount by approximately 60%.

During the three months ended June 30, 2005, the Company recorded approximately $28.7 million of restructuring and asset impairment expenses under SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. The Company also recorded a non-cash impairment charge in cost of goods sold of approximately $3.5 million related to inventory due to the discontinuation of promotional activities relating to Plenaxis® in the United States. Included in restructuring and asset impairment expenses are cash charges of approximately $2.6 million for employee severance, benefits and related costs, approximately $0.2 million associated with the termination of various contracts and approximately $0.2 million of other associated costs. In addition, a non-cash impairment charge of approximately $19.7 million was recorded under SFAS No. 144 relating to the Company’s corporate headquarters and research facility. The Company also concluded that its commitments under certain existing Plenaxis® manufacturing and supply agreements with third parties exceed the Company’s estimated future Plenaxis® requirements by approximately $7.2 million. During the second quarter of 2005, the Company recorded a charge of approximately $6.0 million which represents the net present value of these excess commitments. The Company expects to expense the remaining $1.2 million of these excess commitments over the remaining term of the applicable manufacturing and supply agreements, ranging from two to five years.

The following table outlines the components of the Company’s restructuring and asset impairment expenses for the three months ended June 30, 2005 (in thousands):

	Charges		Cash Paid	Non-Cash Write-off	Amounts Accrued as of June 30, 2005
Employee severance, benefits and related costs	$2,555		$983	$—	$1,572

Contract termination costs	168		44	—	124

Other costs	247		160	—	87

Impairment on building	19,676		—	19,676	—

Manufacturing commitments restructuring expense	6,034		—	—	6,034

Restructuring and asset impairment	28,680

Impairment on inventory	3,493	*	—	3,493	—

Total	$32,173		$1,187	$23,169	$7,817

Less current portion					(4,643)

Long-term restructuring accrual					$3,174

* Amount is recorded in cost of goods sold.

4.                                      Schering AG Agreement

In April 2004, the Company entered into the Schering AG Agreement, under which the Company granted exclusive rights to Schering AG to commercialize Plenaxis® in the field of prostate cancer in Europe, Russia, the Middle East, South Africa, Australia and New Zealand (the “Licensed Territory”). The Schering AG Agreement provides for a combination of upfront, regulatory approval and performance-based milestone payments, as well as a share of revenue through transfer price payments for drug product which will be supplied by the Company. The transfer price will vary based upon net sales of Plenaxis®, as well as pricing and reimbursement levels, in the Licensed Territory. The Company received a $2.0 million signing payment from Schering AG during the second quarter of 2004, which the Company is recognizing into revenues through 2016, which represents the remaining patent life of Plenaxis® in Europe. As of June 30, 2005, the Company had recognized approximately $0.2 million in revenues under the Schering AG Agreement.

5.                                      Mortgage Financing

In June 2004, the Company amended its acquisition and construction loan agreement (the “Amended Loan Agreement”) to extend the maturity date of the loan and modify certain other terms of the original agreement. Under the Amended Loan Agreement, on July 30, 2009 the principal amount then outstanding is due and payable in full, subject to two one-year extension options which are exercisable at the Company’s election provided the Company is in compliance with certain financial covenants. The outstanding principal bears interest at a fixed rate of 5.95% through April 2009 and at a floating rate for the remainder of the term. Principal and interest are payable through a fixed monthly payment of approximately $207,000, with the principal portion being calculated using a 25-year amortization schedule. Interest paid under the Amended Loan Agreement approximated interest expense during both the three and six months ended June 30, 2004 and 2005. The Amended Loan Agreement also provides for certain additional financial operating covenants, one of which was effective immediately and the remainder of which will become effective as of December 31, 2006. The covenant which was immediately effective is tested on a quarterly basis and requires that the Company maintain $25.0 million in unrestricted cash, cash equivalents and marketable securities. The Company is also subject to other covenants relating to the value of the property securing the debt relative to the total debt outstanding under the Amended Loan Agreement, as well as the lease income threshold required in connection with the established debt service coverage ratio.

6.                                      Litigation

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

On February 7, 2005, a motion was filed to consolidate the three actions and to appoint lead plaintiffs and lead counsel. On February 18, 2005, the Company and the individual defendants filed a brief response to that motion, reserving their rights to challenge the adequacy and typicality, among other things, of the proposed lead plaintiffs in connection with class certification proceedings, if any. On April 13, 2005, the Court entered an Order granting the plaintiffs’ motion to consolidate the three actions (as well as each case that relates to the same subject matter that may be subsequently filed in or transferred to the United States District Court for the District of Massachusetts), appoint lead plaintiffs and approve such plaintiffs’ selection of co-lead counsel. On August 1, 2005, lead plaintiffs filed a consolidated amended complaint. At this time, plaintiffs have not specified the amount of damages they are seeking in the actions.

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

Overview

We are a biopharmaceutical company focused on the discovery, development and commercialization of innovative therapies that either address unmet medical needs or offer improvements over existing therapies. On May 19, 2005, our Board of Directors approved a strategic restructuring to focus the Company’s resources on our most promising assets and programs and significantly reduce our cost structure. Going forward, we will focus our resources on:

•                  Continuing the clinical development of PPI-2458, our novel, proprietary oral compound for the treatment of cancer and autoimmune diseases; and

•                  Continuing to advance our Direct Select™ drug discovery technology and seeking research collaborations and partnerships with respect to that technology.

We are also, in collaboration with Schering AG, continuing to seek marketing approval of Plenaxis® in Germany, with a view to thereafter gaining approval for Plenaxis® in other European Union member states and elsewhere in Schering AG’s other licensed territories and successfully commercializing Plenaxis® through our collaboration with Schering AG.

The strategic restructuring included voluntarily discontinuing promotional activities related to Plenaxis® and the sale of Plenaxis® for new patients in the United States; voluntarily suspending the ongoing clinical development of Apan™, our drug candidate for Alzheimer’s disease; and implementing a reduction of our 182-person headcount by approximately 60% to approximately 75 full-time employees. We are also actively pursuing the sale of our corporate headquarters and research facility located in Waltham, Massachusetts. In order to minimize disruption to our ongoing operations, we intend to lease-back a portion of laboratory and office space within this facility, which would represent a substantial reduction in our current occupancy and related facility costs.

We are focusing our research and development efforts on PPI-2458, a novel, proprietary oral compound targeted at the inhibition of the enzyme, methionine aminopeptidase type 2, or MetAP-2. We believe that, due to its antiproliferative and antiangiogenic activity, PPI-2458 has the potential to address multiple therapeutic areas and we are currently in the process of establishing a long-term clinical development plan for this compound. During the fourth quarter of 2003, we initiated our first clinical trial for PPI-2458 evaluating an oral formulation in non-Hodgkin’s lymphoma patients who were no longer benefiting from other therapies. In March 2004, the FDA placed this trial on clinical hold. In June 2004, we received clearance from the FDA to resume clinical trials and in late 2004, we opened a new phase 1 clinical trial of PPI-2458 in non-Hodgkin’s lymphoma patients. During the second quarter of 2005, we expanded the enrollment criteria of this trial to include patients with solid tumors. While only a small number of patients have been treated with PPI-2458 thus far, we have observed that, following oral dosing, MetAP-2 is inhibited by this compound. In addition to conducting a clinical study in cancer patients, we have been conducting an extensive preclinical evaluation of the use of PPI-2458 for treating certain inflammatory and autoimmune disorders, including rheumatoid arthritis. In light of the significant anticipated development costs associated with the PPI-2458 clinical program, we continue to anticipate seeking a partner for this program as clinical development advances.

As part of the ongoing evolution and enhancement of our discovery technologies, we are focusing our early stage research efforts on the further development and enhancement of our novel Direct Select™ drug discovery technology. We continue to make significant progress on the development of this technology, including solving many of the technical challenges associated with creating and screening ultra-large advanced combinatorial chemistry libraries.  We believe that Direct Select™ technology, through the creation of these vast libraries of drug-like molecules, will allow us to more rapidly and directly identify orally available compounds with high affinity and specificity than has routinely been possible using traditional drug discovery methods.  During the third quarter, we plan to expand our library collection to approximately 3.5 billion structures, and to continue to test the ability of the technology to rapidly identify drug-like molecules.  As previously announced, the continued development and enhancement of Direct Select™ is a key part of our operating plan and we continue to believe that this technology will be an important tool for the future of drug discovery and development.  We are in discussions regarding potential partnership opportunities for Direct Select™.  We also intend to utilize this technology in identifying new compounds for internal development.

As stated above, in May 2005, we voluntarily discontinued promotional activities related to Plenaxis® and the sale of Plenaxis® for new patients in the United States. Plenaxis® continues to be available to those patients in the United States who were already receiving the drug at the time we announced our strategic restructuring in May 2005. We are also exploring partnering opportunities regarding Plenaxis® in the United States.

In April 2004, we signed an agreement with Schering AG of Berlin, Germany, for the commercialization of Plenaxis® across Europe, Russia, the Middle East, South Africa, Australia and New Zealand. The Schering AG agreement provides for a combination of upfront, regulatory approval and performance-based milestone payments, as well as a share of revenue through transfer price payments for drug product which will be supplied by us. The transfer price will vary based upon net sales of Plenaxis®, as well as pricing and reimbursement levels, in the licensed territory. The milestone payments to us may total over time up to approximately $90.0 million, depending upon Euro/U.S. Dollar conversion rates, and the attainment of specified annual sales levels which the majority of the milestone payments are conditioned upon. The overall financial terms were intended, depending upon performance levels, to approximate an equal sharing of the net present value of the product. We received a $2.0 million signing payment from Schering AG during the second quarter of 2004, which we are recognizing into revenues through 2016, which represents the remaining patent life of Plenaxis® in Europe. As of June 30, 2005, we had recognized approximately $0.2 million of revenues under this agreement. Schering AG has the right to terminate the agreement at any time in its sole discretion because the product was not approved in Germany by June 30, 2005. Schering AG may also terminate the agreement if the terms of the approval in Germany do not meet certain criteria in the agreement defining a commercially acceptable label.

In June 2003, we initiated the regulatory submission process in the European Union, submitting a marketing authorization application, or MAA, in Germany seeking approval to market Plenaxis® for the hormonal management of prostate cancer where androgen suppression is appropriate. Earlier this year we submitted a response to a communication and requests received from the German Federal Institute for Drugs and Medical Devices, or BfArM, regarding the MAA, and we continue to interact with the BfArM and expect the BfArM to complete its review by the end of the third quarter of 2005. Our goal remains to obtain a commercially acceptable label under the Schering AG agreement. Assuming favorable action by the German regulatory authorities granting marketing approval with a commercially acceptable label, we plan to seek, in collaboration with Schering AG, additional European Union member state approvals through the Mutual Recognition Procedure. However, we cannot assure investors whether or when such regulatory action on our MAA will occur, or that any such action will be viewed as a viable commercial opportunity by Schering AG or will otherwise result in the successful commercialization of Plenaxis® in Germany or in any other country in the European Union.

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

In connection with our strategic restructuring, we also voluntarily suspended the clinical development program for Apan™. We began this program in 2000 and, prior to its suspension, completed both a phase 1a single dose escalation study, identifying a maximum tolerated dose, or MTD, in healthy volunteers and a phase 1b single dose escalation study, identifying the MTD in Alzheimer’s patients. Enrollment in a phase 1/2a multiple dose study was suspended prior to completion. As previously stated, the suspension of clinical development for Apan™ was not due to any unexpected or undesirable event or clinical result, but rather to conserve funds. We anticipate continuing to explore partnering opportunities for this compound to enable its further development in the future.

Most of our expenditures to date have been for drug development, commercialization activities and for general and administrative expenses.

During the three months ended June 30, 2005, we recorded approximately $28.7 million of restructuring and asset impairment expenses under Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities, or SFAS No. 146. We also recorded a non-cash impairment charge of approximately $3.5 million related to inventory due to the discontinuation of promotional activities relating to Plenaxis® in the United States. Included in restructuring and asset impairment expenses are cash charges of approximately $2.6 million for employee severance, benefits and related costs, approximately $0.2 million associated with the termination of various contracts and approximately $0.2 million of other associated costs. In addition, a non-cash impairment charge of approximately $19.7 million was recorded under Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, or SFAS No. 144, relating to our corporate headquarters and research facility. We also concluded that our commitments under certain existing Plenaxis® manufacturing and supply agreements with third parties exceed our estimated future Plenaxis® requirements by approximately $7.2 million. During the second quarter of 2005, we recorded a charge of approximately $6.0 million which represents the net present value of these excess commitments. We expect to expense the remaining $1.2 million of these excess commitments over the remaining term of the applicable manufacturing and supply agreements, ranging from two to five years.

Due primarily to the costs associated with the commercialization of Plenaxis® in the United States and its continued development, as well as other research and development and general and administrative expenses, we had a net operating loss for the first half of 2005. Our accumulated deficit as of June 30, 2005 was approximately $298.6 million. We expect to continue to have net operating losses for at least the next several years.

We continue to expect that, as a result of the strategic restructuring, our annual cash utilization will decrease from approximately $60.0 million per year to less than $30.0 million per year for 2006, and that we should have available resources to allow us to pursue our current operating plan through approximately the second quarter of 2007, and possibly longer assuming receipt of a marketing approval for Plenaxis® in Germany that is commercially acceptable to Schering AG or the successful partnering of either our PPI-2458 program or our Direct Select™ technology. However, we cannot assure investors that we will be able to gain a commercially acceptable approval of Plenaxis® outside of the United States, or that we will be able to enter into appropriate collaborative arrangements relating to our PPI-2458 program or our Direct Select™ technology in a timely manner and on favorable terms, if at all. If we are unable to carry out the key elements of our operating plan, we may have to obtain additional sources of funding or significantly modify our operating plan, including by curtailing certain elements of our operations. We have no committed sources of capital and do not know whether additional financing will be available when needed, or, if available, that the terms will be favorable to us. If we are required to raise money in the future and we experience difficulties or are unable to do so, it could become necessary for us to cease operations or seek protection under state or federal insolvency or bankruptcy laws.

At June 30, 2005, we had 77 full-time employees, excluding those employees whose positions were eliminated in connection with our strategic restructuring, compared to 185 full-time employees at June 30, 2004. This decrease is due primarily to the approximate 60% reduction in headcount effected as part of our strategic restructuring.

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

We prepare our provisions for sales returns and allowances, rebates and discounts based primarily on estimates. Contractual allowances and rebates result primarily from sales under contracts with healthcare providers, Medicaid programs and other government agencies. Our policy for sales returns allows authorized distributors to return the product three months prior to, and six months after, product expiration. In connection with our strategic restructuring announced in May 2005, we modified our policy for sales returns to eliminate these restrictions in order to accommodate returns resulting from the announcement of the discontinuation of promotional activities for Plenaxis® and the sale of Plenaxis® for new patients in the United States. The reserve for sales returns is determined by reviewing the history of returns for products with similar characteristics to Plenaxis®. We also utilize daily reports itemizing sales to physicians and hospital pharmacies, obtained directly from our authorized distributors, in order to analyze specific account ordering trends. This data is reviewed to monitor product movement through the supply chain to identify remaining inventory that may result in chargebacks or sales returns. We estimate that there was approximately $0.2 million of product at distributors at June 30, 2005. The reserves are reviewed at each reporting period and adjusted to reflect data available at that time. We had accrued approximately $0.2 million in sales return reserves and $0.2 million in other revenue reserves as of June 30, 2005. To the extent our estimates of contractual allowances, rebates and sales returns are different from actuals, we adjust the reserve which impacts the amount of product sales revenue recognized in the period of the adjustment.

We currently provide substantially all of our distributors with payment terms of up to 120 days on purchases of Plenaxis®. Through June 30, 2005, payments have generally been made in a timely manner.

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

Restructuring and Asset Impairment Expenses. On May 19, 2005, our Board of Directors approved a strategic restructuring to focus the Company’s resources on our most promising assets and programs and significantly reduce our cost structure. The strategic restructuring included voluntarily discontinuing promotional activities related to Plenaxis® and the sale of Plenaxis® for new patients in the United States; voluntarily suspending the ongoing clinical development of Apan™, our drug candidate for Alzheimer’s disease; and implementing a reduction of our 182-person headcount by approximately 60%. These restructuring charges were accounted for in accordance with SFAS No. 146. In determining the manufacturing commitments restructuring expense and inventory impairment, various assumptions were made with respect to future Plenaxis® sales. These assumptions will be reviewed periodically and should these estimates change, adjustments to the net present value of remaining commitments as well as inventory may be necessary in future periods. Please refer to the discussion of Inventory and Impairment or Disposal of Long-Lived Assets appearing directly below, as well as Note 3 to our condensed consolidated financial statements included elsewhere in this report, for additional information regarding our strategic restructuring.

Inventory. We value inventory at the lower of cost or market value. We determine cost using the first-in, first-out method. We analyze our inventory levels quarterly and write down inventory that has become obsolete, inventory that has a cost basis in excess of its expected net realizable value and inventory in excess of expected requirements, to cost of goods sold. Expired inventory is disposed of and the related costs are written off. If actual market conditions are less favorable than that estimated by us, additional write-downs of existing inventory may be required in future periods. In connection with our strategic restructuring announced in May 2005, we discontinued promotional activities related to Plenaxis® and the sale of Plenaxis® for new patients in the United States. As a result, during the second quarter of 2005,  we wrote down approximately $3.5 million of inventory that we estimated to be in excess of our expected requirements. This amount is classified as cost of goods sold in the Statements of Operations. The remaining inventory balance consists of materials that are expected to be used in connection with the commercialization of Plenaxis® in the European Union.

We classify any inventory that we estimate to be sold in the next twelve months as current with the remaining amount classified as long-term inventory.

Impairment or Disposal of Long-Lived Assets. SFAS No. 144 requires that if the sum of the undiscounted future cash flows expected to result from a company’s asset, net of interest charges, is less than the reported value of the asset, an asset impairment may be recognized in the financial statements if the reported value of the asset exceeds the fair value determined by either a quoted market price, if any, or a value determined by utilizing a discounted cash flow technique. We evaluate our property, plant and equipment for impairment whenever indicators of impairment exist. The amount of the impairment to be recognized is calculated by subtracting the fair value of the asset from the reported value of the asset.

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

In connection with our strategic restructuring announced in May 2005, we performed an assessment and determined that our corporate headquarters and research facility was impaired. As a result, a non-cash impairment charge of approximately $19.7 million related to the facility was recorded as part of restructuring and asset impairment expenses under SFAS No. 144. We obtained an independent appraisal that was based upon a fee simple expected present value technique in combination with an evaluation of comparable assets in the geographic area in order to estimate the fair value of our corporate headquarters and research facility.

Management has discussed the development, selection and disclosure of these critical accounting policies with the audit committee of our Board of Directors.

Results of Operations

Three Months Ended June 30, 2005 Compared To Three Months Ended June 30, 2004

Revenues for the three months ended June 30, 2005 were approximately $0.4 million compared to approximately $0.7 million for the corresponding period in 2004. Of these amounts, approximately $0.4 million and $0.6 million, respectively, were related to sales of Plenaxis®. The decrease in revenues was due primarily to the voluntary discontinuation of promotional activities related to Plenaxis® and the sale of Plenaxis® for new patients in the United States. However, Plenaxis® continues to be available to those patients in the United States who were already receiving the drug at the time our strategic restructuring was announced in May 2005. Accordingly, we expect to have a small amount of revenues from Plenaxis® sales during the remainder of 2005. Other sources of revenues during 2005 and thereafter may be from potential payments under our agreement with Schering AG, and potential payments under other future corporate collaborations relating to PPI-2458 and our Direct Select™ drug discovery technology, if consummated. The amount and timing of these other development will depend on the timing and scope of regulatory approvals in the European Union, as well as the success of our PPI-2458 clinical development program and our Direct Select™ technology, and our ability to enter into partnerships with respect to these programs. We cannot assure investors as to if or when we will receive any such revenues.

Cost of goods sold for the three months ended June 30, 2005 was $3.6 million compared to approximately $0.1 million for the three months ended June 30, 2004. During the second quarter of 2005, we recorded a non-cash impairment charge of approximately $3.5 million related to inventory due to the discontinuation of promotional activities relating to Plenaxis® in the United States. Much of the raw material used to produce Plenaxis® (including the active pharmaceutical ingredient) was purchased prior to the FDA granting approval for the commercial sale of Plenaxis® in the United States. Accordingly, these purchases were treated as research and development costs and expensed as incurred. We cannot predict when such previously expensed materials will be exhausted, as this will be dependent upon the commercial success of Plenaxis® abroad.

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

Members of our research and development team typically work on a number of projects concurrently. In addition, a substantial amount of our fixed costs such as facility depreciation, utilities and maintenance are shared by our various programs. Accordingly, we have not specifically identified, and do not plan to specifically identify, all costs related to each of our research and development programs. We estimate that during the three and six months ended June 30, 2005 and during 2004, the majority of our research and development expenses consisted of salaries, benefits, clinical trial costs, manufacturing costs and lab supplies related to our Plenaxis®, Apan™ and PPI-2458 clinical development programs. The remaining research and development costs consisted primarily of salaries, benefits and lab supplies related to the development of our Direct Select™ technology and our other research programs.

Research and development expenses for the three months ended June 30, 2005 decreased 19% to approximately $6.3 million, from approximately $7.8 million for the corresponding period in 2004. The decrease reflects reduced spending in our clinical and preclinical programs. Spending on the Plenaxis® program decreased by approximately $0.2 million due primarily to lower development-related costs. Spending on our Apan™ program during the three months ended June 30, 2005 decreased compared to the corresponding period in the prior year due to a decrease in clinical expenses of approximately $0.6 million offset by an increase of approximately $0.2 million of preclinical expenses. Spending related to our PPI-2458 program during the three months ended June 30, 2005 decreased by approximately $0.1 million due primarily to reduced spending on preclinical studies. The remaining decrease was due to lower personnel-related expenses of approximately $0.8 million during the three months ended June 30, 2005. In May 2005, as part of our strategic restructuring, we voluntarily suspended the clinical development of Apan™, as well as certain investigator-sponsored and phase 4 clinical studies of Plenaxis®. Although we are unable to predict the precise level of spending on individual clinical programs due to the uncertain nature of clinical development, we expect our research and development expenses for the remainder of 2005 and thereafter to remain lower than 2004 levels, as we continue to advance our clinical trial of PPI-2458, enhance our Direct Select™ technology and end Apan™ and Plenaxis® clinical development activities.

Sales and marketing expenses for the three months ended June 30, 2005 decreased 59% to approximately $2.1 million, from approximately $5.2 million for the corresponding period in 2004. The decrease was due primarily to the voluntary discontinuation of promotional activities related to Plenaxis® in the United States. We do not expect to continue to incur significant sales and marketing expenses during the remainder of 2005 or thereafter.

General and administrative expenses for the three months ended June 30, 2005 decreased 17% to approximately $2.0 million, from approximately $2.4 million for the corresponding period in 2004. The decrease resulted primarily from lower personnel-related expenses during the three months ended June 30, 2005. We expect that general and administrative expenses will remain relatively consistent with current levels for the remainder of 2005. As described in detail in this report under Part II, Item 2. “Legal Proceedings,” in December 2004 and January 2005, the Company and certain of its current and former executive officers were named as defendants in three purported class action securities lawsuits filed in the United States District Court for the District of Massachusetts. Management believes that the allegations against the Company are without merit, and the Company intends to vigorously defend against the plaintiffs’ claims. As this litigation is in an initial stage, management is unable to predict its outcome or its ultimate effect, if any, on our financial condition. However, we expect that the costs and expenses related to this litigation may be significant. Our current director and officer liability insurance policies (which, subject to the terms and conditions thereof, also provide “entity coverage” for the Company for this litigation) provide that the Company is responsible for the first $2.5 million of such costs and expenses. If we are not successful in defending these actions, our business and financial condition could be adversely affected.

Restructuring and asset impairment expenses for the three months ended June 30, 2005 were $28.7 million compared to zero for the corresponding period in 2004. Please refer to the discussion under “Overview” in this Item 2, as well as Note 3 – Restructuring, included in our condensed consolidated financial statements appearing elsewhere in this report for additional information regarding our strategic restructuring.

Net interest expense for the three months ended June 30, 2005 was approximately $0.1 million compared to zero for the corresponding period in 2004. The increase in net interest expense was due primarily to the refinancing of the mortgage on our facility from a lower variable rate to a higher fixed rate and lower average cash balances.

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

Six Months Ended June 30, 2005 Compared To Six Months Ended June 30, 2004

Revenues for the six months ended June 30, 2005 were approximately $1.3 million compared to approximately $1.1 million for the corresponding period in 2004. Substantially all of our revenues were related to sales of Plenaxis® during the six months ended June 30, 2005 and 2004, with the remaining amounts representing licensing and other revenues.

Cost of goods sold for the six months ended June 30, 2005 was approximately $3.8 million compared to approximately $1.3 million for the corresponding period in 2004. During the second quarter of 2005, we recorded a non-cash impairment charge of approximately $3.5 million related to inventory due to the discontinuation of promotional activities relating to Plenaxis® in the United States. The majority of our cost of goods sold during the first half of 2004 was comprised of a $1.0 million milestone payment which became due and payable upon the first commercial sale of Plenaxis® under our license agreement with Indiana University Advanced Research and Technology Institute, Inc.

Research and development expenses for the six months ended June 30, 2005 decreased 13% to approximately $13.6 million, from approximately $15.7 million for the corresponding period in 2004. The decrease reflects reduced spending on our clinical and preclinical programs. Spending on the Plenaxis® program during the first half of 2005 increased by approximately $0.5 million compared to the first half of 2004 due primarily to higher development-related costs. Spending on our Apan™ program during the six months ended June 30, 2005 decreased compared to the corresponding period in the prior year due to lower preclinical expenses of approximately $0.3 million and lower clinical expenses of approximately $0.5 million. Spending related to our PPI-2458 program during the six months ended June 30, 2005 decreased by approximately $0.8 million due primarily to reduced spending on preclinical studies. The remaining decrease was due to lower personnel-related expenses of approximately $1.0 million during the six months ended June 30, 2005.

Sales and marketing expenses for the six months ended June 30, 2005 decreased 39% to approximately $5.8 million, from approximately $9.4 million for the corresponding period in 2004. The decrease resulted primarily from the voluntary discontinuation of promotional activities related to Plenaxis® in the United States, as well as various one-time costs that occurred in the first half of 2004 in conjunction with the launch of Plenaxis® in the United States.

General and administrative expenses for the six months ended June 30, 2005 decreased 23% to approximately $4.0 million, from approximately $5.2 million for the corresponding period in 2004. The decrease resulted primarily from lower personnel and business development expenses during the six months ended June 30, 2005.

Restructuring and asset impairment expenses for the six months ended June 30, 2005 were $28.7 million compared to zero for the corresponding period in 2004. Please refer to the discussion under “Overview” in this Item 2, as well as Note 3 – Restructuring, included in our condensed consolidated financial statements appearing elsewhere in this report for additional information regarding our strategic restructuring.

Net interest expense for the six months ended June 30, 2005 was $0.2 million compared to net interest income of approximately $0.2 million for the corresponding period in 2004. The decrease in net interest income (expense) was due primarily to the refinancing of the mortgage on our facility from a lower variable rate to a higher fixed rate and lower average cash balances.

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

On May 19, 2005, our Board of Directors approved a strategic restructuring to focus the Company’s resources on our most promising assets and programs and significantly reduce our cost structure. The strategic restructuring included voluntarily discontinuing promotional activities related to Plenaxis® and the sale of Plenaxis® for new patients in the United States; voluntarily suspending the ongoing clinical development of Apan™; and implementing a headcount reduction of approximately 60%. We are also actively pursuing the sale of our corporate headquarters and research facility located in Waltham, Massachusetts. In order to minimize disruption to our ongoing operations, we intend to lease-back a portion of laboratory and office space within this facility, which would result in a substantial reduction in our current occupancy and related facility costs.

At June 30, 2005, we had cash, cash equivalents and marketable securities of approximately $56.3 million and working capital of approximately $48.3 million, compared to approximately $83.3 million and $76.4 million, respectively, at December 31, 2004. We continue to expect that, as a result of the strategic restructuring, our annual cash utilization will decrease from approximately $60.0 million per year to less than $30.0 million per year for 2006, and that we should have available resources to allow us to pursue our current operating plan through approximately the second quarter of 2007, and possibly longer assuming receipt of marketing approval for Plenaxis® in Germany that is commercially acceptable to Schering AG or the successful partnering of either our PPI-2458 program or our Direct Select™ technology.

We expect to continue to have net operating losses for at least the next several years. We cannot assure investors that we will be able to gain a commercially acceptable approval of Plenaxis® outside of the United States, or that we will be able to enter into appropriate collaborative arrangements relating to our PPI-2458 program or our Direct Select™ technology in a timely manner and on favorable terms, if at all. If we are unable to carry out the key elements of our operating plan, we may have to obtain additional sources of funding or significantly modify our operating plan, including by curtailing certain elements of our operations. We have no committed sources of capital and do not know whether additional financing will be available when needed, or, if available, that the terms will be favorable to us. If we are required to raise money in the future and we experience difficulties or are unable to do so, it could become necessary for us to cease operations or seek protection under state or federal insolvency or bankruptcy laws.

For the six months ended June 30, 2005, net cash of approximately $26.3 million was used in operating activities, compared to approximately $31.1 million used in operating activities during the six months ended June 30, 2004. During the six months ended June 30, 2005, our use of cash in operations was due principally to our net loss of approximately $54.7 million and the reduction in accounts payable and accrued expenses of approximately $3.5 million, offset by non-cash asset impairment expenses of approximately $19.7 million, an increase in accrued restructuring costs of approximately $7.8 million, a reduction in inventory of approximately $2.7 million and depreciation of approximately $1.7 million. Cash utilization will continue for 2005 and thereafter as we continue our clinical development program for PPI-2458 and focus on the refinement of our Direct Select™ drug discovery technology and our other research and development initiatives. The actual amount of overall expenditures will depend on numerous factors, including the timing of expenses and the timing and progress of our research, development and commercialization efforts.

Net cash provided by investing activities of approximately $62.1 million for the six months ended June 30, 2005 consisted primarily of net sales or maturities of marketable securities of approximately $62.7 million.  This compares to net cash provided by investing activities of approximately $28.2 million for the corresponding period in 2004, which was also related primarily to net sales or maturities of marketable securities of approximately $28.4 million.

In July 2000, in connection with the purchase, through our wholly owned real estate subsidiary, of our corporate headquarters and research facility in Waltham, Massachusetts, the subsidiary entered into an acquisition and construction loan agreement providing for up to $33.0 million in financing for the acquisition of, and improvements to, the facility. As of June 30, 2005, approximately $31.7 million was outstanding under the loan agreement, as amended as described below. The loan is secured by the facility, together with all fixtures, equipment, improvements and other related items, and by all rents, income or profits received by our real estate subsidiary, and is unconditionally guaranteed by us.

In June 2004, the acquisition and construction loan agreement was amended to extend the maturity date of the loan and modify certain other terms of the original agreement. Under the amended loan agreement, on July 30, 2009 the principal amount then outstanding is due and payable in full, subject to two one-year extension options which are exercisable at our election provided we are in compliance with certain financial covenants. The outstanding principal bears interest at a fixed rate of 5.95% through April 2009 and at a floating rate for the remainder of the term. Principal and interest are payable through a fixed monthly payment of approximately $207,000, with the principal portion being calculated using a 25-year amortization schedule. The amended loan agreement also provides for certain additional financial operating covenants, one of which was effective immediately and the remainder of which will become effective as of December 31, 2006. The covenant which was immediately effective is tested on a quarterly basis and requires that we maintain $25.0 million in unrestricted cash, cash equivalents and marketable securities. We are also subject to other covenants relating to the value of the property securing the debt relative to the total debt outstanding under the amended loan agreement, as well as the lease income threshold required in connection with the established debt service coverage ratio. As stated above, we are actively pursuing the sale and partial leaseback of our corporate headquarters and research facility. In the event that we are unable to sell the facility in a timely manner and are unable to successfully carry out the key elements of our operating plan, we are likely to default on one or more of the financial covenants under the loan agreement.

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

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123R, Share-Based Payment – An Amendment of FASB Statements No. 123 and 95, or SFAS No. 123R, which requires all companies to measure compensation cost for all share-based payments, including employee stock options, at fair value, and was originally effective for public companies for interim or annual periods beginning after June 15, 2005.  In April 2005, the Securities and Exchange Commission amended the compliance dates for SFAS No. 123R to allow companies to implement SFAS No. 123R at the beginning of their next fiscal year, January 2006 for us. Generally, the approach in SFAS No. 123R is similar to the approach described in Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation.  However, SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values.  Pro forma disclosure is no longer an alternative.  The adoption of SFAS No. 123R will have a significant impact on our results of operations, although it will have no impact on our overall financial position. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107, or SAB No. 107, which expressed the views of the Commission regarding the interaction between SFAS No. 123R and certain rules and regulations of the Commission. SAB No. 107 provides guidance related to the valuation of share-based payment arrangements for public companies, including assumptions such as expected volatility and expected term. We are evaluating SFAS No. 123R and SAB No. 107 and have not yet determined the amount of stock option expense that will be incurred in future periods.

In May 2005, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3, or SFAS No. 154. Previously, APB No. 20, Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements required the inclusion of the cumulative effect of changes in accounting principle in net income of the period of the change. SFAS No. 154 requires companies to recognize a change in accounting principle, including a change required by a new accounting pronouncement when the pronouncement does not include specific transition provisions, retrospectively to prior periods’ financial statements. We do not believe the adoption of SFAS No. 154 will have a material impact on our condensed consolidated financial statements.

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

We cannot assure investors that we will be profitable in the future or, if we attain profitability, that it will be sustainable. In May 2005, our Board of Directors approved a strategic restructuring to focus the Company’s resources on our most promising assets and programs and significantly reduce our cost structure. Going forward under our current operating plan, we will focus our resources on continuing the clinical development of PPI-2458 and continuing to advance our Direct Select™ drug discovery technology and seeking research collaborations and partnerships with respect to that technology. We are also, in collaboration with Schering AG, continuing to seek marketing approval of Plenaxis® in Germany, with a view to thereafter gaining approval for Plenaxis® in other European Union member states and elsewhere in Schering AG’s other licensed territories, and successfully commercializing Plenaxis® abroad through our collaboration with Schering AG.

To date, we have derived substantially all of our revenues from payments under corporate collaboration and license agreements, and from product sales. Our marketing and selling efforts with regard to Plenaxis® in the United States were not commercially successful, and we may be unable to successfully develop or market any other products in the future. Our current operating plan includes significant ongoing expenditures to support the ongoing pursuit of regulatory approval for Plenaxis® in the European Union, the continuation of our PPI-2458 clinical development program and the ongoing enhancement of our Direct Select™ technology, and for general and administrative purposes. As of June 30, 2005, we had an accumulated deficit of approximately $298.6 million. We expect that we will continue to incur significant operating losses for at least the next several years, and we may never be profitable in the future.

If we are unable to successfully carry out our operating plan, including the sale of our facility, we may have to obtain additional sources of funding or significantly modify our operating plan. Moreover, in this event, we are likely to default on one or more of the financial covenants under our acquisition and construction loan agreement.

If we are unable to successfully carry out the key elements of our operating plan described in the immediately preceding risk factor, we believe that our existing cash and investments will be sufficient to meet our working capital and capital expenditure needs through approximately the second quarter of 2007. If we are able to successfully carry out the key elements of our operating plan, described above, we may be able, without obtaining additional funding, to continue to meet our working capital and capital expenditure needs beyond that time, although we cannot provide any assurances as to if or for how long we would be able to do so. If we are unable to successfully carry out the key elements of our operating plan, we may have to obtain additional sources of funding or significantly modify our operating plan, including by curtailing or eliminating certain elements of our operations. We have no committed sources of capital and do not know whether additional financing will be available when needed, or, if available, that the terms will be favorable to us.

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

In June 2004, we amended the acquisition and construction loan agreement relating to our corporate headquarters and research facility. As of June 30, 2005, approximately $31.7 million was outstanding under the amended loan agreement. The amended loan agreement provides for certain additional financial operating covenants, one of which was effective immediately and the remainder of which will become effective as of December 31, 2006. The covenant which was immediately effective is tested on a quarterly basis and requires that we maintain $25.0 million in unrestricted cash, cash equivalents and marketable securities. We are also subject to other covenants relating to the value of the property securing the debt relative to the total debt outstanding under the amended loan agreement, as well as the lease income threshold required in connection with the established debt service coverage ratio. We are actively pursuing the sale of our facility. In the event that we are unable to sell the facility in a timely manner and are unable to successfully carry out the key elements of our operating plan, we are likely to default on one or more of the financial covenants under the loan agreement. To the extent that we are not able to comply with the financial covenants of our loan agreement, we may be unable to borrow additional amounts and outstanding amounts may become due on an accelerated basis, which would adversely affect our liquidity.

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

To gain regulatory approval from the FDA and foreign regulatory authorities for the commercial sale of any product, we must demonstrate in clinical trials, and satisfy the FDA and foreign regulatory authorities as to, the safety and efficacy of the product. If we develop a product to treat a long-lasting disease, such as cancer, we must gather data over an extended period of time. There are many risks associated with our clinical trials. For example, we may be unable to achieve the same level of success in later trials as we did in earlier ones. Additionally, data we obtain from preclinical and clinical activities are susceptible to varying interpretations that could impede regulatory approval. Further, some patients in our PPI-2458 clinical trial have a high risk of death or other adverse medical events due to their advanced cancer that may not be related to our product. These events may affect the statistical analysis of the safety and efficacy of our products. If we obtain regulatory approval for a product, the approval will be limited to those diseases for which our clinical trials demonstrate the product is safe and effective.

In addition, many factors could delay or result in termination of our ongoing or future clinical trials. For example, results from ongoing preclinical studies or analyses could raise concerns over the safety or efficacy of a product candidate. In March 2004, the FDA placed our phase 1 clinical trial of PPI-2458 on clinical hold. Although we subsequently received clearance from the FDA to resume clinical testing of PPI-2458, we cannot assure investors that the FDA will not place this or other clinical trials on hold in the future. A clinical trial may also experience slow patient enrollment. A study could also be delayed due to lack of sufficient drug supply. Patients may experience adverse medical events or side effects, and there may be a real or perceived lack of effectiveness of, or of safety issues associated with, the drug we are testing. Future governmental action or existing or changes in FDA or foreign regulatory policies or precedents, may also result in delays or rejection of an application for marketing approval. The FDA, and comparable foreign regulatory authorities, have considerable discretion in determining whether to grant marketing approval for a drug, and may delay or deny approval even in circumstances where the applicant’s clinical trials have proceeded in compliance with established procedures and regulations and have met the established end-points of the trials. Challenges to regulatory determinations are generally time-consuming and costly, and rarely, if ever, succeed. Although we received FDA approval to market Plenaxis® in the United States in November 2003, we can give no assurance that we will obtain marketing approval for any of our other product candidates.

Any regulatory approval may be conditioned upon significant labeling requirements and, as in the case of the FDA approval of Plenaxis®, marketing restrictions and post-marketing study commitments. Such labeling and marketing restrictions could, and in the case of Plenaxis® in the United States, did, materially adversely affect the marketability and/or value of the product.  As part of our recent restructuring to focus our resources on our most promising assets and programs and significantly reduce our cost structure, we have voluntarily discontinued promotional activities related to Plenaxis® and the sale of Plenaxis® for new patients in the United States.  Even if Plenaxis® is approved in Germany, such approval may not be considered commercially acceptable by our partner, Schering AG, or other potential collaborators. In such a case, we may not have sufficient funds to continue operations as currently planned.

In addition, even if regulatory approval is obtained for any of our products, the product(s) and the manufacturing facilities for our product(s) will be subject to continual review and periodic inspection by regulatory authorities. Later discovery of previously unknown problems with a product, manufacturer or facility may result in restrictions on the product, the manufacturer or us, including withdrawal of the product from the market. The FDA and comparable foreign regulatory authorities stringently apply regulatory standards. Our manufacturing facilities will also be subject to

FDA and foreign regulatory inspections for adherence to good manufacturing practices prior to marketing clearance and periodically during the manufacturing process. Failure to comply can, among other things, result in fines, denial or withdrawal of regulatory approvals, product recalls or seizures, operating restrictions, injunctions and criminal prosecution. If there are any modifications to a product, further regulatory approval will be required.

Our manufacturing, sales, promotion, and other activities following product approval are subject to regulation by numerous regulatory authorities in addition to the FDA and comparable regulatory authorities outside the United States, including potentially the Federal Trade Commission, the Department of Justice and individual U.S. Attorney offices within the Department of Justice, CMS, other divisions of the Department of Health and Human Services, state and local governments and comparable governmental authorities outside the United States. Sales, marketing and scientific/educational programs must comply with the anti-kickback provisions of the Social Security Act, the False Claims Act, and similar state laws. Pricing and rebate programs must comply with pricing and reimbursement rules, including the Medicaid rebate requirements of the Omnibus Budget Reconciliation Act of 1990 and the Veteran’s Health Care Act. If products are made available to authorized users of the Federal Supply Schedule of the General Services Administration, additional laws and requirements apply. All of our activities are potentially subject to federal and state consumer protection and unfair competition laws and comparable foreign laws.

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

If we are unable to obtain foreign regulatory approvals for Plenaxis®, or to successfully carry out the other elements of our operating plan, which include the continued clinical development of PPI-2458, we may need to raise additional capital and, if we were unable to do so, it could become necessary for us to cease operations or seek protection under state or federal bankruptcy laws.

If our corporate collaborator reduces, delays or terminates its support, we may be unable to successfully commercialize Plenaxis® outside of the United States.

We will depend upon our corporate collaborator, Schering AG, to commercialize Plenaxis® in Schering AG’s licensed territory. Despite our collaborative relationship, we have limited influence over the amount and timing of resources that Schering AG will devote to Plenaxis®. Even if marketing approval for Plenaxis® is obtained in Germany, we cannot assure investors that Schering AG will find that the label included as part of such approval is commercially acceptable for purposes of our collaboration agreement or that it will proceed to commercialize Plenaxis® in Germany or elsewhere in its licensed territory. In addition, Schering AG may terminate our collaboration agreement in various circumstances. For example, Schering AG has the right to terminate the agreement at any time in its sole discretion because the product was not approved in Germany by June 30, 2005. Schering AG may also terminate the agreement if the terms of the German approval do not meet certain criteria in the agreement defining a commercially acceptable label. We cannot assure investors that Schering AG will not terminate our agreement. Moreover, we cannot assure investors that Schering AG or future collaborators will meet their obligations to us under our collaboration agreements with them. If Schering AG or another collaborator terminates its agreement with us or fails to perform, or delays performance of, its obligations, it could delay or otherwise adversely affect or prevent, the commercialization of Plenaxis® in certain regions outside of the United States. As a result, we could be forced to devote unforeseen additional resources to Plenaxis® commercialization outside of the United States. We cannot assure investors that we would be able to raise the necessary funds or negotiate additional corporate collaborations on acceptable terms, if at all, and in that event we could have to curtail planned operations for the commercialization of Plenaxis® outside of the United States and would not be able to successfully carry out our current operating plan. As described in the second risk factor in this section and elsewhere in this report, if we are unable to successfully carry out the key elements of our operating plan we may need to raise additional capital and, if we were unable to do so, it could become necessary for us to significantly curtail or cease operations or seek protection under state or federal insolvency or bankruptcy laws.

If Plenaxis® fails to achieve market acceptance outside of the United States, it may never be commercially successful and we may have insufficient funds to continue our operations as currently planned.

The success of our business is dependent in part on the successful commercialization of Plenaxis® abroad. Sales of Plenaxis®  in the United States were significantly lower than expected, leading to our decision in May 2005 to voluntarily discontinue promotional activities related to Plenaxis® and the sale of Plenaxis® for new patients in the United States. We have filed an application with the German regulatory authorities seeking approval to market Plenaxis® for a broad population of advanced prostate cancer patients. Assuming that Plenaxis® is approved in Germany, we intend to seek approval in other countries in the European Union under the mutual recognition procedure. However, even if Plenaxis® is approved for marketing outside of the United States, we cannot be certain that the drug will provide benefits considered adequate by providers of urology or oncology services or that enough providers will use the product to ensure its commercial success. Assuming we obtain a commercially acceptable approval of Plenaxis® in Germany and other countries abroad, many factors may affect its market acceptance and commercial success, including:

•                                          the scope of the patient population and the indication for which Plenaxis® is approved;

•                                          the terms of any marketing restrictions that may be imposed by foreign regulatory authorities in connection with the approval of Plenaxis®;

•                                          the product labeling and product insert required by foreign regulatory authorities;

•                                          the effectiveness of Plenaxis® and the potential side effects, including the risk of immediate-onset systemic allergic reactions, as compared to alternative treatment methods;

•                                          the price of Plenaxis® and the availability of insurance or other third-party reimbursement for patients, and the rate of such reimbursement;

•                                          the extent and success of the marketing and sales efforts of Schering AG or our other corporate collaborator(s), if any;

•                                          the competitive features of Plenaxis® as compared to other products or treatment options, including the frequency of administration of Plenaxis® as compared to other products, and doctor and patient acceptance of these features; and

•                                          unfavorable publicity concerning Plenaxis® or any similar products.

Any or all of the factors identified above may limit sales of Plenaxis® or cause sales of Plenaxis® to decline. If we or our collaborators are unable to successfully commercialize Plenaxis® outside of the United States, we may have insufficient funds to continue our operations as contemplated by our current operating plan. In those circumstances, or if we are unsuccessful in carrying out the other key elements of our operating plan, we would have to obtain additional sources of funding or scale back or cease operations. If we require additional funding and were unable to obtain it, it could become necessary for us to seek protection under state or federal insolvency or bankruptcy laws.

We may be unable to establish or maintain marketing and sales capabilities or enter into and maintain corporate collaborations necessary to successfully commercialize Plenaxis® outside of Schering AG’s licensed territories or to commercialize our other potential products in the United States or abroad in the future.

We have limited experience in marketing or selling pharmaceutical products and have very limited marketing and sales resources. To achieve commercial success for any approved product, we must either rely upon our limited experience and infrastructure, or enter into arrangements with others to market and sell our products. During 2004, we entered into an agreement with Schering AG, of Berlin, Germany, for the commercialization of Plenaxis® in the field of prostate cancer across Europe, Russia, the Middle East, South Africa, Australia and New Zealand. However, as noted in the risk factor above captioned “If our corporate collaborator reduces, delays or terminates its support, we may be unable to successfully commercialize Plenaxis® outside of the United States,” our marketing and distribution arrangement with Schering AG may terminate or may not be successful, and we may not receive any revenues from it. Also, we cannot assure investors that we will be able to enter into marketing and sales agreements on acceptable terms, if at all, for Plenaxis® in territories not covered by the Schering AG agreement, or for any of our other product candidates.

Until May 2005, we were promoting Plenaxis® in the United States through our own dedicated marketing and sales team. We experienced significant turnover in both our sales management and field sales personnel which we believe had an adverse impact on our ability to commercialize Plenaxis®. In May 2005, in connection with the strategic restructuring of our operations, we voluntarily discontinued promotional activities related to Plenaxis® and the sale of Plenaxis® for new patients in the United States, and accordingly, we terminated all of our sales and marketing personnel. Competition for experienced and skilled marketing and sales personnel is intense, and we cannot assure investors that we would be able to attract and retain a sufficient number of qualified individuals to successfully promote any other potential product in the future. In addition, establishing the expertise necessary to successfully market and sell any product requires a substantial capital investment. We cannot assure investors that we will have the funds to successfully commercialize any other potential product in the United States or elsewhere. Moreover, our product candidates in development are likely to compete with products of other companies that currently have extensive and well-funded marketing and sales operations. Because these companies are capable of devoting significantly greater resources to their marketing and sales efforts, our future marketing and sales efforts may not compete successfully against the efforts of these other companies.

As Plenaxis® is used commercially, unanticipated side effects or adverse reactions could occur that could negatively impact the market opportunity for Plenaxis® outside of the United States.

During research and development, the use of pharmaceutical products, such as Plenaxis®, is limited principally to clinical trial patients under controlled conditions and under the care of expert physicians. Due to the occurrence of immediate-onset systemic allergic reactions in patients treated with Plenaxis® during clinical trials, Plenaxis® was approved in the United States under regulations concerning drugs with certain safety profiles, under which the FDA has established special restrictions to ensure safe use. Plenaxis® was launched for commercial use in the United States in January 2004, and although we voluntarily discontinued the promotion of Plenaxis® and its sale for new patients in May 2005, the product remains available to patients who were on therapy at or prior to such time. The continued commercial use of Plenaxis® could produce unanticipated or undesirable side effects that have not been evident in our clinical trials. In addition, in patients who take multiple medications, drug interactions could occur that can be difficult to predict. We are seeking approval to market Plenaxis® for a broad population of advanced prostate cancer patients in Germany and, assuming such approval, will seek approval in other countries outside of the United States. If we gain approval for Plenaxis® outside of the United States, the occurrence of immediate-onset systemic allergic reactions, or unanticipated side effects or adverse reactions, among other events, could result in the imposition of regulatory controls that could limit the circumstances under which Plenaxis® is prescribed or otherwise negatively impact the market opportunity for Plenaxis® outside of the United States.

Our Direct Select™ drug discovery technology is still under development, and we may not be able to attract collaborators with respect to this technology or discover compounds that lead to marketable products.

We are focusing our early stage drug discovery efforts on our proprietary Direct Select™ drug discovery technology, and our future success depends in part on the successful development of this technology, as well as our ability to enter into collaborations relating to this technology. We believe that Direct Select™ is a novel technology that will allow us to rapidly and directly identify compounds that are orally available and have high affinity and specificity. However, we cannot assure investors that this technology will allow us to offer significant advantages over traditional drug discovery methods. For example, the feasibility of creating and screening ultra-large advanced combinatorial chemistry libraries resulting in successful leads is still in the development stage. Moreover, we may not be able to identify novel compounds from the libraries that we create that can address a wide spectrum of targets or that can be rapidly taken into clinical development and that ultimately lead to marketable products. If we are not successful in continuing to enhance this technology and in identifying product candidate(s) using this technology for either a partner or for internal development, we would be required to significantly modify our operating plan.

Given our strategic focus on forming partnerships with respect to our Direct Select™ technology, we are also dependent upon the extent to which pharmaceutical and biotechnology companies continue to collaborate with outside companies to obtain drug discovery expertise. Our revenue will depend, in part, on research and development expenditures by pharmaceutical and biotechnology companies, particularly companies outsourcing research and development projects and adding new and improved technologies to accelerate their drug discovery and development initiatives. Our capabilities include aspects of the drug discovery process that pharmaceutical companies have traditionally performed internally. Although there is a history among pharmaceutical and biotechnology companies of outsourcing drug research and development functions, this practice may not continue. Our ability to convince one or more of these companies to use our drug discovery technology and capabilities rather than develop them internally will depend on many factors, including our ability to:

•                                          continue to enhance and refine our Direct Select™ technology resulting in the identification of higher-quality drug candidates;

•                                          provide scientists and technology that are of the highest caliber; and

•                                          achieve intended results in a timely fashion, with acceptable quality and at an acceptable cost.

If we are unable to attract collaborators, we may never generate revenues from this technology and would be forced to significantly modify our operating plan.

If we lose our key personnel or are unable to attract and retain additional skilled personnel, we may be unable to pursue the development of our drug discovery technology or our product development and commercialization efforts.

We depend substantially on the principal members of our management and scientific staff, including Kevin F. McLaughlin, our President and Chief Executive Officer, Marc B. Garnick, M.D., our Executive Vice President and Chief Medical and Regulatory Officer, and Richard W. Wagner, Ph.D., our Executive Vice President, Discovery Research. We do not have employment agreements with any of our executive officers. Any officer or employee can terminate his or her relationship with us at any time and work for one of our competitors. The loss of these key individuals could result in competitive harm because we could experience delays in the development of our drug discovery technology or our product research, development and commercialization efforts without their expertise.

Recruiting and retaining qualified scientific personnel to perform future research and development work also will be critical to our success. Competition for skilled personnel is intense and the turnover rate can be high. We compete with numerous companies and academic and other research institutions for experienced scientists. This competition may limit our ability to recruit and retain qualified personnel on acceptable terms. Moreover, due to our recent strategic restructuring and our limited resources compared to many of our competitors, we may face additional challenges when recruiting qualified personnel in the future. Failure to attract and retain qualified personnel would prevent us from continuing to develop our potential products, enhancing our technologies and launching our products commercially.

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

If we fail to develop and maintain our relationships with third-party manufacturers, or if these manufacturers fail to perform adequately, we may be unable to commercialize Plenaxis® outside of the United States or to develop and commercialize any of our product candidates.

Our ability to conduct, or continue to conduct, large clinical trials, to commercialize Plenaxis® outside the United States if we obtain the requisite regulatory approvals or to commercialize other product candidates, will depend in part on our ability to manufacture, or arrange for third-party manufacture of, our products on a large scale, at a competitive cost and in accordance with regulatory requirements. We must establish and maintain a commercial scale formulation and manufacturing process for each of our potential products for which we seek marketing approval. We or third-party manufacturers may encounter difficulties with these processes at any time that could result in delays in clinical trials, regulatory submissions or in the commercialization of potential products.

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

In addition, we and the third-party manufacturers that we use must continually adhere to current good manufacturing practice requirements enforced by the FDA through its facilities inspection program. Foreign regulatory authorities may also inspect our third-party manufacturers as a condition of obtaining and maintaining the requisite approvals. In complying with these requirements, we and any of our third-party manufacturers will be obligated to expend time, money and effort in production, record-keeping and quality control to assure that our potential products meet applicable specifications and other requirements. If we or any of our third-party manufacturers fail to comply with these requirements, we may be subject to regulatory sanctions, manufacturing delays, or the facilities could be shut down.

Any of these factors could prevent, or cause delays in, obtaining regulatory approvals for our potential products, and the manufacturing, marketing or selling of Plenaxis®, and could also result in significantly higher operating expenses.

The loss or failure of any of our third-party manufacturers could result in substantial delays in, or substantially impair our ability to complete, foreign regulatory submissions or reviews or substantially delay or impair our sale of Plenaxis® outside the United States if we obtain the requisite regulatory approvals.

For each stage of Plenaxis® production we have relied, and expect in the near term to continue to rely, on a single source third-party manufacturer. Accordingly, the loss of one or more of these third-party suppliers for any reason, including as a result of fire, terrorism, acts of God or insolvency or bankruptcy, could result in substantial delays in, or substantially impair our ability to complete, foreign regulatory submissions or reviews for Plenaxis or delay or impair substantially our sale of Plenaxis® outside the United States if we obtain the requisite regulatory authority. Such delays or impairment, and the associated costs and expenses, may lower our potential revenues and delay or prevent our attaining profitability. While we evaluate from time to time, as part of our strategic planning process, the possibility of a second source of supply at certain stages of Plenaxis® production, the number of qualified alternative suppliers is limited, and we cannot assure investors that we will be able to locate alternative suppliers or negotiate second supply agreements on reasonable terms. Furthermore, the process of engineering a new supplier’s facility for the production of Plenaxis® and obtaining the necessary regulatory approvals of the facility would require substantial lead-time and could be extremely costly. We cannot assure investors that we will not lose one or more of our suppliers, or that in such event we would be readily able to obtain regulatory approvals for Plenaxis® and commercialize or continue the commercialization of, Plenaxis® without substantial and costly delays.

Our potential revenues may diminish if we or our corporate collaborator(s) fail to obtain acceptable prices or adequate reimbursement for Plenaxis® or our other product candidates from third-party payors.

The continuing efforts of government and third-party payors to contain or reduce the costs of health care may limit our commercial opportunity. In some foreign markets, pricing and profitability of prescription pharmaceuticals are subject to government control. We cannot assure investors that if Plenaxis® is approved outside of the United States, that we or our corporate collaborators will be able to obtain adequate reimbursement to support its commercialization. In the United States, we expect that there will continue to be federal and state proposals for similar controls. In addition, managed care initiatives in the United States will continue to put pressure on the pricing of pharmaceutical products. Cost control initiatives could decrease the price that we receive for any products in the future. Further, cost control initiatives could impair or diminish our ability or incentive, or the ability or incentive of potential partners, to commercialize Plenaxis® or any of our other products, and our ability to earn revenues from this commercialization.

Our ability to earn revenues from the commercialization of pharmaceutical products, alone or with collaborators, may depend in part on the availability of reimbursement for our products in the United States or abroad from:

•                                          government and health administration authorities;

•                                          private health insurers; and

•                                          other third party payors, including Medicare and Medicaid.

We cannot predict the availability of reimbursement for newly approved drugs. Third-party payors, including Medicare, are increasingly challenging the prices charged for medical products and services. Government and other third-party payors increasingly are limiting both coverage and the level of reimbursement for new drugs and, in some cases, refusing to provide coverage for a patient’s use of an approved drug for purposes not approved by the FDA. Accordingly, third-party insurance coverage may not be available to patients for Plenaxis®, particularly outside of the United States, or for any of our other potential products.

If we fail to meet the Nasdaq National Market’s minimum bid price continued listing standard our common stock may be delisted from the Nasdaq National Market.

The market price of our common stock has declined substantially. On June 7, 2005, we received a letter from The Nasdaq Stock Market notifying us that for 30 consecutive trading days the bid price of our common stock closed below the minimum $1.00 per share required for continued inclusion under the Nasdaq Rules. If the bid price of our common stock does not equal or exceed $1.00 for a minimum of 10 consecutive business days during the subsequent 180 calendar day period following the date of the notice (by December 5, 2005), The Nasdaq Stock Market could take action seeking to delist our common stock from the Nasdaq National Market. If we met the initial listing requirements of the Nasdaq SmallCap Market, other than its minimum bid price requirement, we could apply to transfer our common stock to the Nasdaq SmallCap Market and, if that application were approved, we would be afforded the remainder of the Nasdaq SmallCap Market’s additional 180 calendar day compliance period to meet the $1.00 per share minimum bid price requirement for continued listing on the Nasdaq SmallCap Market.

We can not assure investors that we will be able to regain compliance with the minimum bid price rule by December 5, 2005, that we will be eligible to transfer to the Nasdaq SmallCap Market or that, if we are able to transfer to the Nasdaq SmallCap Market, that we will be able to regain compliance with the minimum bid price rule within any additional compliance period. Moreover, delisting of our common stock from the Nasdaq National Market, even if it were listed and traded on the Nasdaq SmallCap Market, would likely result in reduced liquidity, thereby increasing the volatility of the trading price, of our common stock, a loss of current or future coverage by certain analysts and a diminution of institutional investor interest. It could also potentially cause a loss of confidence of corporate collaborators, contract manufacturers and our employees, which could adversely affect our business.

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

Many of our competitors have substantially greater resources than we do and may be able to develop and commercialize products or technologies that make our potential products and technologies obsolete or non-competitive.

A biopharmaceutical company such as ours must keep pace with rapid technological change and faces intense competition. We compete with biotechnology and pharmaceutical companies for funding, access to new technology, research, medical and management personnel, and in product research and development. Many of these companies have greater financial resources and more experience than we do in developing drugs or drug discovery technologies, obtaining regulatory approvals, manufacturing, marketing and sales. We also face competition from academic and research institutions and government agencies pursuing alternatives to our products and technologies. We expect that Plenaxis®, as well as products under development, will face intense competition from existing or future drugs and other medical treatments. In addition, for each of our product candidates, we may face increasing competition from generic formulations or existing drugs whose active components are no longer covered by patents. We also expect to face competition from other companies that are developing drug discovery technologies that offer advantages similar to or better than those of our Direct Select™ technology.

Our competitors may:

•                                          develop drug discovery technologies that are faster, more efficient or more advanced than our technology;

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

The success of our competitors in any of these efforts would adversely affect our ability to develop and commercialize PPI-2458 or other potential product candidates, to further enhance and refine and eventually partner our Direct Select™ technology, to sell Plenaxis®, particularly outside of the United States, and to ultimately attain and maintain profitability.

If we are unable to obtain and enforce valid patents, we could lose any competitive advantage we may have.

Our success will depend in part on our ability to obtain patents and maintain adequate protection of our technologies and potential products. If we do not adequately protect our intellectual property, competitors may be able to use our technologies and erode any competitive advantage we may have. For example, if we are unable to obtain adequate patent protection for our Direct Select™ technology, another party could offer drug discovery capabilities that directly compete with our capabilities or could attempt to block our ability to practice our technology. Additionally, if we lose our patent protection for Plenaxis®, another party could produce and market the compound in direct competition with us. Some foreign countries lack rules and methods for defending intellectual property rights and do not protect proprietary rights to the same extent as the United States. Many companies have had difficulty protecting their proprietary rights in foreign countries.

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

As described in detail in this report under Part II, Item 1. “Legal Proceedings,” in December 2004 and January 2005, the Company, Chairman and (now former) Chief Executive Officer Malcolm Gefter, President and (now former) Chief Operating Officer Kevin F. McLaughlin, Chief Financial Officer and Treasurer Edward C. English, and former President and Chief Operating Officer William K. Heiden, were named as defendants in three purported class action securities lawsuits filed in the United States District Court for the District of Massachusetts. The complaints generally allege securities fraud during the period from November 25, 2003 through December 6, 2004. Each of the complaints purports to assert claims under Sections 10(b) and 20(a) of the Securities and Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, and alleges that the Company and the individually named defendants made materially false and misleading public statements concerning the Company’s business and financial results, particularly statements regarding the commercialization of Plenaxis®. The complaints were consolidated into one action in April 2005. In August 2005, lead plaintiffs filed a consolidated amended complaint.

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

Pharmaceutical companies have been the target of lawsuits and investigations including, in particular, claims asserting violations of the Federal False Claim Act, Anti-Kickback Act, the Prescription Drug Marketing Act or other violations in connection with Medicare and/or Medicaid reimbursement, and claims under state laws, including state anti-kickback and fraud laws. Similar actions, investigations and claims may also be brought or arise under comparable foreign laws. Public companies may also be the subject of certain other types of claims, including those related to environmental matters. There is no assurance that if we were to be involved in any such lawsuits or investigation, that we would be successful in defending ourselves or in asserting our rights. Government investigations of these sorts of issues are typically expensive, disruptive and burdensome, and generate negative publicity. If our previous promotional activities with respect to Plenaxis® were found to be in violation of the law, we would likely face significant fines and penalties. In addition, we and our senior officers could be civilly or criminally prosecuted, potentially resulting in our exclusion from participation in government healthcare programs such as Medicare and Medicaid.

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

The market price of our common stock may fluctuate substantially due to a variety of factors, including, but not limited to:

•                                          our ability to enter into United States or foreign corporate collaborations for our product candidate, PPI-2458, and our Direct Select™ drug discovery technology, and the timing and terms of such collaborations;

•                                          the success rate of our discovery efforts, particularly utilizing our Direct Select™ drug discovery technology, and our clinical trials;

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

•                                          the availability of reimbursement coverage for Plenaxis® outside of the United States and changes in the reimbursement policies of third-party insurance companies or foreign government agencies;

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

•                                          our ability to enter into additional foreign corporate collaborations for Plenaxis®;

•                                          announcements of technological innovations or new products by us or our competitors;

•                                          adverse outcomes with respect to the pending purported shareholder class action against us;

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

•                                          our ability to sell our corporate headquarters and research facility and the terms of any such sale;

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

•                                          the timing of corporate collaborations relating to our PPI-2458 and our Direct Select™ drug discovery technology resulting in revenues; and

•                                          the timing and level of expenses related to our other research and clinical development programs.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. We have not entered into any instruments for trading purposes. Some of the securities that we invest in may have market risk. This means that an increase in prevailing interest rates may cause the principal amount of the investment to decrease. To minimize this risk in the future, we maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds and government and non-government debt securities. An immediate hypothetical 100 basis point increase in interest rates would have resulted in an approximate $0.1 million decrease in the fair value of our investments as of June 30, 2005. The same hypothetical increase in interest rates as of December 31, 2004 would have resulted in an approximate $0.2 million decrease in the fair value of our investments. Due to the conservative nature and relatively short duration of our investments, interest rate risk is mitigated. As of June 30, 2005, approximately 98% of our total investments will mature or reset in one year or less, with the remainder maturing in less than two years.

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

In June 2004, the acquisition and construction loan agreement was amended to extend the maturity date of the loan and modify certain other terms of the original agreement. Under the amended loan agreement, on July 30, 2009 the principal amount then outstanding is due and payable in full, subject to two one-year extension options which are exercisable at our election provided we are in compliance with certain financial covenants. The outstanding principal bears interest at a fixed rate of 5.95% through April 2009 and at a floating rate for the remainder of the term. Principal and interest are payable through a fixed monthly payment of approximately $207,000, with the principal portion being calculated using a 25-year amortization schedule. Because of this amendment to the loan agreement, we do not believe that there is material interest rate risk exposure with respect to the loan facility. The amended loan agreement also provides for certain additional financial operating covenants, one of which was effective immediately and the remainder of which will become effective as of December 31, 2006. The covenant which was immediately effective is tested on a quarterly basis and requires that we maintain $25.0 million in unrestricted cash, cash equivalents and marketable securities. We are also subject to other covenants relating to the value of the property securing the debt relative to the total debt outstanding under the amended loan agreement, as well as the lease income threshold required in connection with the established debt service coverage ratio. In addition, we are actively pursuing the sale of our corporate headquarters and research facility. In the event that we are unable to sell the facility in a timely manner and are unable to successfully carry out our operating plan, we will likely default on our financial covenants under the loan agreement.

ITEM 4.     CONTROLS AND PROCEDURES.

(a)                               Disclosure Controls and Procedures.

The Company’s management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2005. Based on such evaluation, our chief executive officer and chief financial officer have concluded that, as of June 30, 2005, the Company’s disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms of the Securities and Exchange Commission, and is accumulated and communicated to the Company’s management, including the Company’s chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b)                               Changes in Internal Control Over Financial Reporting.

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On February 7, 2005, a motion was filed to consolidate the Katz, Schwartz and Bassin actions and to appoint lead plaintiffs and lead counsel. On February 18, 2005, the Company and the individual defendants filed a brief response to that motion, reserving their rights to challenge the adequacy and typicality, among other things, of the proposed lead plaintiffs in connection with class certification proceedings, if any. On April 13, 2005, the Court entered an Order granting the plaintiffs’ motion to consolidate the three actions (as well as each case that relates to the same subject matter that may be subsequently filed in or transferred to the United States District Court for the District of Massachusetts), appoint lead plaintiffs and approve such plaintiffs’ selection of co-lead counsel. The consolidated actions are captioned IN RE PRAECIS PHARMACEUTICALS, INC. SECURITIES LITIGATION, Civil Action No. 04-12581-GAO. On August 1, 2005, lead plaintiffs filed a consolidated amended complaint. At this time, plaintiffs have not specified the amount of damages they are seeking in the actions.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

We held our Annual Meeting of Stockholders on May 12, 2005 to (i) elect eight directors and (ii) ratify the appointment of Ernst & Young LLP as our independent registered public accounting firm for fiscal year 2005.

The following nominees were elected, by the vote set forth below, to hold office until the next annual meeting of stockholders and until their successors are duly elected and qualified:

Nominee:	Number of Votes For:	Number of Votes Withheld:

Malcolm L. Gefter, Ph.D.	42,505,040	5,230,160

Kevin F. McLaughlin	42,539,592	5,195,608

G. Leonard Baker, Jr.	42,582,926	5,152,274

Garen G. Bohlin	42,744,771	4,990,429

Henry F. McCance	42,584,226	5,150,974

Leonard E. Post, Ph.D.	42,326,588	5,408,612

David B. Sharrock	41,586,695	6,148,505

Patrick J. Zenner	36,331,425	11,403,775

The stockholders also ratified the appointment of Ernst & Young LLP as our independent registered public accounting firm for fiscal year 2005 by the following vote:

For:	Against:	Abstain:

47,254,629	427,687	52,884

ITEM 5. OTHER INFORMATION.

(a)                               On May 11, 2005, our Board of Directors approved the Second Amended and Restated Employee Stock Purchase Plan, which extends the term of our existing Amended and Restated Employee Stock Purchase Plan through June 2007 and provides for four additional six-month exercise periods. The Second Amended and Restated Employee Stock Purchase Plan also permits employees to withdraw their contributions from the plan during a six-month exercise period. The Second Amended and Restated Employee Stock Purchase Plan is included as Exhibit 10.1 to this report.

(b)                               Not applicable.

ITEM 6. EXHIBITS.

Exhibit Number	Exhibit

3.1	Amended and Restated Certificate of Incorporation (2)

3.2	Third Amended and Restated By-Laws (5)

4.1	Specimen certificate representing shares of common stock (1)

4.2	Specimen certificate representing shares of common stock (including Rights Agreement Legend) (3)

4.3	Rights Agreement between the Registrant and American Stock Transfer & Trust Company, as Rights Agent (4)

4.4	Form of Certificate of Designations of Series A Junior Participating Preferred Stock (attached as Exhibit A to the Rights Agreement filed as Exhibit 4.3 hereto) (4)

4.5	Form of Rights Certificate (attached as Exhibit B to the Rights Agreement filed as Exhibit 4.3 hereto) (4)

10.1	Second Amended and Restated Employee Stock Purchase Plan*

31.1	Certification of Chief Executive Officer

Exhibit Number	Exhibit

31.2	Certification of Chief Financial Officer

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*                                         Represents a compensatory plan or arrangement.

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

PRAECIS PHARMACEUTICALS INCORPORATED

Date: August 5, 2005	By	/s/ Edward C. English
Edward C. English
Chief Financial Officer, Vice President,
Treasurer and Assistant Secretary
(Duly Authorized Officer and Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit

3.1	Amended and Restated Certificate of Incorporation (2)

3.2	Third Amended and Restated By-Laws (5)

4.1	Specimen certificate representing shares of common stock (1)

4.2	Specimen certificate representing shares of common stock (including Rights Agreement Legend) (3)

4.3	Rights Agreement between the Registrant and American Stock Transfer & Trust Company, as Rights Agent (4)

4.4	Form of Certificate of Designations of Series A Junior Participating Preferred Stock (attached as Exhibit A to the Rights Agreement filed as Exhibit 4.3 hereto) (4)

4.5	Form of Rights Certificate (attached as Exhibit B to the Rights Agreement filed as Exhibit 4.3 hereto) (4)

10.1	Second Amended and Restated Employee Stock Purchase Plan*

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*                                         Represents a compensatory plan or arrangement.

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