Form 10-Q
period 2005-09-30
PRAECIS PHARMACEUTICALS INC
filed 2005-11-04
CIK 1033025

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of November 1, 2005, there were 10,494,174 shares of the registrant’s common stock, $.01 par value, outstanding.*

*       Adjusted to reflect a 1-for-5 reverse split of the registrant's common stock effected on November 1, 2005.

PRAECIS PHARMACEUTICALS INCORPORATED

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2005

INDEX

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets – December 31, 2004 and September 30, 2005

Condensed Consolidated Statements of Operations – three and nine months ended September 30, 2004 and 2005

Condensed Consolidated Statements of Cash Flows – nine months ended September 30, 2004 and 2005

Notes to Condensed Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings

Item 6.	Exhibits

SIGNATURE

EXHIBIT INDEX

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

PRAECIS PHARMACEUTICALS INCORPORATED

Condensed Consolidated Balance Sheets

(In thousands, except share data)

(Unaudited)

	December 31, 2004	September 30, 2005
Assets
Current assets:
Cash and cash equivalents	$11,178	$41,621
Marketable securities	72,171	6,467
Accounts receivable	1,052	282
Inventory	93	185
Building - held-for-sale	—	39,811
Prepaid expenses and other current assets	952	1,118

Total current assets	85,446	89,484

Property and equipment, net	64,538	4,055
Inventory	4,136	1,344
Other assets	187	—

Total assets	$154,307	$94,883

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,191	$1,334
Accrued expenses	6,085	3,164
Accrued restructuring	—	3,198
Deferred revenue	167	—
Current portion of long-term debt	596	31,573

Total current liabilities	9,039	39,269

Long-term accrued restructuring	—	3,174
Long-term deferred revenue	1,722	—
Long-term debt	31,373	—

Commitments and contingencies

Stockholders’ equity:
Common Stock, $0.01 par value; 200,000,000 shares authorized; 10,475,664 shares in 2004 and 10,494,174 shares in 2005 issued and outstanding	105	105
Additional paid-in capital	356,140	356,235
Accumulated other comprehensive loss	(169)	(114)
Accumulated deficit	(243,903)	(303,786)

Total stockholders’ equity	112,173	52,440

Total liabilities and stockholders’ equity	$154,307	$94,883

See accompanying notes.

PRAECIS PHARMACEUTICALS INCORPORATED

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2005	2004	2005

Revenues:
Product sales	$1,032	$282	$2,088	$1,437
Licensing and other revenues	42	1,806	120	1,924
Total revenues	1,074	2,088	2,208	3,361

Costs and expenses:
Cost of goods sold	181	97	1,461	3,889
Research and development	7,369	5,333	23,044	18,892
Sales and marketing	5,559	203	14,983	5,988
General and administrative	1,885	1,489	7,063	5,456
Restructuring and asset impairment	—	—	—	28,680
Total costs and expenses	14,994	7,122	46,551	62,905

Operating loss	(13,920)	(5,034)	(44,343)	(59,544)

Interest (expense) income, net	(34)	(134)	167	(339)

Net loss	$(13,954)	$(5,168)	$(44,176)	$(59,883)

Basic and diluted net loss per common share	$(1.33)	$(0.49)	$(4.22)	$(5.71)

Weighted average number of basic and diluted common shares outstanding	10,476	10,494	10,457	10,488

See accompanying notes.

PRAECIS PHARMACEUTICALS INCORPORATED

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2004	2005
Operating activities:
Net loss	$(44,176)	$(59,883)
Adjustments to reconcile net loss to cash used in operating activities:
Non-cash asset impairment	—	23,169
Depreciation	3,484	2,165
Stock compensation	18	—
Changes in operating assets and liabilities:
Accounts receivable	(1,715)	770
Inventory	(2,513)	(793)
Prepaid expenses and other assets	(976)	21
Due from officer	833	—
Accounts payable	(2,018)	(857)
Accrued expenses	(465)	(2,921)
Accrued restructuring	—	6,372
Deferred revenue	1,931	(1,889)

Net cash used in operating activities	(45,597)	(33,846)

Investing activities:
Purchase of available-for-sale securities	(112,003)	(13,094)
Sales or maturities of available-for-sale securities	152,500	78,853
Proceeds from disposition of property and equipment	50	15
Purchase of property and equipment	(967)	(1,184)

Net cash provided by investing activities	39,580	64,590

Financing activities:
Repayments of long-term debt	(515)	(396)
Proceeds from the issuance of common stock	334	95

Net cash used in financing activities	(181)	(301)

(Decrease) increase in cash and cash equivalents	(6,198)	30,443
Cash and cash equivalents, beginning of period	15,687	11,178

Cash and cash equivalents, end of period	$9,489	$41,621

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

Inventory

Inventory is stated at the lower of cost or market with cost determined under the first-in/first-out (“FIFO”) method. The Company will write down any obsolete, excess or otherwise unmarketable inventory to its estimated net realizable value, as necessary.  If the net realizable value is determined to be less than that estimated by the Company, additional inventory write-downs may be required in future periods.  In connection with the Company’s strategic restructuring announced in May 2005, the Company discontinued promotional activities related to Plenaxis® and the sale of Plenaxis® for new patients in the United States.  As a result, during the second quarter of 2005, the Company wrote down approximately $3.5 million of inventory that it estimated to be in excess of its expected requirements.  This amount is classified in cost of goods sold in the Condensed Consolidated Statement of Operations for the nine months ended September 30, 2005.  The remaining inventory balance consists of materials that are expected to be used in connection with the commercialization of Plenaxis® by a third party following a license or sale transaction relating to the product. In September 2005, the Company received marketing authorization for Plenaxis® in Germany. (See Note 4) The Company intends to license or sell the rights to Plenaxis® in order to enable the commercialization of the product in Europe and other territories.

The components of inventory are as follows:

	December 31, 2004	September 30, 2005
	(in thousands)
Raw materials	$1,644	$—
Work-in-process	2,442	1,529
Finished goods	143	—
Total inventory	4,229	1,529
Less current portion	(93)	(185)
Long-term inventory	$4,136	$1,344

Raw materials, work-in-process and finished goods inventories consist of materials, labor and manufacturing overhead.  The Company classifies any inventory that is estimated to be sold in the next twelve months as current inventory, with the remaining amount classified as long-term inventory.  The current portion of inventory at September 30, 2005 was approximately $185,000.

Impairment or Disposal of Long-Lived Assets

Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”), requires that if the sum of the undiscounted future cash flows expected to result from a company’s asset, net of interest charges, is less than the reported value of the asset, an asset impairment may be recognized in the financial statements if the reported value of the asset exceeds the fair value determined by either a quoted market price, if any, or a value determined by utilizing a discounted cash flow technique.  The Company evaluates its property, plant and equipment for impairment whenever indicators of impairment exist.  The amount of the impairment to be recognized is calculated by subtracting the fair value of the asset from the reported value of the asset.  In connection with the Company’s strategic restructuring announced in May 2005, the Company performed an assessment and determined that its approximately 180,000 square foot corporate headquarters and research facility (the “Facility”) was impaired.  As a result, during the second quarter of 2005, the Company recorded a non-cash impairment charge of approximately $19.7 million related to the Facility as part of restructuring and asset impairment expenses under SFAS No. 144.  The Company obtained an independent appraisal that was based upon a fee simple expected present value technique in combination with an evaluation of comparable assets in the geographic area in order to estimate the fair value of its Facility.

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

Had compensation expense for the Company’s stock option plans been determined based on the fair value at the grant date for awards under these plans, consistent with the methodology prescribed under SFAS No. 123, the Company’s net loss and net loss per common share would have approximated the pro forma amounts indicated below (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2005	2004	2005
Net loss, as reported	$(13,954)	$(5,168)	$(44,176)	$(59,883)
Add: Stock based compensation cost as computed under APB No. 25, included in the determination of net loss as reported	1	—	18	—
Deduct: Stock-based employee compensation cost that would have been included in the determination of net loss as reported if the fair value method had been applied to all awards	(3,275)	(1,747)	(8,824)	(7,217)
Pro forma net loss	$(17,228)	$(6,915)	$(52,982)	$(67,100)
Diluted net loss per common share, as reported	$(1.33)	$(0.49)	$(4.22)	$(5.71)
Diluted net loss per common share, pro forma	$(1.64)	$(0.66)	$(5.07)	$(6.40)

The fair value of the stock options at the date of grant was estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

	2004	2005
Risk-free interest rate	4.00%	4.14%
Expected life (years)	6.0	5.0
Volatility	89.0%	86.2%

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

The Company prepares its provisions for sales returns and allowances, rebates and discounts based primarily on estimates.  Contractual allowances and rebates result primarily from sales under contracts with healthcare providers, Medicaid programs and other government agencies.  The

Company’s policy for sales returns has historically allowed authorized distributors to return the product three months prior to, and six months after, product expiration.  In connection with the Company’s strategic restructuring announced in May 2005, the Company modified its policy for sales returns to eliminate these restrictions in order to accommodate returns resulting from the announcement of the discontinuation of promotional activities for Plenaxis® and the sale of Plenaxis® for new patients in the United States. The reserve for sales returns is determined by reviewing the history of returns for products with similar characteristics to Plenaxis®. The Company also utilizes daily reports itemizing sales to physicians and hospital pharmacies, obtained directly from its authorized distributors, in order to analyze specific account ordering trends.  This data is reviewed to monitor product movement through the supply chain to identify remaining inventory that may result in chargebacks or sales returns.  The reserves are reviewed at each reporting period and adjusted to reflect data available at that time.  The Company had accrued approximately $0.2 million in sales return and other revenue reserves as of September 30, 2005.  To the extent the Company’s estimates of contractual allowances, rebates and sales returns are different from actuals, the Company adjusts the reserve which impacts the amount of product sales revenue recognized in the period of the adjustment.

The Company currently provides substantially all of its distributors with payment terms of up to 120 days on purchases of Plenaxis®.  Through September 30, 2005, payments have generally been made in a timely manner.

The Company analyzes multiple element arrangements to determine whether the elements can be separated and accounted for individually as separate units of accounting in accordance with EITF No. 00-21, Revenue Arrangements with Multiple Deliverables.  Nonrefundable upfront licensing fees and certain guaranteed, time-based payments that require continuing involvement in the form of development, manufacturing or other commercialization efforts by the Company are recognized as licensing revenue ratably over the period under which the Company is obligated to perform those services.  Milestone payments are recognized as licensing revenue or product sales when the performance obligations, as defined in the contract, are achieved, so long as the milestone is deemed to be substantive.  Performance milestones typically consist of milestones in the development and/or commercialization of a product, such as obtaining approval from regulatory agencies and the achievement of targeted sales levels.  Reimbursements of development costs are recognized as licensing revenue as the related costs are incurred.

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

Net Loss Per Share

Basic net loss per common share is based on the weighted average number of shares of common stock, par value $.01 per share (“Common Stock”), outstanding. For all periods presented, diluted net loss per common share is the same as basic net loss per common share as the inclusion of Common Stock equivalents, including the effect of stock options, would be antidilutive due to the Company’s net loss position for all periods presented.  Diluted net loss per common share excluded 1,586,110 and 1,747,277 Common Stock options as of September 30, 2004 and 2005, respectively.

Comprehensive Loss

SFAS No. 130, Reporting Comprehensive Income, establishes standards for the reporting and display of comprehensive income (loss) and its components in the condensed consolidated financial statements.  The Company’s accumulated other comprehensive loss is comprised of net unrealized gains or losses on available-for-sale securities.  For the three and nine months ended September 30, 2004 and 2005, comprehensive loss was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2005	2004	2005

Net loss	$(13,954)	$(5,168)	$(44,176)	$(59,883)
Changes in comprehensive loss:
Net unrealized holding gains/(losses) on investments	193	25	(209)	55
Total comprehensive loss	$(13,761)	$(5,143)	$(44,385)	$(59,828)

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

During the nine months ended September 30, 2005, the Company recorded approximately $28.7 million of restructuring and asset impairment expenses under SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities.  The Company also recorded a non-cash impairment charge in cost of goods sold of approximately $3.5 million related to inventory due to the discontinuation of promotional activities relating to Plenaxis® in the United States.  Included in restructuring and asset impairment expenses are cash charges of approximately $2.6 million for employee severance, benefits and related costs, approximately $0.2 million associated with the termination of various contracts and approximately $0.2 million of other associated costs.  In addition, a non-cash impairment charge of approximately $19.7 million was recorded under SFAS No. 144 relating to the Company’s Facility. The Company also concluded that its commitments under certain existing Plenaxis® manufacturing and supply agreements with third parties exceeded the Company’s estimated future Plenaxis® requirements by approximately $7.2 million.  During the second quarter of 2005, the Company recorded a charge of approximately $6.0 million which represents the net present value of excess future commitments.  The Company expects to expense the remaining $1.2 million of these excess commitments over the remaining term of the applicable manufacturing and supply agreements, ranging from two to five years.

The following table outlines the components of the Company’s restructuring and asset impairment expenses for the three and nine months ended September 30, 2005 (in thousands):

	Charges for the Six Months Ended June, 30 2005		Non-Cash Write-off		Amounts Paid Through September 30, 2005	Amounts Accrued as of September 30, 2005
Employee severance, benefits and related costs	$2,555		$—		$2,317	$238
Contract termination costs	168		—		123	45
Other costs	247		—		193	54
Impairment on building	19,676		19,676		—	—
Manufacturing commitments restructuring expense	6,034		—		—	6,034
Total restructuring and asset impairment	28,680		19,676		2,633	6,371
Impairment on Inventory	3,493	*	3,493	*	—	—
Total	$32,173		$23,169		$2,633	$6,371
Less current portion						(3,197)
Long-term restructuring accrual						$3,174

* Amount was recorded in cost of goods sold.

4.             Schering AG Agreement

In April 2004, the Company entered into a license, supply and distribution agreement with Schering AG (“Schering AG”), of Berlin, Germany (the “Schering AG Agreement”), under which the Company granted exclusive rights to Schering AG to commercialize Plenaxis® in the field of prostate cancer in Europe, Russia, the Middle East, South Africa, Australia and New Zealand.  On September 27, 2005, the Company received marketing authorization for Plenaxis® in Germany. On September 28, 2005, the Company received written notice from Schering AG that it was exercising its right to terminate the Schering AG Agreement due to the Company not having received marketing authorization for Plenaxis® in Germany with a requisite label by June 30, 2005.  Under the Schering AG Agreement, as a result of the termination, all of Schering AG’s rights and licenses with respect to Plenaxis® have ceased.

The Schering AG Agreement provided for a combination of upfront, regulatory approval and performance-based milestone payments, as well as a share of revenue through transfer price payments.  The Company received a $2.0 million signing payment from Schering AG during the second quarter of 2004, which the Company was recognizing into revenues through 2016, which represented the remaining patent life of Plenaxis® in Europe.  Due to the termination of the Schering AG Agreement, the Company recognized approximately $1.8 million in revenues for the three months ended September 30, 2005, representing the remaining deferred revenue from the $2.0 million signing payment.  On October 19, 2005, in connection with the termination of the Schering AG Agreement, the parties entered into a settlement agreement under which Schering AG paid the Company $4.0 million, representing full and complete satisfaction of Schering AG’s obligations under the Schering AG Agreement arising prior to its termination.  The settlement agreement also included mutual releases of any and all claims under or relating to the Schering AG Agreement.

5.             Mortgage Financing

In July 2000, in connection with the purchase of the Facility, the Company entered into an acquisition and construction loan agreement providing for up to $33.0 million in financing for the acquisition of, and improvements to, the Facility. In June 2004, the acquisition and construction loan agreement was amended (the “Amended Loan Agreement”) to extend the maturity date of the loan and modify certain other terms of the original agreement.  The interest was fixed at 5.95% through April 2009 and at a floating rate for the remainder of the term.  Principal and interest were payable through a fixed monthly payment of approximately $207,000, with the principal portion being calculated using a 25-year amortization schedule.

On October 18, 2005, the Company completed the sale of its Facility to Intercontinental Real Estate Investment Fund III, LLC, an affiliate of Intercontinental Real Estate Corporation.  In connection with the sale of the Facility, the Company retired the outstanding loan under the Amended Loan Agreement and terminated the mortgage on the Facility. Interest paid under the Amended Loan Agreement approximated interest expense during both the three and nine months ended September 30, 2004 and 2005.

6.             Sale of Facility and Partial Leaseback

In connection with the Company’s strategic restructuring in May 2005, the Company recorded a non-cash impairment charge of approximately $19.7 million related to the Facility as part of restructuring and asset impairment expenses under SFAS No. 144.  In July 2005, the Company determined that the plan of sale criteria had been met under SFAS No. 144.  Accordingly, the carrying value of the Facility is separately presented under the caption “Building - held-for-sale” in the September 30, 2005 Condensed Consolidated Balance Sheet and therefore, the Facility is no longer being depreciated.

As set forth in Note 5 above, on October 18, 2005, the Company sold its Facility for gross proceeds of $51.25 million, and realized proceeds, net of fees and expenses, of approximately $50.4 million.  The Company used a portion of the proceeds from the sale to retire the loan under the Amended Loan Agreement of approximately $31.6 million and terminate the mortgage on the Facility.

In connection with the closing of the sale of the Facility, the Company simultaneously executed a lease (the “Lease Agreement”) for approximately 65,464 square feet of office and laboratory space in the Facility for an initial term of five years at an initial annual rate of approximately $2.1 million, subject to an increase in years three through five of the initial term.  Under the Lease Agreement, the Company has options to extend the lease for up to three additional five-year terms.

In connection with the closing of the sale of the Facility, the Company realized a total gain of approximately $10.5 million representing the difference between the purchase price, net of broker commissions and closing costs, and the net book value of the Facility.  The difference between the total gain on the sale of the Facility and the net present value of the future minimum lease payments under the Lease Agreement is approximately $1.4 million which will be recognized during the three months ended December 31, 2005, while the remaining amount of the gain of approximately $9.1 million will be amortized over the initial term of the Lease Agreement.

7.             Litigation

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

On February 7, 2005, a motion was filed to consolidate the three actions and to appoint lead plaintiffs and lead counsel.  On February 18, 2005, the Company and the individual defendants filed a brief response to that motion, reserving their rights to challenge the adequacy and typicality, among other things, of the proposed lead plaintiffs in connection with class certification proceedings, if any.  On April 13, 2005, the Court entered an Order granting the plaintiffs’ motion to consolidate the three actions (as well as each case that relates to the same subject matter that may be subsequently filed in or transferred to the United States District Court for the District of Massachusetts), appoint lead plaintiffs and approve such plaintiffs’ selection of co-lead counsel.  On August 1, 2005, lead plaintiffs filed a consolidated amended complaint.  On September 12, 2005, the Company and the individual defendants filed a Motion to Dismiss the consolidated amended complaint.  On October 24, 2005, lead plaintiffs filed an Opposition to the Motion to Dismiss.  At this time, plaintiffs have not specified the amount of damages they are seeking in the actions.

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

8.             Subsequent Event

On October 27, 2005, the Company’s stockholders authorized the Company’s Board of Directors to effect a reverse stock split of the Company’s Common Stock through an amendment to the Company’s Amended and Restated Certificate of Incorporation.  On October 27, 2005, following this stockholder action, the Board of Directors authorized implementation of a reverse stock split of the outstanding Common Stock at a split ratio of one share for each five shares, with cash being paid in lieu of fractional shares.  The reverse stock split became effective at 5:00 p.m., eastern standard time, on November 1, 2005.  As a result, the number of issued and outstanding shares of the Company’s Common Stock was reduced from approximately 52.5 million shares to approximately 10.5 million shares, subject to reduction for fractional shares.  The number of authorized shares of Common Stock was not changed by the reverse stock split and remains at 200,000,000.  The par value of the Common Stock was not affected by the reverse stock split and remains at $0.01 per share.  Consequently, on the Company’s Condensed Consolidated Balance Sheets, the aggregate par value of the issued Common Stock was reduced by reclassifying the par value amount of the eliminated shares of Common Stock to “Additional paid-in capital.”  All per share amounts and outstanding shares, including all Common Stock equivalents (stock options), have been retroactively restated for all periods presented to reflect the reverse stock split.

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

Overview

We are a biopharmaceutical company focused on the discovery, development and commercialization of innovative therapies that either address unmet medical needs or offer improvements over existing therapies.  On May 19, 2005, our Board of Directors approved a strategic restructuring to focus the Company’s resources on our most promising assets and programs and significantly reduce our cost structure.  As a result, we are now focusing our resources on:

•      Continuing to advance our Direct Select™ drug discovery technology and seeking research collaborations and partnerships with respect to that technology; and

•      Continuing the clinical development of PPI-2458, our novel, proprietary oral compound for the treatment of cancer and autoimmune diseases.

We are focusing our early stage research efforts on the further development and enhancement of our novel Direct Select™ drug discovery technology.  We believe that Direct Select™ technology, through the creation of ultra-large advanced combinatorial chemistry libraries of drug-like molecules, will allow us to more rapidly and directly identify orally available compounds with high affinity and specificity than has routinely been possible using traditional drug discovery methods.  During the third quarter of 2005, we continued to expand our library collection to over 3.5 billion molecules through the generation of additional sub-libraries that comprised new chemical scaffolds and an expanded building block set.  As stated above, the continued development and enhancement of Direct Select™ is a key part of our operating plan and we continue to believe that this technology will be an important tool for the future of drug discovery and development.  We are in discussions regarding potential partnership opportunities for Direct Select™.  We also intend to utilize this technology in identifying new compounds for internal development.

We are also focusing our research and development efforts on PPI-2458, a novel, proprietary oral compound targeted at the inhibition of the enzyme methionine aminopeptidase type 2, or MetAP-2. We believe that, due to its antiproliferative and antiangiogenic activity, PPI-2458 has the potential to address broad therapeutic areas and we are currently in the process of establishing a long-term clinical development plan for this compound.  During the fourth quarter of 2003, we initiated our first clinical trial for PPI-2458 evaluating an oral formulation in non-Hodgkin’s lymphoma patients who were no longer benefiting from other therapies.  In March 2004, the FDA placed this trial on clinical hold.  In June 2004, we received clearance from the FDA to resume clinical trials and in late 2004, we opened a new phase 1 clinical trial of PPI-2458 in non-Hodgkin’s lymphoma patients.  During the second quarter of 2005, we expanded the enrollment criteria of this trial to include patients with solid tumors.  While the clinical trial is still in its early stages, thus far we have observed that MetAP-2 is inhibited following oral dosing with PPI-2458.  In addition to the ongoing clinical program in cancer patients, we also continue to conduct extensive preclinical evaluations of the use of PPI-2458 for treating certain inflammatory and autoimmune disorders, including rheumatoid arthritis.  In light of the significant anticipated development costs associated with the PPI-2458 clinical program, we anticipate seeking a partner for this program as clinical development advances.

In late September 2005, we received marketing authorization for Plenaxis® from the German regulatory authorities.  In Germany, Plenaxis® is indicated to initiate hormonal castration in patients with advanced or metastatic, hormone-dependent prostate cancer, if androgen suppression is appropriate.  Shortly after our receipt of the German approval, we received notice from Schering AG, of Berlin, Germany, that it was exercising its right to terminate its license, supply and distribution agreement with us due to our not having received marketing authorization for Plenaxis® in Germany with a requisite label by June 30, 2005.  Under the agreement, as a result of the termination, all of Schering AG’s rights and licenses with respect to Plenaxis® have ceased.

Under the agreement, Schering AG had exclusive rights to commercialize Plenaxis® in the field of prostate cancer in Europe, Russia, the Middle East, South Africa, Australia and New Zealand.  We received a $2.0 million signing payment from Schering AG during the second quarter of 2004, which we were recognizing into revenues through 2016, which represented the remaining patent life of Plenaxis® in Europe.  Due to the termination of the Schering AG agreement on September 28, 2005, we recognized approximately $1.8 million in revenues for the three months ended September 30, 2005, representing the remaining deferred revenue from the $2.0 million signing payment.

On October 19, 2005, in connection with the termination of the Schering AG agreement, the parties entered into a settlement agreement under which Schering AG paid us $4.0 million, representing full and complete satisfaction of its obligations under the agreement arising prior to its termination.  The settlement agreement also included mutual releases of any and all claims under or relating to the Schering AG agreement.

Our strategic restructuring in May 2005 included voluntarily discontinuing promotional activities related to Plenaxis® and the sale of Plenaxis® for new patients in the United States.  Plenaxis® continues to be available to those patients in the United States who had already received the drug at the time we announced our strategic restructuring in May 2005.

Due to our discontinuation of promotional activities related to Plenaxis® in the United States and the termination of the Schering AG agreement, we intend to explore various opportunities for this product, including a license or sale transaction that would enable commercialization of the product in Europe and other territories.  However, we cannot assure investors that we will be able to enter into a collaboration agreement or sell the rights to Plenaxis® on favorable terms, or at all.

In connection with our strategic restructuring, we also voluntarily suspended the clinical development program for Apan™.  We began this program in 2000 and, prior to its suspension, completed both a phase 1a single dose escalation study, identifying a maximum tolerated dose, or MTD, in healthy volunteers, and a phase 1b single dose escalation study, identifying the MTD in Alzheimer’s patients.  Enrollment in a phase 1/2a multiple dose study was suspended prior to completion.  As previously stated, the suspension of clinical development for Apan™ was not due to any unexpected or undesirable event or clinical result, but rather to conserve funds.  We anticipate continuing to explore partnering opportunities for this compound to enable its further development in the future.

On October 18, 2005, we completed the sale of our approximately 180,000 square foot corporate headquarters and research facility to Intercontinental Real Estate Investment Fund III, LLC, an affiliate of Intercontinental Real Estate Corporation, for $51.25 million.  We realized proceeds, net of fees and expenses, of approximately $50.4 million from this sale, and used approximately $31.6 million of the proceeds to retire the outstanding loan under our acquisition and construction loan agreement and terminate the mortgage on the facility.  The remaining net proceeds of approximately $18.8 million will be used to further our research and development efforts.

In connection with the closing of the sale of the facility, we simultaneously executed a lease for approximately 65,464 square feet of office and laboratory space in the facility.  The lease has an initial term of five years at an annual base rent of approximately $2.1 million for the first two years, increasing to approximately $2.3 million per year through the remainder of the initial term.  We have options to extend the lease for up to three additional five-year terms at then current market rates.  Under the lease, we are also responsible for our pro-rata share of real property taxes, insurance and operating costs.

During the nine months ended September 30, 2005, we recorded approximately $28.7 million of restructuring and asset impairment expenses under Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities, or SFAS No. 146.  We also recorded a non-cash impairment charge of approximately $3.5 million related to inventory due to the discontinuation of promotional activities relating to Plenaxis® in the United States.  Included in restructuring and asset impairment expenses are cash charges of approximately $2.6 million for employee severance, benefits and related costs, approximately $0.2 million associated with the termination of various contracts and approximately $0.2 million of other associated costs.  In addition, a non-cash impairment charge of approximately $19.7 million was recorded under Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, or SFAS No. 144, relating to our corporate headquarters and research facility.  We also concluded that our commitments under certain existing Plenaxis® manufacturing and supply agreements with third parties exceeded our estimated future Plenaxis® requirements by approximately $7.2 million.  During the nine months ended September 30, 2005, we recorded a charge of approximately $6.0 million which represents the net present value of these excess commitments.  We expect to expense the remaining $1.2 million of these excess commitments over the remaining term of the applicable manufacturing and supply agreements, ranging from two to five years.

On October 27, 2005, our stockholders authorized our Board of Directors to effect a reverse stock split of our common stock through an amendment to our amended and restated certificate of incorporation.  On October 27, 2005, following this stockholder action, the Board of Directors authorized implementation of a reverse stock split of our outstanding common stock at a split ratio of one share for each five shares, with cash being paid in lieu of fractional shares.  The reverse stock split became effective at 5:00 p.m., eastern standard time, on November 1, 2005.  As a result, the number of shares of our issued and outstanding common stock was reduced from approximately 52.5 million shares to approximately 10.5 million shares, subject to reduction for fractional shares.  All per share amounts and outstanding shares, including all common stock equivalents (stock options), have been retroactively restated for all periods presented to reflect the reverse stock split in our condensed consolidated financial statements and in the notes thereto appearing elsewhere in this report.

Most of our expenditures to date have been for drug development, the development of our drug discovery technologies, commercialization activities and for general and administrative expenses.

 Due primarily to the costs associated with the commercialization of Plenaxis® in the United States and its continued development, as well as other research and development and general and administrative expenses, we had a net operating loss for the first nine months of 2005.  Our accumulated deficit as of September 30, 2005 was approximately $303.8 million.  We expect to continue to have net operating losses for at least the next several years.

We continue to expect that, as a result of the strategic restructuring, our annual cash utilization will decrease from approximately $60.0 million per year to approximately $30.0 million per year for 2006, and that we should have available resources to allow us to pursue our current operating plan through approximately the end of 2007, and possibly longer assuming the successful partnering of either our Direct Select™ technology or our PPI-2458 program, or the license or sale of Plenaxis® for commercialization on a regional or worldwide basis.  However, we cannot assure investors that we will be able to enter into appropriate collaborative arrangements relating to our Direct Select™ technology or our PPI-2458 program, or a license or sale transaction relating to Plenaxis®, in a timely manner and on favorable terms, or at all.  If we are unable to carry out the key elements of our operating plan, we may have to obtain additional sources of funding or significantly modify our operating plan, including by curtailing certain elements of our operations.  We have no committed sources of capital and do not know whether additional financing will be available when needed, or, if available, that the terms will be favorable to us.  If we are required to raise money in the future and we experience difficulties or are unable to do so, it could become necessary for us to cease operations or seek protection under state or federal insolvency or bankruptcy laws.

At September 30, 2005, we had 72 full-time employees, 57 of whom were research and development personnel and 15 of whom were general and administrative personnel, compared to 180 full-time employees at September 30, 2004, 99 of whom were research and development personnel, 27 of whom were general and administrative personnel and 54 of whom were sales and marketing personnel.  The decrease in headcount is due primarily to the approximate 60% reduction in headcount effected as part of our strategic restructuring.

Critical Accounting Policies

While our significant accounting policies are more fully described in Note 2 to our condensed consolidated financial statements appearing elsewhere in this report, we believe the following accounting policies to be critical:

Use of Estimates.  We prepare our financial statements in accordance with accounting principles generally accepted in the United States.  These principles require that we make estimates and use assumptions that affect the reporting of our assets and our liabilities as well as the disclosures that we make regarding assets and liabilities and revenues and expenses that are contingent upon uncertain factors as of the reporting date.  Actual amounts, and thus our actual results, could differ from our estimates.

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

We prepare our provisions for sales returns and allowances, rebates and discounts based primarily on estimates.  Contractual allowances and rebates result primarily from sales under contracts with healthcare providers, Medicaid programs and other government agencies.  Our policy for sales returns has historically allowed authorized distributors to return the product three months prior to, and six months after, product expiration.  In connection with our strategic restructuring announced in May 2005, we modified our policy for sales returns to eliminate these restrictions in order to accommodate returns resulting from the announcement of the discontinuation of promotional activities for Plenaxis® and the sale of Plenaxis® for new patients in the United States. The reserve for sales returns is determined by reviewing the history of returns for products with similar characteristics to Plenaxis®.  We also utilize daily reports itemizing sales to physicians and hospital pharmacies, obtained directly from our authorized distributors, in order to analyze specific account ordering trends.  This data is reviewed to monitor product movement through the supply chain to identify remaining inventory that may result in chargebacks or sales returns.  The reserves are reviewed at each reporting period and adjusted to reflect data available at that time.  We had accrued approximately $0.2 million in sales return and other revenue reserves as of September 30, 2005.  To the extent our estimates of contractual allowances, rebates and sales returns are different from actuals, we adjust the reserve which impacts the amount of product sales revenue recognized in the period of the adjustment.

We currently provide substantially all of our distributors with payment terms of up to 120 days on purchases of Plenaxis®.  Through September 30, 2005, payments have generally been made in a timely manner.

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

Inventory.  We value inventory at the lower of cost or market value. We determine cost using the first-in, first-out method.  We analyze our inventory levels quarterly and write down inventory that has become obsolete, inventory that has a cost basis in excess of its expected net realizable value and inventory in excess of expected requirements, to cost of goods sold.  Expired inventory is disposed of and the related costs are written off.  If actual market conditions are less favorable than that estimated by us, additional write-downs of existing inventory may be required in future periods.  In connection with our strategic restructuring announced in May 2005, we discontinued promotional activities related to Plenaxis® and the sale of Plenaxis® for new patients in the United States.  As a result, during the second quarter of 2005, we wrote down approximately $3.5 million of inventory that we estimated to be in excess of our expected requirements.  This amount is classified as cost of goods sold in the condensed consolidated statements of operations for the nine months ended September 30, 2005 appearing elsewhere in this report.  The remaining inventory balance consists of materials that are expected to be used in connection with the commercialization of Plenaxis® by a third party following a license or sale transaction relating to the product.  We intend to license or sell the rights to Plenaxis® in order to enable the commercialization of the product in Europe and other territories.

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

Results of Operations

Three Months Ended September 30, 2005 Compared To Three Months Ended September 30, 2004

Revenues for the three months ended September 30, 2005 were approximately $2.1 million compared to approximately $1.1 million for the corresponding period in 2004.  Due to the termination of the Schering AG agreement on September 28, 2005, we recognized approximately $1.8 million in revenues for the three months ended September 30, 2005, representing the remaining deferred revenue from the $2.0 million signing payment.  During the three months ended September 30, 2005 and 2004, revenues of approximately $0.3 million and $1.0 million, respectively, were related to sales of Plenaxis®.  The decrease in revenues was due primarily to the voluntary discontinuation of promotional activities related to Plenaxis® and the sale of Plenaxis® for new patients in the United States.  We expect to continue to have a small amount of revenues from Plenaxis® sales during the remainder of 2005.  In the fourth quarter of 2005, we expect to record $4.0 million in revenues consisting of a one-time payment from Schering AG under our settlement agreement, representing full and complete satisfaction of Schering AG's obligations under our license agreement arising prior to its termination.  Other sources of revenues during 2005 and thereafter may be from potential payments under future corporate collaborations relating to our Direct Select™ drug discovery technology and PPI-2458 or from a license or sale transaction relating to Plenaxis®, in each case if consummated.  The amount and timing of these other potential sources of revenues will depend on the success of our Direct Select™ technology and our PPI-2458 clinical development program, and our ability to enter into partnerships with respect to these programs, and the interest of third parties, if any, to enter into a license or sale transaction relating to Plenaxis®.  We cannot assure investors as to if or when we will receive any such revenues.

Cost of goods sold for the three months ended September 30, 2005 was $0.1 million compared to approximately $0.2 million for the three months ended September 30, 2004.  We expect cost of goods sold to remain consistent with current levels for the remainder of 2005 and thereafter.

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

Members of our research and development team typically work on a number of projects concurrently. In addition, a substantial amount of our fixed costs such as facility and equipment depreciation, utilities and maintenance are shared by our various programs. Accordingly, we have not specifically identified, and do not plan to specifically identify, all costs related to each of our research and development programs. We estimate that during the three and nine months ended September 30, 2005 and during 2004, the majority of our research and development expenses consisted of salaries, benefits, clinical trial costs, manufacturing costs and lab supplies related to our Plenaxis® and PPI-2458 clinical development programs and the development of our Direct Select™ technology.

Research and development expenses for the three months ended September 30, 2005 decreased approximately 28% to approximately $5.3 million, from approximately $7.4 million for the corresponding period in 2004.  The decrease was due primarily to lower personnel-related expenses of approximately $1.4 million during the three months ended September 30, 2005 due to the strategic restructuring announced in May 2005, as well as the elimination of depreciation on our facility due to the reclassification of the facility to “held-for-sale.”  The decrease also reflects reduced spending in our clinical and preclinical programs.  Spending on the Plenaxis® program during the three months ended September 30, 2005 decreased by approximately $0.3 million due primarily to lower development-related costs.  Spending on our Apan™ program during the three months ended September 30, 2005 increased compared to the corresponding period in the prior year due to an increase of approximately $0.6 million of clinical expenses offset by a decrease in preclinical expenses of approximately $0.3 million.  Spending related to our PPI-2458 program during the three months ended September 30, 2005 decreased by approximately $0.2 million due primarily to lower development-related costs.  Although we are unable to predict the precise level of spending on individual clinical programs due to the uncertain nature of clinical development, we expect our research and development expenses for the remainder of 2005 and thereafter to remain lower than 2004 levels, as we continue to advance our clinical trial of PPI-2458, enhance our Direct Select™ technology and complete the wind-down of Apan™ and Plenaxis® clinical development activities.

Sales and marketing expenses for the three months ended September 30, 2005 decreased to approximately $0.2 million, from approximately $5.6 million for the corresponding period in 2004.  The decrease was due primarily to the voluntary discontinuation of promotional activities related to Plenaxis® in the United States.  We do not expect to incur significant sales and marketing expenses during the remainder of 2005 or thereafter.

General and administrative expenses for the three months ended September 30, 2005 decreased approximately 21% to approximately $1.5 million, from approximately $1.9 million for the corresponding period in 2004.  The decrease resulted primarily from lower personnel-related expenses during the three months ended September 30, 2005.  We expect that general and administrative expenses will remain relatively consistent with current levels for the remainder of 2005.  As described in detail in this report under Part II, Item 2. “Legal Proceedings,” in December 2004 and January 2005, the Company and certain of its current and former executive officers were named as defendants in three purported class action securities lawsuits filed in the United States District Court for the District of Massachusetts.  Management believes that the allegations against the Company are without merit, and the Company intends to vigorously defend against the plaintiffs’ claims.  As this litigation is in an early stage, management is unable to predict its outcome or its ultimate effect, if any, on our financial condition.  However, we expect that the costs and expenses related to this litigation may be significant.  Our current director and officer liability insurance policies (which, subject to the terms and conditions thereof, also provide “entity coverage” for the Company for this litigation) provide that the Company is responsible for the first $2.5 million of such costs and expenses.  If we are not successful in defending these actions, our business and financial condition could be adversely affected.

Net interest expense for the three months ended September 30, 2005 was approximately $0.1 million compared to zero for the corresponding period in 2004.  The increase in net interest expense was due primarily to the refinancing of the mortgage on our facility from a lower variable rate to a higher fixed rate and lower average cash balances.  We expect to have net interest income in future periods due to the retirement in October 2005 of the outstanding loan under our acquisition and construction loan agreement and termination of the mortgage on our facility.

At December 31, 2004, we had federal net operating loss carryforwards of approximately $226.0 million and research tax credits of approximately $7.3 million that will expire in varying amounts through 2024, if not utilized.  Utilization of net operating loss and tax credit carryforwards will be subject to substantial annual limitations under the Internal Revenue Code of 1986, as amended. The annual limitations may result in the expiration of the net operating loss and tax credit carryforwards before full utilization.

Nine Months Ended September 30, 2005 Compared To Nine Months Ended September 30, 2004

Revenues for the nine months ended September 30, 2005 were approximately $3.4 million compared to approximately $2.2 million for the corresponding period in 2004.  Due to the termination of the Schering AG agreement on September 28, 2005, we recognized approximately $1.8 million in revenues for the nine months ended September 30, 2005, representing the remaining deferred revenue from the $2.0 million signing payment.  During the nine months ended September 30, 2005 and 2004, revenues of approximately $1.4 million and $2.1 million, respectively, were related to sales of Plenaxis®.

Cost of goods sold for the nine months ended September 30, 2005 was approximately $3.9 million compared to approximately $1.5 million for the corresponding period in 2004.  During the second quarter of 2005, we recorded a non-cash impairment charge of approximately $3.5 million related to inventory due to the discontinuation of promotional activities relating to Plenaxis® in the United States. The majority of our cost of goods sold during the first three quarters of 2004 was comprised of a $1.0 million milestone payment which became due and payable upon the first commercial sale of Plenaxis® under our license agreement with Indiana University Advanced Research and Technology Institute, Inc.

Research and development expenses for the nine months ended September 30, 2005 decreased approximately 18% to approximately $18.9 million, from approximately $23.0 million for the corresponding period in 2004.  The decrease was due primarily to lower personnel-related expenses of approximately $2.9 million during the nine months ended September 30, 2005.  The decrease also reflects reduced spending on our clinical and preclinical programs.  Spending on the Plenaxis® program during the nine months ended September 30, 2005 increased by approximately $0.3 million compared to the corresponding period in the prior year due primarily to higher development-related costs. Spending on our Apan™ program during the nine months ended September 30, 2005 decreased by approximately $0.5 million compared to the corresponding period in the prior year due to lower preclinical expenses of approximately $0.6 million offset by higher clinical expenses of approximately $0.1 million.  Spending related to our PPI-2458 program during the nine months ended September 30, 2005 decreased by approximately $1.0 million compared to the corresponding period in the prior year due primarily to reduced spending on preclinical studies.

Sales and marketing expenses for the nine months ended September 30, 2005 decreased to approximately $6.0 million, from approximately $15.0 million for the corresponding period in 2004.  The decrease resulted primarily from the voluntary discontinuation of promotional activities related to Plenaxis® in the United States, as well as various one-time costs that were incurred during 2004 in connection with the launch of Plenaxis® in the United States.

General and administrative expenses for the nine months ended September 30, 2005 decreased approximately 23% to approximately $5.5 million, from approximately $7.1 million for the corresponding period in 2004.  The decrease resulted primarily from lower personnel and business development expenses during the nine months ended September 30, 2005.

Restructuring and asset impairment expenses for the nine months ended September 30, 2005 were $28.7 million compared to zero for the corresponding period in 2004.  Please refer to the discussion under “Overview” in this Item 2, as well as Note 3 – Restructuring included in our condensed consolidated financial statements appearing elsewhere in this report, for additional information regarding our strategic restructuring.

Net interest expense for the nine months ended September 30, 2005 was $0.3 million compared to net interest income of approximately $0.2 million for the corresponding period in 2004.  The decrease in net interest income (expense) was due primarily to the refinancing of the mortgage on our facility from a lower variable rate to a higher fixed rate and lower average cash balances.

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

At September 30, 2005, we had cash, cash equivalents and marketable securities of approximately $48.1 million and working capital of approximately $50.2 million, compared to approximately $83.3 million and $76.4 million, respectively, at December 31, 2004.  We expect to end the year with approximately $60.0 million in cash, cash equivalents and marketable securities. We continue to expect that, as a result of the strategic restructuring, our annual cash utilization will decrease from approximately $60.0 million per year to approximately $30.0 million per year for 2006, and that we should have available resources to allow us to pursue our current operating plan through approximately the end of 2007, and possibly longer assuming the successful partnering of either our Direct Select™ technology or our PPI-2458 program, or the license or sale of Plenaxis® for commercialization on a regional or worldwide basis.

We expect to continue to have net operating losses for at least the next several years.  We cannot assure investors that we will be able to enter into appropriate collaborative arrangements relating to our Direct Select™ technology or our PPI-2458 program, or a license or sale transaction relating to Plenaxis®, in a timely manner and on favorable terms, or at all.  If we are unable to carry out the key elements of our operating plan, we may have to obtain additional sources of funding or significantly modify our operating plan, including by curtailing certain elements of our operations.  We have no committed sources of capital and do not know whether additional financing will be available when needed, or, if available, that the terms will be favorable to us.  If we are required to raise money in the future and we experience difficulties or are unable to do so, it could become necessary for us to cease operations or seek protection under state or federal insolvency or bankruptcy laws.

For the nine months ended September 30, 2005, net cash of approximately $33.8 million was used in operating activities, compared to approximately $45.6 million used in operating activities during the nine months ended September 30, 2004.  During the nine months ended September 30, 2005, our use of cash in operations was due principally to our net loss of approximately $59.9 million and the reduction in accounts payable and accrued expenses of approximately $3.8 million, offset by non-cash asset impairment expenses of approximately $19.7 million, an increase in accrued restructuring costs of approximately $6.4 million, a reduction in inventory of approximately $2.7 million and depreciation of approximately $2.2 million.  Cash utilization will continue for 2005 and thereafter as we continue to refine and enhance our Direct Select™ drug discovery technology and advance our clinical development program for PPI-2458, and continue our other research and development initiatives.  The actual amount of overall expenditures will depend on numerous factors, including the timing of expenses, the timing and terms of collaboration agreements or other strategic transactions, if any, and the timing and progress of our research and development efforts.

Net cash provided by investing activities of approximately $64.6 million for the nine months ended September 30, 2005 consisted primarily of net sales or maturities of marketable securities of approximately $65.8 million.  This compares to net cash provided by investing activities of approximately $39.6 million for the corresponding period in 2004, which was also related primarily to net sales or maturities of marketable securities of approximately $40.5 million.

In July 2000, in connection with the purchase of our corporate headquarters and research facility in Waltham, Massachusetts, we entered into an acquisition and construction loan agreement providing for up to $33.0 million in financing for the acquisition of, and improvements to, the facility. In June 2004, the acquisition and construction loan agreement was amended to extend the maturity date of the loan and modify certain other terms of the original agreement.  The interest was fixed at 5.95% through April 2009 and at a floating rate for the remainder of the term.  Principal and interest were payable through a fixed monthly payment of approximately $207,000, with the principal portion being calculated using a 25-year amortization schedule.

On October 18, 2005, we completed the sale of our facility to Intercontinental Real Estate Investment Fund III, LLC for $51.25 million.  We realized proceeds, net of fees and expenses, of approximately $50.4 million from this sale, and used approximately $31.6 million of the proceeds to retire the outstanding loan under the acquisition and construction loan agreement and terminate the mortgage on the facility.  The remaining net proceeds of approximately $18.8 million will be used to further our research and development efforts.

In connection with the closing of the sale of the facility, we simultaneously executed a lease for approximately 65,464 square feet of office and laboratory space in the facility.  The lease has an initial term of five years at an annual base rent of approximately $2.1 million for the first two years, increasing to approximately $2.3 million per year through the remainder of the initial term.  We have options to extend the lease for up to three additional five-year terms at then current market rates.  Under the lease, we are also responsible for our pro-rata share of real property taxes, insurance and operating costs.

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

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123R, Share-Based Payment - An Amendment of FASB Statements No. 123 and 95, or SFAS No. 123R, which requires all companies to measure compensation cost for all share-based payments, including employee stock options, at fair value, and was originally effective for public companies for interim or annual periods beginning after June 15, 2005.  In April 2005, the Securities and Exchange Commission amended the compliance dates for SFAS No. 123R to allow companies to implement SFAS No. 123R at the beginning of their next fiscal year, January 2006 for us.  Generally, the approach in SFAS No. 123R is similar to the approach described in Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation.  However, SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values.  Pro forma disclosure is no longer an alternative.  The adoption of SFAS No. 123R will have a significant impact on our results of operations, although it will have no impact on our overall financial position.  In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107, or SAB No. 107, which expressed the views of the Commission regarding the interaction between SFAS No. 123R and certain rules and regulations of the Commission.  SAB No. 107 provides guidance related to the valuation of share-based payment arrangements for public companies, including assumptions such as expected volatility and expected term.  We are evaluating SFAS No. 123R and SAB No. 107 and have not yet determined the amount of stock option expense that will be incurred in future periods.

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

We cannot assure investors that we will be profitable in the future or, if we attain profitability, that it will be sustainable.  In May 2005, our Board of Directors approved a strategic restructuring to focus the Company’s resources on our most promising assets and programs and significantly reduce our cost structure.  Going forward under our current operating plan, we will focus our resources on our Direct Select™ drug discovery technology and seeking research collaborations and partnerships with respect to that technology, and continuing the clinical development of PPI-2458.  We also intend to explore various opportunities for Plenaxis®, including a license or sale transaction that would enable commercialization of the product in Europe and other territories.

To date, we have derived substantially all of our revenues from payments under corporate collaboration and license agreements, and from product sales.  Our marketing and selling efforts with regard to Plenaxis® in the United States were not commercially successful, and we may be unable to successfully develop or market any other products in the future.  Moreover, we may be unable to enter into research collaborations or partnerships with respect to Direct Select™ or PPI-2458, or license or sell the rights to Plenaxis®, on favorable terms, or at all.  Our current operating plan includes significant ongoing expenditures to support the ongoing enhancement of our Direct Select™ technology and the continuation of our PPI-2458 clinical development program, and for general and administrative purposes.  As of September 30, 2005, we had an accumulated deficit of approximately $303.8 million.  We expect that we will continue to incur significant operating losses for at least the next several years, and we may never be profitable in the future.

If we are unable to successfully carry out our operating plan, we may have to obtain additional sources of funding or significantly modify our operating plan.

If we are unable to successfully carry out one or more of the key elements of our operating plan described in the immediately preceding risk factor, we believe that our existing cash and investments will be sufficient to meet our working capital and capital expenditure needs through approximately the end of 2007.  If we are able to successfully carry out one or more of the key elements of our operating plan described above, we may be able, without obtaining additional funding, to continue to meet our working capital and capital expenditure needs beyond that time, although we cannot provide any assurances as to if or for how long we would be able to do so.  If we are unable to successfully carry out the key elements of our operating plan, we may have to obtain additional sources of funding or significantly modify our operating plan, including by curtailing or eliminating certain elements of our operations.  We have no committed sources of capital and do not know whether additional financing will be available when needed, or, if available, that the terms will be favorable to us.

To date, our operations and capital requirements have been financed primarily with the proceeds of public and private sales of common stock and preferred stock, payments under research and development partnerships and collaborative agreements, investment income and revenues from product sales.  In addition, we recently sold our facility and intend to use the proceeds from that sale to fund our ongoing operations.  However, there can be no assurance that we will be able to sell any securities, enter into additional partnerships and collaborative agreements or borrow funds in the future at favorable terms, or at all.  If we raise additional funds by issuing equity securities, further dilution to existing stockholders will result.  In addition, as a condition to giving additional funds to us, future investors may demand, and may be granted, rights superior to those of existing stockholders.  We may also be required to take other actions, which may lessen the value of our common stock or dilute our common stockholders, including borrowing money on terms that are not favorable to us.  If we are required to raise money in the future and we experience difficulties or are unable to do so, it could become necessary for us to cease operations or seek protection under state or federal insolvency or bankruptcy laws.

Our Direct Select™ drug discovery technology is still under development, and we may not be able to attract collaborators with respect to this technology or discover compounds that lead to marketable products.

We are focusing our early stage drug discovery efforts on our proprietary Direct Select™ drug discovery technology, and our future success depends in part on the successful development of this technology, as well as our ability to enter into collaborations relating to this technology.  We believe that Direct Select™ is a novel technology that will allow us to rapidly and directly identify compounds that are orally available and have high affinity and specificity.  However, if we are unable to obtain adequate patent protection for this technology, another party could offer drug discovery capabilities that directly compete with our capabilities or could attempt to block our ability to practice our technology.  Furthermore, we cannot assure investors that this technology will allow us to offer significant advantages over traditional drug discovery methods.  For example, the feasibility of creating and screening ultra-large advanced combinatorial chemistry libraries resulting in successful leads is still in the development stage.  Moreover, we may not be able to identify novel compounds from the libraries that we create that can address a wide spectrum of targets or that can be rapidly taken into clinical development and that ultimately lead to marketable products.  If we are not successful in continuing to enhance this technology and in identifying product candidate(s) using this technology for either a partner or for internal development, we would be required to significantly modify our operating plan.

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

We are subject to extensive government regulation that increases our costs and could prevent us from developing, and ultimately commercializing, potential products.

The development and sale of pharmaceutical products, including Plenaxis®, PPI-2458 or other product candidates we may discover, is subject to extensive regulation by governmental authorities.  Obtaining regulatory approval typically is costly and takes many years; maintaining regulatory approval also requires substantial resources.  Regulatory authorities, most importantly, the FDA, have substantial discretion to place on clinical hold or terminate clinical trials, delay, withhold or withdraw registration and marketing approval in the United States, and effectively mandate product recalls. Failure to comply with regulatory requirements may result in criminal prosecution, civil penalties, recall or seizure of products, total or partial suspension of production or injunction. Outside the United States, we can market a product only if we receive marketing authorization from the appropriate regulatory authorities. This foreign regulatory approval process includes all of the risks associated with the FDA approval process, and may include additional risks.

To gain regulatory approval from the FDA and foreign regulatory authorities for the commercial sale of any product, we must demonstrate in clinical trials, and satisfy the FDA and foreign regulatory authorities as to, the safety and efficacy of the product.  If we develop a product to treat a long-lasting disease, such as cancer, we must gather data over an extended period of time. There are many risks associated with our clinical trials. For example, we may discover that the product we are testing in clinical trials is not effective, despite positive results in preclinical studies.  While our compound, PPI-2458, has been shown to inhibit its target enzyme, MetAP-2, in preclinical and early clinical testing, we do not know if this will ultimately result in an effective treatment for cancer.  We also may be unable to achieve the same level of success in later trials as we did in earlier ones. Additionally, data we obtain from preclinical and clinical activities are susceptible to varying interpretations that could impede regulatory approval. Further, some patients in our PPI-2458 clinical trial have a high risk of death or other adverse medical events due to their advanced cancer that may not be related to our product.  These events may affect the statistical analysis of the safety and efficacy of PPI-2458.  If we obtain regulatory approval for a product, the approval will be limited to those diseases for which our clinical trials demonstrate the product is safe and effective.

In addition, many factors could delay or result in termination of our ongoing or future clinical trials. For example, results from ongoing preclinical studies or analyses could raise concerns over the safety or efficacy of a product candidate.  In March 2004, the FDA placed our phase 1 clinical trial of PPI-2458 on clinical hold.  Although we subsequently received clearance from the FDA to resume clinical testing of PPI-2458, we cannot assure investors that the FDA will not place this or other clinical trials on hold in the future.  A clinical trial may also experience slow patient enrollment.  A study could also be delayed due to lack of sufficient drug supply.  Patients may experience adverse medical events or side effects, and there may be a real or perceived lack of effectiveness of, or of safety issues associated with, the drug we are testing.  Future governmental action or existing or changes in FDA or foreign regulatory authority policies or precedents, may also result in delays or rejection of an application for marketing approval.  The FDA, and comparable foreign regulatory authorities, have considerable discretion in determining whether to grant marketing approval for a drug, and may delay or deny approval even in circumstances where the applicant’s clinical trials have proceeded in compliance with established procedures and regulations and have met the established end-points of the trials. Challenges to regulatory determinations are generally time-consuming and costly, and rarely, if ever, succeed.  Although we received FDA approval to market Plenaxis® in the United States in November 2003 and in Germany in September 2005, we can give no assurance that we will obtain marketing approval for PPI-2458 or any other potential product candidate.

Any regulatory approval may be conditioned upon significant labeling requirements and, as in the case of the FDA approval of Plenaxis®, marketing restrictions and post-marketing study commitments.  Such labeling and marketing restrictions could, and in the case of Plenaxis® in the United States, did, materially adversely affect the marketability and/or value of the product.  As part of our recent restructuring to focus our resources on our most promising assets and programs and significantly reduce our cost structure, we have voluntarily discontinued promotional activities related to Plenaxis® and the sale of Plenaxis® for new patients in the United States.  In addition, although Plenaxis® was approved in Germany, our former partner elected to terminate its agreement with us, and we may not be able to license or sell the product to a third party to enable its commercialization in Germany or to pursue additional regulatory approvals in other countries.

Even if regulatory approval is obtained for a product, the product and the manufacturing facilities for the product will be subject to continual review and periodic inspection by regulatory authorities.  Later discovery of previously unknown problems with a product, manufacturer or facility may result in restrictions on the product, the manufacturer or us, including withdrawal of the product from the market. The FDA and comparable foreign regulatory authorities stringently apply regulatory standards.  Our manufacturing facilities will also be subject to FDA or foreign regulatory inspections for adherence to good manufacturing practices prior to marketing clearance and periodically during the manufacturing process.  Failure to comply can, among other things, result in fines, denial or withdrawal of regulatory approvals, product recalls or seizures, operating restrictions, injunctions and criminal prosecution.  If there are any modifications to a product, further regulatory approval will be required.

In addition, manufacturing, sales, promotion, and other activities following product approval are subject to regulation by numerous regulatory authorities in addition to the FDA and comparable regulatory authorities outside the United States, including potentially the Federal Trade Commission, the Department of Justice and individual U.S. Attorney offices within the Department of Justice, CMS, other divisions of the Department of Health and Human Services, state and local governments and comparable governmental authorities outside the United States.  Sales, marketing and scientific/educational programs must comply with the anti-kickback provisions of the Social Security Act, the False Claims Act, and similar state laws.  Pricing and rebate programs must comply with pricing and reimbursement rules, including the Medicaid rebate requirements of the Omnibus Budget Reconciliation Act of 1990 and the Veteran’s Health Care Act.  If products are made available to authorized users of the Federal Supply Schedule of the General Services Administration, additional laws and requirements apply.  All of our activities are potentially subject to federal and state consumer protection and unfair competition laws and comparable foreign laws.

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

If we are unable to successfully carry out the elements of our operating plan, which include the continued clinical development of PPI-2458 and potentially other product candidates discovered using our Direct Select™ technology, we may need to raise additional capital and, if we were unable to do so, it could become necessary for us to cease operations or seek protection under state or federal bankruptcy laws.

If we lose our key personnel or are unable to attract and retain additional skilled personnel, we may be unable to pursue the development of our drug discovery technology or our product development and commercialization efforts.

We depend substantially on the principal members of our management and scientific staff, including Kevin F. McLaughlin, our President and Chief Executive Officer, and Richard W. Wagner, Ph.D., our Executive Vice President, Discovery Research.  We do not have employment agreements with any of our executive officers.  Any officer or employee can terminate his or her relationship with us at any time and work for one of our competitors. The loss of these key individuals could result in competitive harm because we could experience delays in the development of our drug discovery technology or our product research, development and commercialization efforts without their expertise.

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

Due to the termination by Schering AG of our collaboration agreement, absent a third party sale or license agreement, we do not expect that Plenaxis® will be commercialized outside of the United States.

We depended upon our corporate collaborator, Schering AG, to commercialize Plenaxis® in Schering AG’s licensed territory, including Germany, where we recently received marketing authorization.  We also relied on Schering AG to some extent in seeking regulatory approval for Plenaxis® in various other countries in the European Union and European Economic Area which participate in the Mutual Recognition Procedure, or MRP, and elsewhere in Schering AG’s licensed territory under local regulatory procedures.  Although we have received marketing authorization for Plenaxis® in Germany, we do not have the financial resources or expertise to market the product in Germany or in any other territories outside of the United States.  For this reason, we currently do not plan to seek additional approvals for Plenaxis® in the European Union under the MRP or in any other territory outside the United States without the financial and regulatory support of a corporate collaborator.  Accordingly, the termination of our agreement with Schering AG may delay or prevent additional regulatory approvals for Plenaxis®, and the ultimate commercialization of Plenaxis®, outside of the United States.

Moreover, due to the termination of the Schering AG agreement, we will likely need to devote funds and other resources to the Plenaxis® program that we had planned would be available from Schering AG, in particular to support the continuing costly manufacture of the product for limited distribution in the United States and to meet our minimum purchase commitments under our Plenaxis® manufacturing agreements.  We have announced our intention to explore various opportunities for this product, including a license or sale transaction that would enable commercialization of Plenaxis® in Europe and other territories.  However, we cannot assure investors that we will be able to negotiate such a transaction on acceptable terms, or at all, and in that event we anticipate that we would not pursue further the commercialization of Plenaxis® outside of the United States and would likely seek to discontinue all distribution of Plenaxis® in the United States.

Even if we gain marketing approval for PPI-2458 or another potential product, we may be unable to establish or maintain marketing and sales capabilities or enter into and maintain corporate collaborations necessary to commercialize PPI-2458 or such other potential product in the United States or abroad in the future.

We have limited experience in marketing or selling pharmaceutical products and have very limited marketing and sales resources.  Even if we gain marketing approval for PPI-2458 or another potential product, to achieve commercial success for the product, we must either rely upon our limited experience and infrastructure, or enter into arrangements with others to market and sell our products.  We cannot assure investors that we will be able to enter into marketing and sales agreements on acceptable terms, if at all, for PPI-2458 or for any other future product candidate.

Until May 2005, we were promoting Plenaxis® in the United States through our own dedicated marketing and sales team.  We experienced significant turnover in both our sales management and field sales personnel which we believe had an adverse impact on our ability to commercialize Plenaxis®.  In May 2005, in connection with the strategic restructuring of our operations, we voluntarily discontinued promotional activities related to Plenaxis® and the sale of Plenaxis® for new patients in the United States, and accordingly, we terminated all of our sales and marketing personnel.  Competition for experienced and skilled marketing and sales personnel is intense, and we cannot assure investors that we would be able to attract and retain a sufficient number of qualified individuals to successfully promote PPI-2458 (if marketing approval for this product were obtained) or any other potential product in the future.  In addition, establishing the expertise necessary to successfully market and sell any product requires a substantial capital investment.  We cannot assure investors that we will have the funds to successfully commercialize PPI-2458 (if marketing approval for this product were obtained) or any other potential product in the United States or elsewhere.  Moreover, a product candidate we may have in development is likely to compete with products of other companies that currently have extensive and well-funded marketing and sales operations.  Because these companies are capable of devoting significantly greater resources to their marketing and sales efforts, our future marketing and sales efforts may not compete successfully against the efforts of these other companies.

Because we depend on third parties to conduct laboratory testing and human clinical studies and assist us with regulatory compliance, we may encounter delays in product development and commercialization.

We have contracts with a limited number of research organizations to design and conduct our laboratory testing and human clinical studies.  If we cannot contract for testing activities on acceptable terms, or at all, we may not complete our product development efforts in a timely manner.  To the extent we rely on third parties for laboratory testing and human clinical studies, we may lose some control over these activities.  For example, third parties may not complete testing activities on schedule or when we request them to do so.  In addition, these third parties may conduct our clinical trials in a manner inconsistent with regulatory requirements or otherwise in a manner that yields misleading or unreliable data.  This, or other failures of these third parties to carry out their duties, could result in significant additional costs and expenses and could delay or prevent the development and commercialization of PPI-2458 or other future product candidate.

If we fail to develop and maintain our relationships with third-party manufacturers, or if these manufacturers fail to perform adequately, we may be unable to develop and commercialize PPI-2458 or any other future product candidate or to continue to support the commercialization of Plenaxis®.

Our ability to conduct large clinical trials for, or to commercialize, PPI-2458 or any future product candidate, will depend in part on our ability to manufacture, or arrange for third-party manufacture of, our products on a large scale, at a competitive cost and in accordance with regulatory requirements.  We must establish and maintain a commercial scale formulation and manufacturing process for each of our potential products for which we seek marketing approval.  We or third-party manufacturers may encounter difficulties with these processes at any time that could result in delays in clinical trials, regulatory submissions or in the commercialization of potential products.

We have no experience in large-scale product manufacturing, nor do we have the resources or facilities to manufacture all products for use in humans. We currently rely on contract manufacturers for the manufacture of Plenaxis®, and expect to rely on contract manufacturers for the foreseeable future for the manufacture of any other compounds for later-stage preclinical, clinical and commercial purposes. Third-party manufacturers may not be able to meet our needs as to timing, quantity or quality of materials. If we are unable to contract for a sufficient supply of needed materials on acceptable terms, or if we encounter delays or difficulties in our relationships with manufacturers, our clinical trials may be delayed, thereby preventing or delaying the submission of product candidates for, or the granting of, regulatory approval and the commercialization of our potential products. Any such delays may lower our revenues and delay or prevent our attaining or maintaining profitability.

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

In addition, we and the third-party manufacturers that we use must continually adhere to current good manufacturing practice requirements enforced by the FDA through its facilities quality programs.  Foreign regulatory authorities may also inspect our third-party manufacturers as a condition of obtaining and maintaining the requisite approvals.  In complying with these requirements, we and any of our third-party manufacturers will be obligated to expend time, money and effort in production, record-keeping and quality control to assure that our potential products meet applicable specifications and other requirements.  If we or any of our third-party manufacturers fail to comply with these requirements, we may be subject to regulatory sanctions, manufacturing delays, or the facilities could be shut down.

Any of these factors could prevent, or cause delays in, obtaining regulatory approvals for PPI-2458 or any other potential product, and the manufacturing, marketing or selling of PPI-2458 or any such other product, and could also result in significantly higher operating expenses.  Any of these factors, insofar as they affect the manufacture of Plenaxis®, could also adversely affect our ability to enter into a license or sale transaction with respect to Plenaxis® on favorable terms, or at all.

If, despite our recent reverse stock split, we fail to meet and maintain the Nasdaq National Market’s minimum bid price continued listing standard, our common stock may be delisted from the Nasdaq National Market.

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

On November 1, 2005, we effected a one-for-five reverse split of our common stock principally in order to regain compliance with the minimum bid price rule by December 5, 2005 and maintain the listing of our common stock on the Nasdaq National Market.  However, there can be no assurance that the price of our common stock will remain above $1.00 per share after the reverse stock split, or that we will be able to maintain the listing of our common stock on the Nasdaq National Market, or obtain or maintain the listing of our common stock on the Nasdaq SmallCap Market if we were unable to maintain our listing on the Nasdaq National Market.  Delisting of our common stock from the Nasdaq National Market, even if it were listed and traded on the Nasdaq SmallCap Market, would likely result in reduced liquidity, thereby increasing the volatility of the trading price, of our common stock, a loss of current or future coverage by certain analysts and a diminution of institutional investor interest.  It could also potentially cause a loss of confidence of corporate collaborators, contract manufacturers and our employees, which could adversely affect our business.

Our recent one-for-five reverse stock split could have various negative effects on our common stock and our stockholders.

Our recent one-for-five reverse stock split resulted in an immediate increase in the market price of our common stock.  However, this increase in the market price of our common stock may not be in proportion to the reduction in the number of shares of our common stock outstanding or result in a permanent increase in the market price (which depends on many factors, including our performance, prospects and other factors that may be unrelated to the number of shares outstanding).  If the market price of our common stock declines, the percentage decline as an absolute number and as a percentage of our overall market capitalization may be greater than would occur in the absence of the reverse stock split.  Furthermore, the liquidity of our common stock may be adversely affected by the reduced number of shares that are now outstanding following the reverse stock split.  In addition, the reverse split has likely increased the number of our stockholders who own odd lots (less than 100 shares).  Stockholders who hold odd lots typically will experience an increase in the cost of selling their shares, as well as possible greater difficulty in effecting such sales.

We may have substantial exposure to product liability claims and may not have adequate insurance to cover those claims.

The administration of drugs to humans, whether in clinical trials or commercially, can result in product liability claims whether or not the drugs are actually at fault for causing an injury.  Plenaxis®, PPI-2458 or future product candidates may cause, or may appear to have caused, adverse side effects (including death) or potentially dangerous drug interactions that we may not learn about or understand fully until the drug has been administered to patients for some time.

Product liability claims can be expensive to defend and may result in large judgments or settlements against us, which could have a negative effect on our financial performance. The costs of product liability insurance have increased dramatically in recent years, and the availability of coverage has decreased.  Although we carry insurance that we regard as reasonably adequate to protect us from potential claims, there can be no assurance that we will be able to maintain our current product liability insurance at a reasonable cost, or at all.  Our former collaboration agreements included, and some of the agreements regarding the termination of certain of those collaborations also include, an indemnification for liabilities associated with the development and commercialization of Plenaxis®.  If a third party, including a former collaborator, successfully sues us for any injury, or for indemnification for losses, there is no guarantee that the amount of the claim would not exceed the limit of our insurance coverage.  Even if a product liability claim is not successful, the adverse publicity and time and expense of defending such a claim may interfere with our business.

Many of our competitors have substantially greater resources than we do and may be able to develop and commercialize products or technologies that make our potential products and technologies obsolete or non-competitive.

A biopharmaceutical company such as ours must keep pace with rapid technological change and faces intense competition. We compete with biotechnology and pharmaceutical companies for funding, access to new technology, research, medical and management personnel, and in product research and development. Many of these companies have greater financial resources and more experience than we do in developing drugs or drug discovery technologies, obtaining regulatory approvals, manufacturing, marketing and sales. We also face competition from academic and research institutions and government agencies pursuing alternatives to our products and technologies. Plenaxis® has faced, and we expect PPI-2458 and future product candidates we may develop will face, intense competition from other products. In addition, for any products we may face increasing competition from generic formulations or existing drugs whose active components are no longer covered by patents.  We also expect to face competition from other companies that are developing drug discovery technologies that offer advantages similar to or better than those of our Direct Select™ technology.

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

The success or continued success of our competitors in any of these efforts may adversely affect our ability to further enhance and refine and partner on favorable terms our Direct Select™ technology, to develop, partner on favorable terms and commercialize PPI-2458 or other future product candidates, to license or sell Plenaxis® on favorable terms to allow its commercialization, particularly outside of the United States, and to ultimately attain and maintain profitability.

If we are unable to obtain and enforce valid patents, we could lose any competitive advantage we may have.

Our success will depend in part on our ability to obtain patents and maintain adequate protection of our technologies and potential products. If we do not adequately protect our intellectual property, competitors may be able to use our technologies and erode any competitive advantage we may have. For example, if we are unable to obtain adequate patent protection for our Direct Select™ technology, another party could offer drug discovery capabilities that directly compete with our capabilities or could attempt to block our ability to practice our technology.  Additionally, if we lose our patent protection for

Plenaxis®, another party could produce and market the compound in direct competition with us or a potential licensor or purchaser of Plenaxis®, which would adversely affect our ability to complete a license or sale transaction with respect to Plenaxis® on favorable terms, or at all. Some foreign countries lack rules and methods for defending intellectual property rights and do not protect proprietary rights to the same extent as the United States. Many companies have had difficulty protecting their proprietary rights in foreign countries.

Patent positions are sometimes uncertain and usually involve complex legal and factual questions. We can protect our proprietary rights from unauthorized use by third parties only to the extent that our proprietary technologies are covered by valid and enforceable patents or are effectively maintained as trade secrets. We currently own or have exclusively licensed 30 issued United States patents. We have applied, and will continue to apply, for patents covering both our technologies and products as we deem appropriate. Others may challenge our patent applications or our patent applications may not result in issued patents. Moreover, any issued patents on our own inventions, or those licensed from third parties, may not provide us with adequate protection, or others may challenge the validity of, or seek to narrow or circumvent, these patents.  Third-party patents may impair or block our ability to conduct our business.  Additionally, third parties may independently develop products similar to our products, duplicate our unpatented products, or design around any patented products we develop.

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

If third parties terminate our licenses, our efforts to license or sell Plenaxis® to a third party could be adversely affected.

We license some of our technology from third parties. Termination of our licenses could require us to delay or discontinue our plan to license or sell Plenaxis® to a third party.  If Advanced Research and Technology Institute, Inc., the assignee of Indiana University Foundation, terminated our license with them due to a breach by us of the terms of that license, the likelihood of our licensing or selling Plenaxis® to a third party on favorable terms, or at all, would be materially diminished.  We cannot assure investors that we would be able to license substitute technology in the future. Our inability to do so could impair our ability to conduct our business because we may lack the technology, or the necessary rights to technology, required to develop and commercialize our potential products.

We are a defendant in purported class action securities lawsuits regarding the adequacy of our public disclosure which could have a material adverse affect on our financial condition.

As described in detail in this report under Part II, Item 1. “Legal Proceedings,” in December 2004 and January 2005, the Company, Chairman and (now former) Chief Executive Officer Malcolm Gefter, President and (now former) Chief Operating Officer Kevin F. McLaughlin, Chief Financial Officer and Treasurer Edward C. English, and former President and Chief Operating Officer William K. Heiden, were named as defendants in three purported class action securities lawsuits filed in the United States District Court for the District of Massachusetts.  The complaints generally allege securities fraud during the period from November 25, 2003 through December 6, 2004.  Each of the complaints purports to assert claims under Sections 10(b) and 20(a) of the Securities and Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, and alleges that the Company and the individually named defendants made materially false and misleading public statements concerning the Company’s business and financial results, particularly statements regarding the commercialization of Plenaxis®.  The complaints were consolidated into one action in April 2005.  In August 2005, lead plaintiffs filed a consolidated amended complaint.  In September 2005, we filed a motion to dismiss plaintiffs’ consolidated amended complaint.  In October 2005, lead plaintiffs filed an opposition to our motion to dismiss.

Management believes that the allegations against the Company are without merit, and the Company intends to vigorously defend against the plaintiffs’ claims.  As this litigation is in an early stage, management is unable to predict its outcome or its ultimate effect, if any, on the Company’s financial condition.  However, we expect that the costs and expenses related to this litigation may be significant.  Our current director and officer liability insurance policies (which, subject to the terms and conditions thereof, also provide “entity coverage” for the Company for this litigation) provide that the Company is responsible for the first $2.5 million of such costs and expenses.  Also, a judgment in or settlement of these actions could exceed our insurance coverage. If we are not successful in defending these actions, our business and financial condition could be adversely affected.  In addition, whether or not we are successful, the defense of these actions may divert the attention of our management and other resources that would otherwise be engaged in running our business.

Pharmaceutical companies have been the target of lawsuits and investigations and there is no assurance that if we were to be involved in any such lawsuits or investigation, that our defense would be successful.

Pharmaceutical companies have been the target of lawsuits and investigations including, in particular, claims asserting violations of the Federal False Claim Act, Anti-Kickback Act, the Prescription Drug Marketing Act or other violations in connection with Medicare and/or Medicaid reimbursement, and claims under state laws, including state anti-kickback and fraud laws. Similar actions, investigations and claims may also be brought or arise under comparable foreign laws.  Public companies may also be the subject of certain other types of claims, including those related to environmental matters. There is no assurance that if we were to be involved in any such lawsuits or investigation, that we would be successful in defending ourselves or in asserting our rights.  Government investigations of these sorts of issues are typically expensive, disruptive and burdensome, and generate negative publicity.  If our previous promotional activities with respect to Plenaxis® were found to be in violation of the law, we could possibly face significant fines and penalties.  In addition, we and our senior officers could be civilly or criminally prosecuted, potentially resulting in our exclusion from participation in government healthcare programs such as Medicare and Medicaid.

We use hazardous chemicals and radioactive and biological materials in our business and any claims relating to the handling, storage or disposal of these materials could be time consuming and costly.

Our research and development processes involve the controlled use of hazardous materials, including chemicals and radioactive and biological materials, which may pose health risks. In addition, the health risks associated with accidental exposure to Plenaxis® include temporary impotence or infertility and harmful effects on pregnant women. Our operations also produce hazardous waste products. We cannot completely eliminate the risk of accidental contamination or discharge from hazardous materials and any resultant injury. Federal, state and local laws and regulations govern the use, manufacture, storage, handling and disposal of hazardous materials. Compliance with health and safety and environmental laws and regulations is necessary and expensive. Current or future health and safety and environmental regulations may impair our research, development or production efforts. We may be required to pay fines, penalties or damages in the event of noncompliance or the exposure of individuals to hazardous materials.

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

The market price of our common stock may fluctuate substantially due to a variety of factors, including, but not limited to:

•              our ability to enter into United States or foreign corporate collaborations for our Direct Select™ drug discovery technology and our product candidate, PPI-2458, and the timing and terms of such collaborations;

•              the success rate of our discovery efforts, particularly utilizing our Direct Select™ drug discovery technology, and our clinical trials;

•              our ability to identify and complete, and our announcement of, a license or sale transaction for Plenaxis® that would enable commercialization of the product in Europe and other territories and result in revenues to us;

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

Our quarterly operating results have fluctuated in the past and are likely to do so in the future. These fluctuations could cause our stock price to decline.  Some of the factors that could cause our operating results to fluctuate include:

•              the timing of corporate collaborations relating to our Direct Select™ drug discovery technology and our PPI-2458 program resulting in revenues;

•              the timing of a license or sale transaction relating to Plenaxis® resulting in the commercialization of the product in Europe and other territories and in revenues to us; and

•              the timing and level of expenses related to our other research and clinical development programs.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk.  We have not entered into any instruments for trading purposes.  Some of the securities that we invest in may have market risk. This means that an increase in prevailing interest rates may cause the principal amount of the investment to decrease. To minimize this risk in the future, we maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds and government and non-government debt securities.  An immediate hypothetical 100 basis point increase in interest rates would have resulted in an approximate $0.2 million decrease in the fair value of our investments as of September 30, 2005.  The same hypothetical increase in interest rates as of December 31, 2004 would have resulted in an approximate $0.2 million decrease in the fair value of our investments.  Due to the conservative nature and relatively short duration of our investments, interest rate risk is mitigated. As of September 30, 2005, 100% of our investments will mature or reset in one year or less.

In July 2000, in connection with the purchase of our corporate headquarters and research facility in Waltham, Massachusetts, we entered into an acquisition and construction loan agreement providing for up to $33.0 million in financing at a floating interest rate indexed to 30-day LIBOR.  In July 2003, we exercised the first of two one-year extension options extending the maturity date of the loan until July 30, 2004.  In connection with this extension, we entered into an interest rate cap agreement which limited exposure to interest rate increases above a certain threshold through July 30, 2004.  In June 2004, the acquisition and construction loan agreement was amended to extend the maturity date of the loan and modify certain other terms of the original agreement.  The interest was fixed at 5.95% through April 2009 and at a floating rate for the remainder of the term.  Principal and interest were payable through a fixed monthly payment of approximately $207,000, with the principal portion being calculated using a 25-year amortization schedule.  Because of this amendment to the loan agreement, we do not believe that there was a material interest rate risk exposure with respect to the loan facility through September 30, 2005.

On October 18, 2005, we completed the sale of our facility to Intercontinental Real Estate Investment Fund III, LLC for $51.25 million.  We realized proceeds, net of fees and expenses, of approximately $50.4 million from this sale, and used approximately $31.6 million of the proceeds to retire the outstanding loan under the acquisition and construction loan agreement and terminate the mortgage on the facility.

ITEM 4.   CONTROLS AND PROCEDURES.

(a)          Disclosure Controls and Procedures.

The Company’s management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2005.  Based on such evaluation, our chief executive officer and chief financial officer have concluded that, as of September 30, 2005, the Company’s disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms of the Securities and Exchange Commission, and is accumulated and communicated to the Company’s management, including the Company’s chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b)          Changes in Internal Control Over Financial Reporting.

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On February 7, 2005, a motion was filed to consolidate the Katz, Schwartz and Bassin actions and to appoint lead plaintiffs and lead counsel.  On February 18, 2005, the Company and the individual defendants filed a brief response to that motion, reserving their rights to challenge the adequacy and typicality, among other things, of the proposed lead plaintiffs in connection with class certification proceedings, if any.  On April 13, 2005, the Court entered an Order granting the plaintiffs’ motion to consolidate the three actions (as well as each case that relates to the same subject matter that may be subsequently filed in or transferred to the United States District Court for the District of Massachusetts), appoint lead plaintiffs and approve such plaintiffs’ selection of co-lead counsel.  The consolidated actions are captioned IN RE PRAECIS PHARMACEUTICALS, INC. SECURITIES LITIGATION, Civil Action No. 04-12581-GAO.  On August 1, 2005, lead plaintiffs filed a consolidated amended complaint.  On September 12, 2005, the Company and the individual defendants filed a Motion to Dismiss the consolidated amended complaint.  On October 24, 2005, lead plaintiffs filed an Opposition to the Motion to Dismiss.  At this time, plaintiffs have not specified the amount of damages they are seeking in the actions.

Management believes that the allegations against the Company are without merit, and the Company intends to vigorously defend against the plaintiffs’ claims. As this litigation is in an early stage, management is unable to predict its outcome or its ultimate effect, if any, on the Company’s financial condition.  However, we expect that the costs and expenses related to this litigation may be significant.  Our current director and officer liability insurance policies (which, subject to the terms and conditions thereof, also provide “entity coverage” for the Company for this litigation) provide that the Company is responsible for the first $2.5 million of such costs and expenses.  Also, a judgment in or settlement of these actions could exceed our insurance coverage. If we are not successful in defending these actions, our business and financial condition could be adversely affected.  In addition, whether or not we are successful, the defense of these actions may divert the attention of our management and other resources that would otherwise be engaged in running our business.

ITEM 6.  EXHIBITS.

Exhibit Number	Exhibit

3.1	Amended and Restated Certificate of Incorporation (2)

3.2	Certificate of Amendment (effecting reverse stock split)

3.3	Third Amended and Restated By-Laws (5)

Exhibit Number	Exhibit

4.1	Specimen certificate representing shares of common stock (1)

4.2	Specimen certificate representing shares of common stock (including Rights Agreement Legend) (3)

4.3	Specimen certificate representing shares of common stock (post-reverse stock split)

4.4	Rights Agreement between the Registrant and American Stock Transfer & Trust Company, as Rights Agent (4)

4.5	Form of Certificate of Designations of Series A Junior Participating Preferred Stock (attached as Exhibit A to the Rights Agreement filed as Exhibit 4.4 hereto) (4)

4.6	Form of Rights Certificate (attached as Exhibit B to the Rights Agreement filed as Exhibit 4.4 hereto) (4)

10.1	Real Estate Purchase Agreement dated as of October 11, 2005 between 830 Winter Street LLC and Intercontinental Real Estate Investment Fund III, LLC

10.2	Lease by and between Intercontinental Fund III 830 Winter Street LLC and the Registrant dated October 18, 2005

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

PRAECIS PHARMACEUTICALS INCORPORATED

Date: November 4, 2005	By	/s/ Edward C. English
Edward C. English
Chief Financial Officer, Vice President,
Treasurer and Assistant Secretary
(Duly Authorized Officer and Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit

3.1	Amended and Restated Certificate of Incorporation (2)

3.2	Certificate of Amendment (effecting reverse stock split)

3.3	Third Amended and Restated By-Laws (5)

4.1	Specimen certificate representing shares of common stock (1)

4.2	Specimen certificate representing shares of common stock (including Rights Agreement Legend) (3)

4.3	Specimen certificate representing shares of common stock (post-reverse stock split)

4.4	Rights Agreement between the Registrant and American Stock Transfer & Trust Company, as Rights Agent (4)

4.5	Form of Certificate of Designations of Series A Junior Participating Preferred Stock (attached as Exhibit A to the Rights Agreement filed as Exhibit 4.4 hereto) (4)

4.6	Form of Rights Certificate (attached as Exhibit B to the Rights Agreement filed as Exhibit 4.4 hereto) (4)

10.1	Real Estate Purchase Agreement dated as of October 11, 2005 between 830 Winter Street LLC and Intercontinental Real Estate Investment Fund III, LLC

10.2	Lease by and between Intercontinental Fund III 830 Winter Street LLC and the Registrant dated October 18, 2005

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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