Form 10-K
period 2005-12-31
PRAECIS PHARMACEUTICALS INC
filed 2006-03-17
CIK 1033025

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission file number 000-30289

PRAECIS PHARMACEUTICALS INCORPORATED

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	04-3200305 (I.R.S. Employer Identification No.)
830 Winter Street Waltham, Massachusetts (Address of principal executive offices)	02451-1420 (Zip code)

(781) 795-4100

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

      None

(Title of Class)

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $.01 per share

(Title of Class)

Preferred Stock Purchase Rights

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐                    Accelerated filer ☐                   Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

The aggregate market value of voting and non-voting stock held by non-affiliates of the registrant, based upon the last sale price of the common stock, par value $.01 per share, reported on The Nasdaq National Market on June 30, 2005, was $25,570,563.

The number of shares of common stock, par value $.01 per share, outstanding as of February 28, 2006 was 10,503,555.

All share and per share amounts, including all common stock equivalents (stock options and the exercise prices thereof), reported in this Annual Report on Form 10-K have been have adjusted for all periods presented to reflect a 1-for-5 reverse split of the registrant’s common stock effected on November 1, 2005.

Documents Incorporated By Reference

Specified portions of the definitive Proxy Statement with respect to the registrant’s 2006 Annual Meeting of Stockholders to be filed by the registrant with the Securities and Exchange Commission are incorporated by reference into Part III of this Annual Report on Form 10-K.

Factors That May Affect Future Results

The Company’s prospects are subject to certain uncertainties and risks. This Annual Report on Form 10-K also contains certain forward-looking statements within the meaning of the federal securities laws. The Company’s future results may differ materially from its current results and actual events and results could differ materially from those described in the forward-looking statements as a result of various risks and uncertainties, including the risk factors described in this report. READERS SHOULD PAY PARTICULAR ATTENTION TO THE CONSIDERATIONS DESCRIBED IN THE SECTION OF THIS REPORT ENTITLED “RISK FACTORS.” Readers should also carefully review the risk factors described in the other documents the Company files from time to time with the Securities and Exchange Commission.

PRAECIS PHARMACEUTICALS INCORPORATED
ANNUAL REPORT ON FORM 10-K
TABLE OF CONTENTS

PART I

ITEM 1.                BUSINESS.

Overview

We are a biopharmaceutical company focused on the discovery and development of novel compounds with the potential to address unmet medical needs or improve existing therapies. During 2005, we fundamentally altered our strategic operating plan to focus our efforts on early stage research and development activities. We are focusing our resources on an innovative drug discovery technology, DirectSelect, which enables the generation and practical use of ultra-large libraries for the discovery of orally active compounds for drug development. We believe that this technology will be an important tool for the future of drug discovery and development, and we intend to leverage its potential both through partnerships and the identification of new compounds for internal development. In addition, we have a novel methionine aminopeptidase type 2, or MetAP-2, inhibitor, PPI-2458, in clinical development for cancer indications, including non-Hodgkin’s lymphoma and solid tumors. Preclinical data also supports the use of this compound in inflammatory and autoimmune disorders, including rheumatoid arthritis. We have received approval to market Plenaxis, our drug for advanced prostate cancer, in the United States and Germany. As part of our strategy to focus our resources and attention on advancing our DirectSelect and PPI-2458 programs, we are actively pursuing, with the assistance of an investment banking firm, the disposition of our Plenaxis assets through a license or sale transaction, and such a possible transaction is currently being evaluated by several interested parties.

Significant 2005 Events

Strategic Restructuring.   On May 19, 2005, our board of directors approved a strategic restructuring to focus the Company’s resources on our most promising assets and programs and significantly reduce our cost structure. The strategic restructuring was intended to reduce our annual cash utilization and allow us to focus our resources on the continued advancement of our DirectSelect drug discovery technology and on our PPI-2458 clinical development program.

The strategic restructuring included voluntarily discontinuing promotional activities related to Plenaxis and the sale of Plenaxis for new patients in the United States; voluntarily suspending the ongoing clinical development of Apan, our drug candidate for Alzheimer’s disease; and implementing a reduction of our 182-person headcount by approximately 60% to approximately 75 full-time employees. Plenaxis continues to be available to those patients in the United States who had already received the drug at the time we announced our strategic restructuring. We plan to explore potential partnering opportunities for Apan to enable its further development.

In connection with the strategic restructuring, we recorded approximately $28.7 million of restructuring and asset impairment expenses. We also recorded a non-cash impairment charge of approximately $3.5 million related to inventory due to the discontinuation of promotional activities relating to Plenaxis in the United States. This inventory impairment charge is classified in cost of goods sold in our consolidated statements of operations. Included in restructuring and asset impairment expenses are cash charges of approximately $2.6 million for employee severance, benefits and related costs, approximately $0.2 million associated with the termination of various contracts and approximately $0.2 million of other associated costs.

German Regulatory Approval

In September 2005, we received marketing authorization for Plenaxis from the German regulatory authorities. Shortly after our receipt of the German approval, we received notice from Schering AG, of Berlin, Germany, that it was exercising its right to terminate its license, supply and distribution agreement with us due to our not having received marketing authorization for Plenaxis in Germany with a requisite label by June 30, 2005. Under the Schering AG agreement, we received a $2.0 million signing payment during the second quarter of 2004, which we were recognizing as revenue ratably over a period through

2016 based on the remaining patent life of Plenaxis in Europe. Due to the termination of the Schering AG agreement in September 2005, we recognized approximately $1.9 million in revenues for the year ended December 31, 2005, representing the remaining deferred revenue from the $2.0 million signing payment. In October 2005, in connection with the termination of the Schering AG agreement, the parties entered into a settlement agreement under which Schering AG paid us $4.0 million, representing full and complete satisfaction of its obligations under the agreement arising prior to its termination. We recognized this $4.0 million payment as revenues in 2005. Due to our discontinuation of promotional activities related to Plenaxis in the United States and the termination of the Schering AG agreement, we are currently seeking to dispose of our Plenaxis assets through a license or sale transaction.

Facility Sale.   In October 2005, we sold our corporate headquarters and research facility for $51.25 million. We realized proceeds, net of fees and expenses, of approximately $50.4 million from this sale, and used approximately $31.6 million of the proceeds to retire the outstanding debt obligation related to the facility. The remaining net proceeds of approximately $18.8 million will be used to further our research and development efforts. In connection with the sale of the facility, we executed a lease for approximately 65,000 square feet of office and laboratory space in the facility. The lease has an initial term of five years. We have options to extend the lease for up to three additional five-year terms at then current market rates.

Reverse Stock Split.   On November 1, 2005, we implemented a one-for-five reverse split of our common stock. As a result, the number of shares of our issued and outstanding common stock was reduced from approximately 52.5 million shares to approximately 10.5 million shares. All per share amounts and outstanding shares, including all common stock equivalents (stock options and the exercise prices thereof), have been retroactively restated for all periods presented in this report to reflect the reverse stock split.

Additional Information

We were incorporated in Delaware in July 1993 under the name Pharmaceutical Peptides, Inc. In June 1997, we changed our name to PRAECIS PHARMACEUTICALS INCORPORATED.  Our corporate headquarters and research facility is located in Waltham, Massachusetts. We conduct our business in one business segment. For the year ended December 31, 2005, a majority of our revenue was generated through payments made by Schering AG, of Berlin, Germany, under or in connection with the Schering AG agreement, with the remainder of our revenue being generated in the United States through sales of Plenaxis. For the year ended December 31, 2004, substantially all of our revenue was generated in the United States. We did not have any revenue for the year ended December 31, 2003. Long-lived assets consist primarily of property and equipment and are located solely in the United States for all periods presented.

Plenaxis® and PRAECIS® are registered trademarks of our company. Apan™, DirectSelect™, Rel-Ease™ and the PLUS™ Program are trademarks or trade names of our Company.

Our Strategy

Our business objective is to utilize our DirectSelect and other proprietary technologies to discover, in a rapid and efficient manner, novel, orally-available compounds with the potential to address unmet medical needs or improve existing therapies. We intend to collaborate with pharmaceutical and biotechnology companies on the discovery and development of these compounds across a broad range of therapeutic areas. We also intend to select promising compounds to retain for internal development and will partner these compounds at various stages of development to optimize their value to the Company. We currently do not intend to independently market the products that may ultimately result from our discovery and development efforts. The key elements of our strategy include:

•       Continuing to develop and enhance our DirectSelect technology, entering into pharmaceutical partnerships for drug discovery and development utilizing this technology that will provide revenues to us, and expanding our own proprietary development pipeline; and

•       Advancing PPI-2458 through a phase 1 trial in cancer patients and continuing preclinical evaluation of this compound in inflammatory and autoimmune disorders, including rheumatoid arthritis, with a goal of partnering this program in one or more indications as clinical development advances.

Additionally, as part of our strategy to focus our resources and attention on advancing our DirectSelect and PPI-2458 programs, we are actively pursuing, with the assistance of an investment banking firm, the disposition of our Plenaxis assets through a license or sale transaction.

Drug Discovery and Development Programs

We utilize a number of drug discovery methodologies to identify novel candidates for drug development, including DirectSelect and traditional medicinal chemistry lead optimization. We are currently conducting preclinical evaluations of various compounds discovered using these methodologies. Our most advanced internal product candidate, PPI-2458, is derived from traditional medicinal chemistry lead optimization and is currently in clinical testing.

We are focusing our drug discovery and development efforts on the programs outlined below.

DirectSelect Drug Discovery Technology

We are focusing our research efforts on developing and enhancing a novel drug discovery technology which we call DirectSelect. We have made significant progress on the development of DirectSelect, including solving many of the technical challenges associated with creating and screening ultra-large advanced combinatorial chemistry libraries. The enhanced capabilities of these libraries stem from their sheer size, up to 10,000 times the size of compound libraries typically used in the pharmaceutical industry. We believe that our DirectSelect technology, through the creation of these vast libraries of drug-like molecules, will allow us to more rapidly and directly identify orally available compounds with high affinity and specificity than has routinely been possible using traditional drug discovery methods. Traditional drug discovery methods often utilized by large pharmaceutical companies typically start with up to one million molecules to find a promising molecule. Subsequent optimization of that molecule to develop a lead compound may take four to five years. Our vision for DirectSelect is to create libraries with such high diversity—tens’ of billions of compounds—that the normal time frame for drug discovery can be dramatically shortened by rapidly identifying lead molecules without a significant investment in medicinal chemistry optimization. In addition, we believe libraries of this scale will yield multiple series of lead molecules, thereby providing the opportunity to select the least toxic molecules for advancement into the clinic.

During 2005, we expanded our DirectSelect library collection to greater than five billion compounds. The design of the libraries has been focused on creating novel, drug-like structures in accordance with various rules and guidelines used in the industry, such as the Lipinski “Rule of Five” and Veber’s rules for drug-like properties. The design of the libraries also emphasizes occupying unpatented chemical space so that the compounds that result from the screening of the library have apparent freedom-to-operate. This issue is increasingly challenging in the industry, but one which we believe can be addressed in advance with the initial design of our libraries. In addition, we have developed a range of new chemical reactions that will allow for continued synthesis of diversified libraries.

One of the challenges that we faced during 2005 was demonstrating our ability to routinely screen libraries of millions or billions of compounds and identify novel compounds. During the fourth quarter of 2005, as a proof-of-concept, three targets—three kinase and one protease—were screened to identify hit molecules. In each case, novel advanced “hit” molecules were identified. A “hit” is a molecule that was re-synthesized without accompanying tags used in the library version of the molecule, confirmed structurally, and shown to inhibit the biochemical activity of the target. An “advanced hit” is an identified group or family of related structures that share a relationship between structure and activity. The process of performing the screen, analyzing the output data, re-synthesizing the compounds and testing them in enzyme inhibition and cell assays took approximately one month per target. Several of the advanced hits are currently being optimized to identify “lead” molecules through the creation and screening of focused libraries using DirectSelect. “Lead” molecules are compounds that have improved potency at inhibiting the target of interest with defined selectivity for the target. Given our internal validation of DirectSelect’s utility in identifying hit molecules, we have initiated activities to screen for new compounds against therapeutic targets of interest. The continued development and enhancement of DirectSelect is a key component of our strategic operating plan, and we believe that this technology may be an important tool for the future of drug discovery and development. We have filed United States and foreign patent applications covering the DirectSelect process and libraries generated under this process.

In addition to our internal efforts to develop and enhance DirectSelect, our strategic operating plan includes entering into drug discovery and development partnerships utilizing DirectSelect, and we are continuing to initiate and advance research collaboration discussions with major pharmaceutical companies with respect to this technology. We also intend to use this technology to expand our own proprietary development pipeline.

PPI-2458

We are also focusing our research and development efforts on PPI-2458, a novel, proprietary oral compound targeted at the inhibition of the enzyme methionine aminopeptidase type 2, or MetAP-2. PPI-2458 is based on the fumagillin class of compounds. This class of compounds has been shown to prevent the formation of new blood vessels (known as angiogenesis) as well as abnormal cell growth; both events are known contributors to the growth of aberrant tissues in diseases such as cancer and rheumatoid arthritis. Clinical development with previous fumagillin derivatives has been limited by their pharmacokinetic and toxicity profiles. In preclinical studies to date, PPI-2458 has demonstrated the potent activity of this class of compounds, while displaying an improved pharmacokinetic and toxicity profile. The improved pharmacokinetic profile enables oral administration of PPI-2458, which we believe represents an additional improvement over its predecessors. We believe that, due to its antiproliferative and antiangiogenic activity, PPI-2458 has the potential to address broad therapeutic areas, and we are currently in the process of establishing a plan for additional clinical studies for this compound. In light of the anticipated development costs associated with the PPI-2458 clinical program, we anticipate seeking a partner for this program as clinical development advances.

Cancer Indications.   In preclinical studies conducted independently by us and the National Cancer Institute, or NCI, in both cellular and animal models, PPI-2458 demonstrated significant anti-tumor activity against several varied cancer cell lines. The NCI has presented its data on the anti-angiogenic activity of PPI-2458 and its preclinical efficacy in a variety of xenograft animal models of human cancer, which indicates that the activity of PPI-2458 compares favorably to that of TNP-470, another compound of this class that was previously studied by TAP Pharmaceutical Products Inc. To evaluate the activity of PPI-2458 on a molecular level, we have developed a proprietary pharmacodynamic assay to assess the level of inhibition achieved by PPI-2458 of its target enzyme, MetAP-2. Preclinical research has demonstrated that inhibition of MetAP-2 by PPI-2458 directly correlates with biological anti-cancer activity in cell lines and tumors grown in animal models. During 2005, we presented preclinical data demonstrating that due to its potent inhibition of MetAP-2, PPI-2458 has potential for use as a new therapy for non-Hodgkin’s lymphoma, or NHL. MetAP-2 is highly expressed in human germinal center B cells and some of the neoplastic counterparts of these cells, which are NHL subtypes, such as diffuse large B cell lymphoma and follicular lymphoma. PPI-2458 has been shown to reduce the formation of germinal centers in lymphoid tissues in animal models, to have direct anti-proliferative activity on several NHL cell lines in vivo and to inhibit the growth of NHL tumor xenografts in a preclinical animal model. Other studies have demonstrated that PPI-2458 significantly inhibited the growth of certain tumors in a dose-dependent manner, and that the degree of growth inhibition was correlated to the level of MetAP-2 inhibition achieved by PPI-2458. Additionally, in preclinical animal models, the activity of PPI-2458 is synergistic with several chemotherapeutic agents that are routinely used in combination in NHL patients. There is also published evidence that MetAP-2 is highly expressed in some other human cancer cell lines and, accordingly, we believe that PPI-2458 may have much broader therapeutic application in oncology and that these results provide the scientific rationale for clinical investigation of PPI-2458 in cancer patients.

During the fourth quarter of 2003, we initiated our first clinical trial for PPI-2458 evaluating an oral formulation in non-Hodgkin’s lymphoma patients who were no longer responding to other therapies. In March 2004, the FDA placed this trial on clinical hold due to a non-clinical safety concern. In June 2004, we received clearance from the FDA to resume clinical trials, and in late 2004, we opened a phase 1 clinical trial of PPI-2458 in non-Hodgkin’s lymphoma patients. During the first quarter of 2005, we expanded the enrollment criteria of this trial to include patients with solid tumors. This trial is designed to assess the safety and tolerability of orally administered PPI-2458 and to identify the maximum tolerated dose. As a secondary endpoint, the study will assess the pharmacokinetics and the pharmacodynamic activity of PPI-2458. While the clinical trial is still in its early stages, thus far oral dosing of PPI-2458 has been well tolerated and has produced substantial inhibition of molecular targeted MetAP-2 activity in most subjects evaluated.

Inflammatory and Autoimmune Indications.   We continue to evaluate the therapeutic potential of PPI-2458 in inflammatory and autoimmune disorders, including rheumatoid arthritis. A hallmark of rheumatoid arthritis is the progressive destruction of articular joints and joint surfaces, characterized by the rapid, uncontrolled growth of the cells that line the joints, called synoviocytes. The synoviocytes, in turn, secrete a variety of chemicals that contribute to inflammation, tissue degradation and harmful new blood vessel formation. Previously published data from our preclinical studies demonstrate that PPI-2458 inhibits the growth of both human endothelial cells and human fibroblast-like synoviocytes derived from rheumatoid arthritis patients. Both cell types are thought to be important in the progression of joint destruction in rheumatoid arthritis patients. In addition, growth inhibition of these PPI-2458-sensitive cell types in rheumatoid arthritis has been shown in preclinical studies to be linked to MetAP-2 enzyme inhibition in a dose-dependent fashion. In a rodent model of rheumatoid arthritis, PPI-2458 in well-tolerated doses also significantly lessened joint swelling when administered therapeutically after the onset of chronic disease. Based on preclinical data we have generated, we believe that PPI-2458 could be a potential treatment with disease-modifying activity for rheumatoid arthritis and other inflammatory and autoimmune disorders.

Other Programs

Plenaxis

As part of our strategy to focus our resources and attention on advancing our DirectSelect and PPI-2458 programs, we are actively pursuing, with the assistance of an investment banking firm, the disposition of our Plenaxis assets through a license or sale transaction, and such a possible transaction is currently being evaluated by several interested parties. However, we cannot assure investors that we will be able to conclude such a transaction in a timely manner and on acceptable terms, or at all. If we are unable to do so, we do not intend to pursue further the commercialization of Plenaxis outside the United States and will seek to discontinue all distribution of Plenaxis in the United States.

Clinical Studies.   We have conducted extensive clinical studies of Plenaxis (abarelix for injectable suspension), a gonadotropin releasing hormone (GnRH) antagonist, in patients with hormonally responsive advanced prostate cancer. We have also previously conducted clinical studies of this compound for the treatment of endometriosis and androgen independent prostate cancer. We are currently in the process of winding down our phase 4 Plenaxis experience study and are no longer enrolling patients in this study. We do not intend to conduct any further clinical studies of Plenaxis in any indication.

Regulatory Approvals.   In November 2003, we received FDA approval to market Plenaxis in the United States. In the United States, Plenaxis is indicated for the palliative treatment of men with advanced symptomatic prostate cancer, in whom LHRH agonist therapy is not appropriate and who refuse surgical castration, and have one or more of the following:  (1) risk of neurological compromise due to metastases, (2) ureteral or bladder outlet obstruction due to local encroachment or metastatic disease, or (3) severe bone pain from skeletal metastases persisting on narcotic analgesia. For safety reasons, Plenaxis is approved with marketing restrictions under 21 CFR 314, Subpart H, and is available only to physicians who enroll in the PLUS (PLenaxis User Safety) Program.  Full prescribing information for Plenaxis is available at www.plenaxis.com.

In January 2004, we began commercial distribution of Plenaxis. As noted above, as part of our strategic restructuring announced in May 2005, we voluntarily discontinued promotional activities related to Plenaxis and the sale of Plenaxis for new patients in the United States. The decision to discontinue promotion of Plenaxis in the United States was prompted solely by commercial considerations, and was not prompted in any way by safety, efficacy or other regulatory issues. The product has exhibited the same safety profile in commercial use as was demonstrated in the clinical studies leading to its approval, and the risk/benefit profile of the drug has not changed. Plenaxis continues to be available to those patients in the United States who had already received the drug at the time we announced our strategic restructuring.

In June 2003, we submitted a marketing authorization application in Germany. In late September 2005, we received marketing authorization for Plenaxis from the German regulatory authorities. In Germany, Plenaxis is indicated to initiate hormonal castration in patients with advanced or metastatic, hormone-dependent prostate cancer, if androgen suppression is appropriate. Shortly after our receipt of the German approval, we received notice from Schering AG, of Berlin, Germany, that it was exercising its right to terminate its license, supply and distribution agreement with us due to our not having received marketing authorization for Plenaxis in Germany with a requisite label by June 30, 2005. Due to our discontinuation of promotional activities related to Plenaxis in the United States and the termination of the Schering AG agreement, we are actively seeking to license or sell Plenaxis.

Manufacturing Agreements.   We have long-term agreements for each stage of the Plenaxis manufacturing process. We have a development and supply agreement with Lonza Ltd., which acquired UCB-Bioproducts, the manufacturing division of UCB S.A., and assumed all of UCB’s rights and obligations under its agreement with us, in February 2006. Under this agreement, Lonza supplies us with commercial volumes of the active pharmaceutical ingredient, or API, for Plenaxis. In January 2006, we amended our existing agreement with UCB. Under the amendment, UCB agreed to suspend certain in-process manufacturing and process development work in return for a payment covering the estimated value of the work carried out to date. The full value of these manufacturing and process development activities under the agreement was approximately $2.2 million. Pursuant to the amendment, in consideration for the suspension of these activities, UCB agreed to a partial payment of approximately $1.6 million. This payment was made upon signing of the amendment in January 2006. In addition, under the UCB agreement, we have committed to purchase certain quantities of raw materials in UCB’s inventory for an aggregate purchase price of approximately $3.4 million. We are required to purchase a specified quantity of these materials each year beginning in 2006 and ending in 2009. Our minimum purchase commitment related to these raw materials for 2006 is $0.6 million. Including both the $1.6 million partial payment and our minimum purchase commitment, as of December 31, 2005, our total commitments under this development and supply agreement were $5.0 million, of which $1.6 million was paid in January 2006 as noted above. We made payments under this agreement of approximately $1.8 million during 2005.

We also have a supply agreement with Cambrex Charles City, Inc., formerly Salsbury Chemicals, Inc. Under this supply agreement, Cambrex has agreed to manufacture commercial depot formulations of Plenaxis. We retain all rights in manufacturing technology developed in connection with this agreement. Under the Cambrex agreement, we are obligated to a minimum annual purchase commitment of $900,000 per year through the term (July 2010). As a result of the timing of receipt of invoices, we made payments related to minimum purchase commitments and other services provided under the Cambrex agreement of approximately $0.7 million during 2005.

In addition, we have a commercial supply agreement with Baxter Pharmaceutical Solutions LLC to supply Plenaxis in finished vials. Our minimum annual purchase commitment for the remainder of the term of the Baxter agreement (through June 2007) is $650,000. As a result of the timing of invoices and credits, we made payments related to minimum purchase commitments and other services provided under the Baxter agreement of approximately $0.3 million during 2005.

Marketing and Sales.   In connection with the approval and commercial launch of Plenaxis, we established an internal infrastructure to support the marketing and sale of the product in the United States. We also established a nationwide sales force, as well as a staff of medical science liaisons. In May 2005, in connection with the strategic restructuring, we voluntarily discontinued promotional activities related to Plenaxis and the sale of Plenaxis for new patients in the United States, and accordingly, we terminated all of our sales and marketing personnel.

Distribution/Customers.   Although we voluntarily discontinued promotional activities related to Plenaxis and the sale of Plenaxis for new patients in the United States in May 2005, the product continues to be available to those patients in the United States who had already received the drug at the time we announced our strategic restructuring. We sell Plenaxis directly to a limited number of authorized specialty pharmaceutical distributors and pharmacies. Our policy for sales returns has historically allowed authorized distributors to return the product three months prior to, and six months after, product expiration. In connection with our strategic restructuring announced in May 2005, we modified our policy for sales returns to eliminate these restrictions in order to accommodate subsequent product returns. We currently provide substantially all of our distributors with payment terms of up to 120 days on purchases of Plenaxis. Through December 31, 2005, payments have generally been made in a timely manner.

Apan

In connection with our strategic restructuring announced in May 2005, we voluntarily suspended our clinical development program for Apan, our proprietary investigational compound for Alzheimer’s disease. We began this program in 2000 and, prior to its suspension, completed both a phase 1a single dose escalation study, identifying a maximum tolerated dose in healthy volunteers, and a phase 1b single dose escalation study, identifying the maximum tolerated dose in Alzheimer’s patients. Enrollment in a phase 1/2a multiple dose study was suspended prior to completion. The suspension of clinical development for Apan was not due to any unexpected or undesirable event or clinical result, but rather to redirect our resources. We plan to explore potential partnering opportunities for this compound to enable its further development.

Other Technology Assets

Rel-Ease Drug Delivery Technology

We have developed Rel-Ease, our proprietary sustained release drug delivery technology, to allow for the delivery of drugs in an injectable long-acting depot and potentially in oral formulations. For example, using Rel-Ease technology, we are able to formulate Plenaxis in such a way that a physician needs to administer it to prostate cancer patients only once every four weeks (following the first month, in which an additional dose is given on day 15). In addition to the obvious benefit of reducing the frequency of dosing for injectable drugs, less frequent injections of a drug in a sustained release formulation may also be more advantageous and desirable than oral administration, leading to improved patient compliance, added convenience and/or simplified reimbursement.

Rel-Ease differs from many other sustained release formulations in that it allows high drug loads with minimal initial “burst” and uses aqueous processes which are compatible with biomolecules. Moreover, Rel-Ease uses readily available pharmaceutical grade polymers, has a robust manufacturing process that readily scales to commercial quantities and has demonstrated its acceptability to both United States and German regulatory authorities with the Plenaxis marketing approvals. We have formulated a variety of other molecules with Rel-Ease technology, including other peptides, proteins and low molecular weight pharmaceuticals, and believe that Rel-Ease may be useful for formulating drugs in clinical development, as well as creating improved injectable depot or oral sustained release formulations of approved drugs. We hold patents that cover the general application of this technology for a broad range of peptides, peptidomimetics and proteins. We have also filed patent applications covering the general application of this technology for a broad range of non-peptidic molecules, such as low molecular weight drugs. We currently intend to retain the rights to Rel-Ease for the potential use with compounds other than Plenaxis and may seek partnering opportunities for our Rel-Ease technology during 2006.

Research and Development Spending

Successful research and development in the biopharmaceutical industry is highly uncertain, and very few research and development programs yield a commercial product. Product candidates and drug discovery technologies that appear promising in various phases of research and development may ultimately not be commercially successful for a number of reasons. We evaluate on a regular basis the progress of our research and development programs to determine if our resources and personnel are allocated appropriately and our programs are progressing on a reasonable timeline and demonstrating favorable results.

We have spent substantial funds over the past three years to develop Plenaxis, PPI-2458 and Apan, and to develop and enhance our drug discovery technologies. We spent approximately $41.8 million in 2003, $31.5 million in 2004 and $24.5 million in 2005 on research and development activities. We expect to continue to invest significantly in research and development activities in the future, in particular to support the ongoing enhancement of our DirectSelect technology and the continuation of our PPI-2458 clinical development program.

License Agreements

Indiana University Foundation

In October 1996, we entered into a license agreement with Indiana University Foundation. The license agreement was amended in June 1998, and Indiana University Foundation assigned it to Indiana University’s Advanced Research and Technology Institute, Inc. Under the agreement, we have an exclusive worldwide license under patent applications, future patents and technology of Indiana University Foundation relating to GnRH antagonist compounds, including abarelix, which is the active ingredient of Plenaxis, and methods of use for abarelix. The agreement includes an obligation to pay royalties on net sales of products covered by the license, including Plenaxis, and provides for performance-based payments of up to an additional $1.5 million in connection with regulatory approvals in additional therapeutic indications. We have announced our intention to license or sell Plenaxis and will not seek regulatory approval for Plenaxis in another indication or for any other product covered under this license agreement.

During the year ended December 31, 2005, we had paid non-refundable fees, performance-based payments and royalties of approximately $48,000 under this agreement. These amounts were recorded as expenses during the periods amounts were paid. The license agreement remains in effect until the last licensed patent expires, currently 2015. Expiration of the license will not preclude us from continuing to develop and market the licensed products and use the licensed technology, provided we obtain the consent of Advanced Research and Technology Institute to extend the license term past the expiration date. Advanced Research and Technology Institute may not unreasonably withhold its consent to our request for such an extension. We can terminate the agreement at any time upon 90 days notice. Advanced Research and Technology Institute may terminate upon 90 days notice if we materially breach the agreement or fail to make required payments.

Schering AG

In April 2004, we entered into a license, supply and distribution agreement with Schering AG, of Berlin, Germany, under which we granted exclusive rights to Schering AG to commercialize Plenaxis in the field of prostate cancer in Europe, Russia, the Middle East, South Africa, Australia and New Zealand. Shortly after our receipt of marketing approval for Plenaxis in Germany in September 2005, we received notice from Schering AG that it was exercising its right to terminate its agreement with us due to our not having received marketing authorization for Plenaxis in Germany with a requisite label by June 30, 2005. Under the agreement, as a result of the termination, all of Schering AG’s rights and licenses with respect to Plenaxis have ceased.

Under the agreement, we received a $2.0 million signing payment from Schering AG during the second quarter of 2004, which we were recognizing into revenues ratably over a period through 2016 based on the remaining patent life of Plenaxis in Europe. Due to the termination of the Schering AG agreement in September 2005, we recognized approximately $1.9 million in revenues for the year ended December 31, 2005, representing the remaining deferred revenue from the $2.0 million signing payment. In October 2005, in connection with the termination of the Schering AG agreement, the parties entered into a settlement agreement under which Schering AG paid us $4.0 million, representing full and complete satisfaction of its obligations under the agreement arising prior to its termination. We recognized this $4.0 million payment as revenues in 2005. The settlement agreement also included mutual releases of any and all claims under or relating to the Schering AG agreement.

Manufacturing

We generally manufacture in-house the drug supply required to support our early preclinical studies. External contractors provide all of our later-stage preclinical, clinical and commercial supplies. We have long-term contracts for each stage of the commercial manufacturing process for Plenaxis which are described above in the section captioned “Plenaxis—Manufacturing Agreements.”

Patents and Proprietary Rights

Proprietary protection for our products, technologies and processes is essential to our business. We seek proprietary protection predominantly in the form of patents on our products and the processes we use to discover them. With respect to a particular product, we generally seek patent protection on the compound itself, its commercial formulation, its range of applications and its production. Where possible, we also seek patent coverage that could prevent the marketing of, or restrict the commercial threat of, competitive products.

We currently hold 27 United States patents and exclusive licenses to 3 United States patents. These patents have expiration dates ranging from 2015 through 2022. We also hold or have exclusive licenses to 98 granted foreign patents. In addition, we have filed or hold exclusive licenses to 140 United States utility and provisional patent applications, as well as 301 related foreign patent applications, including both Patent Cooperation Treaty filings and national filings.

In particular, we have various pending United States and foreign patent applications directed to the DirectSelect drug discovery technology, including claims directed to the libraries of compounds containing an encoding oligonucleotide tag and methods for generating and screening libraries of these compounds. We also have issued United States and foreign patents and pending United States and foreign patent applications covering a broad family of MetAP-2 inhibitors, including PPI-2458, pharmaceutical compositions containing these compounds, uses of these compounds in treating disease (e.g., angiogenic diseases, including cancer and autoimmune diseases, and parasitic infections), and methods for assessing the ability of a MetAP-2 inhibitor to inhibit the enzyme in vivo. The issued patents covering PPI-2458 and its uses expire in 2020 and 2022.

We also have issued United States and foreign patents and pending United States and foreign patent applications covering Apan, pharmaceutical compositions containing Apan and methods of using Apan, e.g., methods for inhibiting aggregation of natural ß-amyloid peptides and methods for treating a disease associated with ß-amyloidosis (e.g., Alzheimer’s disease) in a subject. The issued patents covering Apan and its uses expire in 2020.

In addition, we have or hold exclusive licenses to United States patents that cover both the active ingredient of Plenaxis, known as abarelix, as well as methods of use for abarelix for treating a variety of conditions, including prostate cancer, and the sustained release formulation enabling its once-per-month administration. These patents expire in 2015 and 2016. We also have patents covering the use of abarelix and certain specific uses of any other GnRH antagonist in various therapeutic settings, including in combination with surgery or radiation therapy.

We also have issued United States and foreign patents and pending United States and foreign patent applications covering our proprietary Rel-Ease drug delivery technology. The issued patents covering the Rel-Ease technology and its uses expire in 2016.

We intend to file additional United States and foreign patent applications, where appropriate, relating to new product discoveries, technologies or improvements.

We also rely on trade secrets, know-how and continuing technological advances to protect various aspects of our core technology. We require our employees, consultants and scientific collaborators to execute confidentiality and invention assignment agreements with us to maintain the confidentiality, and our ownership, of our trade secrets and proprietary information. These agreements generally provide that the employee, consultant or scientific collaborator will not disclose our confidential information to third parties, compete with us nor solicit our employees during the course of their employment, consultancy or collaboration with us. These agreements also provide that inventions conceived by the employee, consultant or scientific collaborator in the course of working for us will be our exclusive property. Additionally, our employees agree, for one year following termination of their employment with us, not to solicit our other employees.

Competition

A biopharmaceutical company such as ours faces intense competition. We face competition from companies that are pursuing the same or similar technologies for drug discovery. We also face significant competition from organizations that are pursuing drugs that would compete with the product candidates we are now developing or may pursue in the future. These organizations include many large and well-financed and experienced pharmaceutical and biotechnology companies, as well as academic institutions and government-based agencies. These entities may have greater financial resources and more experience than we do in discovering and developing drugs, obtaining regulatory approvals, manufacturing and marketing. In addition, academic, government and industry-based research is intense, resulting in considerable competition in obtaining qualified research personnel, submitting patent filings for protection of intellectual property rights and establishing strategic corporate alliances.

Our investigational compound, PPI-2458, and any other potential products in research or development, will face competition from other products. Many companies are developing or marketing products for the treatment of cancer, inflammation and autoimmune disorders. We are currently enrolling patients with non-Hodgkin’s lymphoma and solid tumors in our phase 1 trial for PPI-2458. We are competing with many other companies that are conducting clinical trials in these indications. We may not be able to accrue patients to our trial at the same pace as our competitors. Even if we are able to successfully complete our clinical trials of PPI-2458 and gain regulatory approval to market the product, we will face competition from a broad range of therapeutics available for the treatment of cancer.

We also expect to encounter competition from other companies with technologies similar to our technologies. For example, if we are unable to obtain adequate patent protection for our DirectSelect technology, another company could offer drug discovery capabilities that directly compete with our capabilities or could attempt to block our ability to practice our technology. Given our strategic focus on forming partnerships with respect to our DirectSelect technology, we are also dependent upon the extent to which pharmaceutical and biotechnology companies continue to collaborate with outside companies to obtain drug discovery expertise and our ability to establish and maintain partnerships with such companies. We also face and will continue to face intense competition from other companies for such collaborative arrangements, and technological and other developments by our competitors may make it more difficult for us to establish such relationships.

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

The pharmaceutical research, development and approval process in the United States is typically intensive, uncertain, lengthy and rigorous and can take many years, depending on the product under consideration. As an initial step in the FDA regulatory approval process, an applicant typically conducts preclinical studies in animals to assess a drug’s pharmacological profile and to identify potential safety issues. An applicant must conduct specified preclinical laboratory and animal studies in compliance with the FDA’s good laboratory practice regulations. Failure to follow these requirements can invalidate the data, among other things. An applicant must submit the results of these studies to the FDA as part of an investigational new drug application, or IND, before initiating testing in humans. Proposed clinical testing can only begin if the FDA raises no objections to the IND. We can give no assurance that any submission of an IND to the FDA relating to our product candidates will result in the commencement of a clinical trial. The FDA may prevent studies from moving forward by imposing a clinical hold, and may suspend or terminate studies once initiated.

Clinical testing must meet requirements for institutional review board, or IRB, oversight and study subject informed consent, as well as FDA prior review, oversight and good clinical practice requirements. Independent IRBs are responsible for overseeing studies at particular sites and protecting human research study subjects. An IRB may prevent a study from beginning or suspend or terminate a study once initiated. Typically, clinical testing involves a three-phase process. Phase 1 clinical trials generally involve a small number of subjects and are designed to provide information about both product safety and the expected dose of the drug. Phase 2 clinical trials generally provide additional information on dosing and safety in a limited patient population. Generally, phase 2 trials may also provide preliminary evidence of product efficacy. Phase 3 clinical trials are large-scale, well-controlled studies. The goal of phase 3 clinical trials generally is to provide statistically valid proof of efficacy, as well as safety, in the target patient population to support marketing authorization. In order to seek approval to commence commercial sales, the company performing the preclinical testing and clinical trials of a pharmaceutical product then submits the results to the FDA in the form of a new drug application, or NDA, along with proposed labeling for the product and information about the manufacturing processes and facilities that will be used to ensure product quality. Each NDA submission requires a substantial user fee payment for which the FDA has committed generally to review and make a decision concerning approval within 10 months, and of a new “priority” drug within 6 months. However final FDA action on the NDA can take substantially longer and also may involve review and recommendations by an independent FDA advisory committee. Preparing NDA applications involves considerable data collection, verification, analysis and expense. In responding to an NDA, the FDA may conduct a pre-approval inspection of the relevant manufacturing facility or facilities to assess conformance to the current good manufacturing practice requirements and may also inspect sites of clinical investigators involved in the clinical development program to ensure their conformance to good clinical practices.

The FDA must grant approval of our products, which includes a review of the manufacturing processes and facilities used to produce these products, before we can market these products in the United States. The process of obtaining approvals from the FDA can be costly, time consuming and subject to unanticipated delays. The FDA may not approve an NDA, or may require revisions to the product labeling, require that additional studies be conducted prior to or as a condition of approval, or impose other limitations or conditions on product distribution, including, for example, adoption of a special risk management plan. If the FDA grants approval of a drug product, the approval will be limited to specific indications. Approval may also be withdrawn if new issues arise concerning a drug’s safety or effectiveness.

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

Once a company receives a marketing approval for a product, it must comply with FDA requirements for manufacturing, labeling, advertising, record keeping and reporting of adverse experiences and other information. In addition, FDA approval must be obtained for any significant changes to the product, the manufacturing of the product, or the labeling. Drug advertising and promotion are subject to federal and state regulations. In the United States, the FDA regulates all company and product promotion, including direct-to-consumer advertising. The manufacture of a product after approval is also subject to comprehensive and continuing regulation. These regulations require the manufacture of products in specific approved facilities and in accordance with current good manufacturing practices, and the listing of products and registration of manufacturing establishments with the FDA. These regulations also impose certain organizational, procedural and documentation requirements with respect to manufacturing and quality assurance activities. All manufacturing facilities are subject to comprehensive, periodic inspections by the FDA.

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

Additionally, we will likely need to obtain approval of a product from comparable regulatory authorities in foreign countries prior to the commencement of marketing of the product in those countries. The approval procedure varies among countries, may involve additional testing and the time required may differ from that required for FDA approval.  Under the current regulatory system in the European Union, marketing authorization applications may be submitted pursuant to a centralized, a decentralized or a national level process. The centralized procedure is mandatory for the approval of biotechnology products and high technology products and available at the applicant’s option for other products. The centralized procedure provides for the grant of a single marketing authorization that is valid in all European Union member states. The decentralized procedure is available for all medicinal products that are not subject to the centralized procedure. The decentralized procedure provides for mutual recognition of national approval decisions, changes existing procedures for national approvals and establishes procedures for coordinated European Union actions on products, suspensions and withdrawals. Under this procedure, the holder of a national marketing authorization for which mutual recognition is sought may submit an application to one or more European Union member states, certify that the dossier is identical to that on which the first approval was based or explain any differences and certify that identical dossiers are being submitted to all member states for which recognition is sought. Within 90 days of receiving the application and assessment report, each European Union member state must decide whether to recognize approval. The procedure encourages member states to work with applicants and other regulatory authorities to resolve disputes concerning mutual recognition. Lack of objection of a given country within 90 days automatically results in approval of the European Union country. Following receipt of marketing authorization in a member state, we would then be required to engage in pricing discussions and negotiations with a separate prescription pricing authority in that country. In September 2005, we received approval from the German regulatory authorities to market Plenaxis to initiate hormonal castration in patients with advanced or metastatic, hormone-dependent prostate cancer, if androgen suppression is appropriate. We do not intend to independently seek additional marketing approvals for Plenaxis in the European Union and can give no assurance that we will obtain marketing approval for any of our other product candidates outside of the United States.

Product Liability Insurance

We maintain product liability insurance for the manufacture and commercial sale of Plenaxis, as well as for clinical trials, in the amount of $15.0 million per occurrence and $15.0 million in the aggregate. Although we maintain product liability insurance, we cannot be sure that this coverage is adequate or that it will continue to be available to us on acceptable terms. Insurance coverage is becoming increasingly expensive, and we may be unable to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses due to liability. We may incur significant liability and our business would be harmed if product liability lawsuits are initiated against us and are successful. Furthermore, product liability claims, regardless of their merits or outcome, could be costly and divert management’s attention from other business concerns or adversely affect our reputation.

Human Resources

As of February 28, 2006, we had 78 full-time employees, 63 of whom were research and development personnel and 15 of whom were general and administrative personnel. All of our employees are located at our corporate headquarters in Waltham, Massachusetts. We also utilize consultants and independent contractors on a regular basis to assist in the research, development and potential partnering of our products and technologies. None of our employees are party to a collective bargaining agreement and we have never experienced a work stoppage. We consider our employee relations to be good. We believe that our future success is dependent in part on our ability to attract and retain skilled scientific and other professional and senior management personnel. Competition in our industry is intense and we cannot assure you that we will be able to attract, integrate and retain these personnel.

Available Information

We file annual, quarterly, and current reports, proxy statements and other documents with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended. The public may read and copy any materials that we file with the Securities and Exchange Commission at the Commission’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the Securities and Exchange Commission at 1-800-SEC-0330. Also, the Securities and Exchange Commission maintains an Internet website that contains reports, proxy and information statements, and other information regarding issuers, including us, that file electronically with the Commission. The public can obtain any documents that we file with the Securities and Exchange Commission at http://www.sec.gov.

We maintain a website with the address www.praecis.com. We are not including the information contained on our website as a part of, or incorporating it by reference into, this Annual Report on Form 10–K. We make available free of charge through our website our Annual Reports on Form 10–K,  Quarterly Reports on Form 10–Q and Current Reports on Form 8–K, and amendments to these reports, as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the Securities and Exchange Commission.

ITEM 1A.        RISK FACTORS.

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

We cannot assure investors that we will be profitable in the future or, if we attain profitability, that it will be sustainable. In May 2005, our board of directors approved a strategic restructuring to focus the Company’s resources on our most promising assets and programs and significantly reduce our cost structure. Under our current strategic operating plan, we are focusing our resources on continuing to develop and enhance our DirectSelect technology and seeking to enter into pharmaceutical partnerships for drug discovery and development utilizing this technology that will provide revenues to our Company, as well as to expand our own proprietary development pipeline; and advancing the clinical development of PPI-2458, with a goal of partnering this program in one or more indications as clinical development advances. We are also actively pursuing the disposition of our Plenaxis assets.  If we are unable to do so in a timely manner and on acceptable terms, we intend to cease distribution of the product in the United States.

To date, we have derived substantially all of our revenues from payments under corporate collaboration and license agreements, and from product sales. Our marketing and selling efforts with regard to Plenaxis in the United States were not commercially successful, and we may be unable to successfully discover, develop or market any other products in the future. Moreover, we may be unable to enter into research collaborations or partnerships with respect to DirectSelect or PPI-2458, or dispose of our Plenaxis assets in a timely manner and on acceptable terms, or at all. Our current strategic operating plan includes significant ongoing expenditures to support the continued enhancement of our DirectSelect technology and the continuation of our PPI-2458 clinical development program, and for general and administrative purposes. As of December 31, 2005, we had an accumulated deficit of approximately $305.1 million. We expect that we will continue to incur significant operating losses for at least the next several years, and we may not be profitable in the future.

If we are unable to successfully carry out our strategic operating plan, we may have to obtain additional sources of funding or significantly modify our strategic operating plan.

If we are unable to successfully carry out one or more of the key elements of our strategic operating plan described in the immediately preceding risk factor, we believe that our existing cash and investments of approximately $62.6 million at December 31, 2005 will be sufficient to meet our working capital and capital expenditure needs through approximately the end of 2007. If we are able to successfully carry out one or more of the key elements of our strategic operating plan described above, or if we are able to realize significant value from the disposition of our Plenaxis assets, we may be able, without obtaining additional funding, to continue to meet our working capital and capital expenditure needs beyond that time, although we cannot provide any assurances as to if or for how long we would be able to do so. If we are unable to successfully carry out one or more of the key elements of our strategic operating plan, and/or realize significant value from the disposition of our Plenaxis assets, we may have to obtain additional sources of funding or significantly modify our strategic operating plan, including by curtailing or eliminating certain elements of our operations. Moreover, if we are unable to dispose of our Plenaxis assets in a timely manner and on acceptable terms, we intend to cease distribution of Plenaxis in the United States, in which event, we would incur a yet undetermined amount of shut-down costs and expenses and would need to devote funds and other resources that would otherwise be available to carry out our current strategic operating plan. We have no committed sources of capital and do not know whether additional financing will be available when needed, or, if available, that the terms will be acceptable to us.

To date, our operations and capital requirements have been financed primarily with the proceeds of public and private sales of common stock and preferred stock, payments under research and development partnerships and collaborative agreements, investment income and revenues from product sales. In addition, in October 2005 we sold our facility and intend to use the net proceeds from that sale to fund our ongoing operations. However, there can be no assurance that we will be able to sell any securities, enter into additional partnerships and collaborative agreements or borrow funds in the future at favorable terms, or at all. If we raise additional funds by issuing equity securities, further dilution to existing stockholders will result. In addition, as a condition to giving additional funds to us, future investors may demand, and may be granted, rights superior to those of existing stockholders. We may also be required to take other actions, which may lessen the value of our common stock or dilute our common stockholders, including borrowing money on terms that are not favorable to us. If we are required to raise money in the future and we experience difficulties or are unable to do so, it could become necessary for us to cease operations or seek protection under state or federal insolvency or bankruptcy laws.

Our DirectSelect drug discovery technology is still under development, and we may not be able to enter into pharmaceutical partnerships with respect to this technology and/or discover compounds that will provide significant revenues for our Company and lead to marketable products.

We are focusing our early stage drug discovery efforts on our proprietary DirectSelect drug discovery technology, and our future success depends in large part on the successful development of this technology, as well as our ability to enter into collaborations relating to this technology. We believe that DirectSelect is a novel technology that will allow us to rapidly and directly identify compounds that are orally available and have high affinity and specificity. However, if we are unable to obtain adequate patent protection for our DirectSelect technology, another party could offer drug discovery capabilities that directly compete with our capabilities or could attempt to block our ability to practice our technology. Furthermore, we cannot assure investors that this technology will allow us to offer significant advantages over traditional drug discovery methods. For example, the feasibility of creating and screening ultra-large advanced combinatorial chemistry libraries resulting in successful leads is still in the development stage. Moreover, we may not be able to identify novel compounds from the libraries that we create that can address a broad spectrum of targets or that can be rapidly taken into clinical development and that ultimately lead to marketable products. If we are not successful in continuing to enhance this technology and in identifying product candidate(s) using this technology for either a partner or for internal development, we may never generate revenues from this technology and would be required to significantly modify our operating plan.

Given our strategic focus on forming partnerships with respect to our DirectSelect technology, we are also dependent upon the extent to which pharmaceutical and biotechnology companies continue to collaborate with outside companies to obtain drug discovery expertise. Our revenue will depend, in part, on research and development expenditures by pharmaceutical and biotechnology companies, particularly companies outsourcing research and development projects and adding new and improved technologies to accelerate their drug discovery and development initiatives. Our capabilities include aspects of the drug discovery process that pharmaceutical companies have traditionally performed internally. Although there is a history among pharmaceutical and biotechnology companies of outsourcing drug research and development functions, this practice may not continue. Our ability to convince one or more of these companies to use our drug discovery technology and capabilities rather than develop them internally will depend on many factors, including our ability to:

•       continue to enhance and refine our DirectSelect technology resulting in the identification of high-quality drug candidates;

•       identify and retain scientists and discover and utilize technology that are of the highest caliber; and

•       achieve intended results in a timely fashion, with acceptable quality and cost.

We also face and will continue to face intense competition from other companies for such collaborative arrangements, and technological and other developments by our competitors may make it more difficult for us to establish such relationships. If we are unable to attract collaborators, we may never generate revenues from this technology and would be forced to significantly modify our operating plan.

We are subject to extensive government regulation that increases our costs and could prevent us from developing, and ultimately commercializing, potential products.

The development and sale of pharmaceutical products, including Plenaxis, PPI-2458 or other product candidates we may discover, is subject to extensive regulation by governmental authorities. Obtaining regulatory approval typically is costly and takes many years; maintaining regulatory approval also requires substantial resources. Regulatory authorities, most importantly, the FDA, have substantial discretion to place on clinical hold or terminate clinical trials, delay, withhold or withdraw registration and marketing approval in the United States, and effectively mandate product recalls. Failure to comply with regulatory requirements may result in criminal prosecution, civil penalties, recall or seizure of products, total or partial suspension of production or injunction. Outside the United States, we can market a product only if we receive marketing authorization from the appropriate regulatory authorities. This foreign regulatory approval process includes all of the risks associated with the FDA approval process, and may include additional risks.

To gain regulatory approval from the FDA and foreign regulatory authorities for the commercial sale of any product, we must demonstrate in clinical trials, and satisfy the FDA and foreign regulatory authorities as to, the safety and efficacy of the product. If we develop a product to treat a long-term, recurrent or terminal disease, such as cancer, we must gather data over an extended period of time. There are many risks associated with our clinical trials. For example, we may discover that the product we are testing is not effective, despite positive results in preclinical studies. While our compound, PPI-2458, has been shown to inhibit its target enzyme, MetAP-2, in preclinical and early clinical testing, we do not know if this will ultimately result in an effective treatment for cancer or any other disease. We also may be unable to achieve the same level of success in later trials as we did in earlier ones. Additionally, data we obtain from preclinical and clinical activities are susceptible to varying interpretations that could impede regulatory approval. Furthermore, patients may experience adverse events while participating in a clinical trial that are unrelated to our product, but that nevertheless may affect the statistical analysis of the safety and efficacy of PPI-2458, potentially slow the rate of subject accrual in this trial or otherwise adversely affect the clinical trial. If we obtain regulatory approval for a product, the approval will be limited to those diseases for which our clinical trials demonstrate the product is safe and effective.

In addition, many factors could delay or result in termination of our ongoing or future clinical trials. For example, results from ongoing preclinical studies or analyses could raise concerns over the safety or efficacy of a product candidate. For example, in March 2004, the FDA placed our phase 1 clinical trial of PPI-2458 on clinical hold due to non-clinical study findings with PPI-2458. Although we subsequently received clearance from the FDA to resume clinical testing of PPI-2458, we cannot assure investors that the FDA will not place this or other clinical trials on hold in the future. A clinical trial may also experience slow patient enrollment. A study could also be delayed due to lack of sufficient drug supply. Patients may experience adverse medical events or side effects, and there may be a real or perceived lack of effectiveness of, or of safety issues associated with, the drug we are testing. Future governmental action or existing or changes in FDA or foreign regulatory authority policies or precedents, may also result in delays or rejection of an application for marketing approval. The FDA, and comparable foreign regulatory authorities, have considerable discretion in determining whether to grant marketing approval for a drug, and may delay or deny approval even in circumstances where the applicant’s clinical trials have proceeded in compliance with established procedures and regulations and have met the established end-points of the trials. Challenges to regulatory determinations are generally time-consuming and costly, and rarely, if ever, succeed. Although we received FDA approval to market Plenaxis in the United States in November 2003 and in Germany in September 2005, we can give no assurance that we will obtain marketing approval for PPI-2458 or any other potential product candidate.

Any regulatory approval may be conditioned upon significant labeling requirements and, as in the case of the FDA approval of Plenaxis, marketing restrictions and post-marketing study commitments. Such labeling and marketing restrictions could, and in the case of Plenaxis in the United States, did, materially adversely affect the marketability and/or value of the product. As part of our recent restructuring to focus our resources on our most promising assets and programs and significantly reduce our cost structure, we have voluntarily discontinued promotional activities related to Plenaxis and the sale of Plenaxis for new patients in the United States. In addition, although Plenaxis was approved in Germany, our former partner elected to terminate its agreement with us, and we may not be able to license or sell the product to a third party to enable its commercialization in Germany or to pursue additional regulatory approvals in other countries.

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

If we are unable to successfully carry out one or more of the key elements of our operating plan, which include the continued clinical development of PPI-2458 and potentially other product candidates discovered using our DirectSelect technology, we may need to raise additional capital and, if we were unable to do so, it could become necessary for us to cease operations or seek protection under state or federal bankruptcy laws.

We may be unable to enter into and maintain corporate collaborations necessary to support the discovery and development of products using our DirectSelect technology or the further development and potential commercialize of PPI-2458 or other potential products in the future.

Our business objective is to utilize our DirectSelect and other proprietary technologies to discover, in a rapid and efficient manner, novel, orally-available compounds with the potential to address unmet medical needs or improve existing therapies. We intend to collaborate with pharmaceutical and biotechnology companies on the discovery and development stages for these compounds across a broad range of therapeutic areas. We also intend to select promising compounds to retain for internal development and will partner these compounds at various stages of development to optimize their value to the Company. In addition, we have announced our intention to partner our PPI-2458 program in one or more indications as clinical development advances. We currently do not intend to independently market the products that may ultimately result from our discovery and development efforts. We cannot assure investors that we will be able to enter into and maintain partnerships and corporate collaborations in a timely manner and on favorable terms. if at all. Even if we are able to enter into such arrangements, we cannot assure our investors that our future collaborators will meet their obligations to us under our collaboration agreements. If a partner terminates its agreement with us or fails to perform its obligations, it may delay the discovery and development of product candidates. As a result, we could have to devote unforeseen additional resources to drug discovery and development or be forced to significantly modify our operating plan.

If we lose our key personnel or are unable to attract and retain additional skilled personnel, we may be unable to pursue the development of our drug discovery technology or our product development and commercialization efforts.

We depend substantially on the principal members of our management and scientific staff, including Kevin F. McLaughlin, our President and Chief Executive Officer, and Richard W. Wagner, Ph.D., our Executive Vice President, Discovery Research. We do not have employment agreements with any of our executive officers. Any officer or employee can terminate his or her relationship with us at any time and work for one of our competitors. The loss of these key individuals could result in competitive harm because we could experience delays in the development of our drug discovery technology or our product research and development efforts without their expertise.

Recruiting and retaining qualified scientific personnel to perform future research and development work also will be critical to our success. Competition for skilled personnel is intense and the turnover rate can be high. We compete with numerous companies and academic and other research institutions for experienced scientists. This competition may limit our ability to recruit and retain qualified personnel on acceptable terms. Moreover, due to our strategic restructuring in May 2005 and our limited resources compared to many of our competitors, we may face additional challenges when recruiting qualified personnel in the future. Failure to attract and retain qualified personnel would prevent us from continuing to develop and enhance our DirectSelect technology and use this technology to support pharmaceutical partnerships in drug discovery and development that will provide significant revenues to our Company, as well as to expand our own proprietary development pipeline and advance our PPI-2458 clinical development program.

Due to the termination by Schering AG of our collaboration agreement, absent a third party sale or license agreement, we do not expect that Plenaxis will be commercialized outside of the United States or continue to be available for patients in the United States.

We depended upon our corporate collaborator, Schering AG, to commercialize Plenaxis in Schering AG’s licensed territory, including Germany, where we received marketing authorization in September 2005. We also relied on Schering AG to some extent in seeking regulatory approval for Plenaxis in various other countries in the European Union and European Economic Area which participate in the Mutual Recognition Procedure, or MRP, and elsewhere in Schering AG’s licensed territory under local regulatory procedures. Although we have received marketing authorization for Plenaxis in Germany, we do not have the financial resources or expertise to market the product in Germany or in any other territories outside of the United States. For this reason, we do not intend to independently seek additional approvals for Plenaxis in the European Union under the MRP or in any other territory outside the United States. Accordingly, the termination of our agreement with Schering AG may delay or prevent additional regulatory approvals for Plenaxis, and the ultimate commercialization of Plenaxis, outside of the United States.

Moreover, due to the termination of the Schering AG agreement, we would need to devote funds and other resources to the Plenaxis program that we had planned would be available from Schering AG, in particular to support the continuing costly manufacture of the product for limited distribution in the United States and to meet our minimum purchase commitments under our Plenaxis manufacturing agreements. We have announced our intention to dispose of our Plenaxis assets through a license or sale transaction and have engaged an investment banking firm to assist us with this effort. However, we cannot assure investors that we will be able to conclude such a transaction in a timely manner and on acceptable terms, or at all. In that event we do not intend to pursue further the commercialization of Plenaxis outside of the United States and will seek to discontinue all distribution of Plenaxis in the United States. If we so terminate Plenaxis distribution, we would incur a yet undetermined amount of shut-down costs and expenses and would need to devote funds and other resources that would otherwise be available to support our current operating plan. We have no committed sources of capital and do not know whether additional financing will be available when needed, or, if available, that the terms will be favorable to us.

Because we depend on third parties to rapidly analyze data generated by our DirectSelect technology and to conduct laboratory testing and human clinical studies and assist us with regulatory compliance, we may encounter delays in our drug discovery and development efforts.

We currently rely on a single vendor to rapidly analyze data generated by our DirectSelect technology. In addition, we have contracts with a limited number of research organizations to design and conduct our laboratory testing and human clinical studies. If we cannot contract for data analysis and testing activities on acceptable terms, or at all, we may not complete our drug discovery and development efforts in a timely manner. To the extent we rely on third parties for these activities, we may lose some control over these activities. For example, third parties may not complete data analysis and testing activities on schedule or when we request them to do so. In addition, these third parties may conduct our clinical trials in a manner inconsistent with regulatory requirements or otherwise in a manner that yields misleading or unreliable data. This, or other failures of these third parties to carry out their duties, could result in significant additional costs and expenses and could delay or prevent our ability to effectively utilize our DirectSelect technology for internal programs or in connection with partnerships or further develop PPI-2458 or other future product candidates.

If we fail to develop and maintain our relationships with third-party manufacturers, or if these manufacturers fail to perform adequately, we may be unable to develop and commercialize PPI-2458 or any other future product candidate or to continue to support the commercialization of Plenaxis.

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

We have no direct experience in large-scale product manufacturing, nor do we have the resources or facilities to manufacture on our own products for use in humans. We currently rely on contract manufacturers for the manufacture of PPI-2458 and Plenaxis, and expect to rely on contract manufacturers for the foreseeable future for the manufacture of any other compounds for later-stage preclinical, clinical and commercial purposes. Third-party manufacturers may not be able to meet our needs as to timing, quantity or quality of materials. If we are unable to contract for a sufficient supply of needed materials on acceptable terms, or if we encounter delays or difficulties in our relationships with manufacturers, our clinical trials may be delayed, thereby preventing or delaying the submission of product candidates for, or the granting of, regulatory approval and the commercialization of our potential products. Any such delays may lower our future revenues and delay or prevent our attaining or maintaining profitability.

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

Any of these factors could prevent, or cause delays in, obtaining regulatory approvals for PPI-2458 or any other potential product, and the manufacturing, marketing or selling of PPI-2458 or any such other product, and could also result in significantly higher operating expenses. Any of these factors, insofar as they affect the manufacture of Plenaxis, could also adversely affect our ability to enter into a license or sale transaction with respect to Plenaxis in a timely manner and on acceptable terms, or at all.

Our one-for-five reverse stock split could have various negative effects on our common stock and our stockholders.

Our one-for-five reverse stock split effected in November 2005 resulted in an immediate increase in the market price of our common stock. However, this increase in the market price of our common stock may not be in proportion to the reduction in the number of shares of our common stock outstanding or result in a permanent increase in the market price (which depends on many factors, including our performance, prospects and other factors that may be unrelated to the number of shares outstanding). If the market price of our common stock declines, the percentage decline as an absolute number and as a percentage of our overall market capitalization may be greater than would occur in the absence of the reverse stock split. Furthermore, the liquidity of our common stock may be adversely affected by the reduced number of shares that are now outstanding following the reverse stock split. In addition, the reverse split has likely increased the number of our stockholders who own odd lots (less than 100 shares). Stockholders who hold odd lots typically will experience an increase in the cost of selling their shares, as well as possibly greater difficulty in effecting such sales.

We may have substantial exposure to product liability claims and may not have adequate insurance to cover those claims.

The administration of drugs to humans, whether in clinical trials or commercially, can result in product liability claims whether or not the drugs are actually at fault for causing an injury. Plenaxis, PPI-2458, Apan or future product candidates may cause, or may appear to have caused, adverse side effects (including death) or potentially dangerous drug interactions that we may not learn about or understand fully until the drug has been administered to patients for some time.

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

Many of our competitors have substantially greater resources than we do and may be able to discover and develop product candidates or technologies that make our potential products and technologies obsolete or non-competitive.

A biopharmaceutical company such as ours faces intense competition. We face competition from companies that are pursuing the same or similar technologies for drug discovery. We also face significant competition from organizations that are pursuing drugs that would compete with the product candidates we are now developing or may pursue in the future. We may not be able to compete successfully against these organizations, which include many large and well-financed and experienced pharmaceutical and biotechnology companies, as well as academic institutions and government-based agencies. These entities may have greater financial resources and more experience than we do in discovering and developing drugs, obtaining regulatory approvals, manufacturing and marketing. In addition, academic, government and industry-based research is intense, resulting in considerable competition in obtaining qualified research personnel, submitting patent filings for protection of intellectual property rights and establishing strategic corporate alliances.

Our investigational compound, PPI-2458, and any other potential products in research or development, will face competition from other products. Many companies are developing or market products for the treatment of cancer, inflammation and autoimmune disorders. We are currently enrolling patients with non-Hodgkin’s lymphoma and solid tumors in our phase 1 trial for PPI-2458. We are competing with many other companies that are conducting clinical trials in these indications. We may not be able to accrue patients to our trial at the same pace as our competitors. Even if we are able to successfully complete our clinical trials of PPI-2458 and gain regulatory approval to market the product, we will face competition from a broad range of therapeutics available for the treatment of cancer.

We also expect to encounter competition from other companies with technologies similar to our technologies. For example, if we are unable to obtain adequate patent protection for our DirectSelect technology, another company could offer drug discovery capabilities that directly compete with our capabilities or could attempt to block our ability to practice our technology. Given our strategic focus on forming partnerships with respect to our DirectSelect technology, we are also dependent upon the extent to which pharmaceutical and biotechnology companies continue to collaborate with outside companies to obtain drug discovery expertise and our ability to establish and maintain partnerships with such companies. We also face and will continue to face intense competition from other companies for such collaborative arrangements, and technological and other developments by our competitors may make it more difficult for us to establish such relationships.

The success or continued success of our competitors in any of these efforts may adversely affect our ability to further enhance and refine and partner on favorable terms our DirectSelect technology, to develop, partner on favorable terms and commercialize PPI-2458 or other future product candidates, to license or sell Plenaxis in a timely manner and on acceptable terms, and to ultimately attain and maintain profitability.

If we are unable to obtain and enforce valid patents, we could lose any competitive advantage we may have.

Our success will depend in part on our ability to obtain patents and maintain adequate protection of our technologies and potential products. If we do not adequately protect our intellectual property, competitors may be able to use our technologies and erode any competitive advantage we may have. For example, if we are unable to obtain adequate patent protection for our DirectSelect technology, another party could offer drug discovery capabilities that directly compete with our capabilities or could attempt to block our ability to practice our technology. Additionally, if we lose our patent protection for Plenaxis, another party could produce and market the compound in direct competition with a potential licensor or purchaser of our Plenaxis assets, which would adversely affect our ability to dispose of our Plenaxis assets in a timely manner and on acceptable terms, or at all. Some foreign countries lack rules and methods for defending intellectual property rights and do not protect proprietary rights to the same extent as the United States. Many companies have had difficulty protecting their proprietary rights in certain foreign countries.

Patent positions are sometimes uncertain and usually involve complex legal and factual questions. We can protect our proprietary rights from unauthorized use by third parties only to the extent that our proprietary technologies are covered by valid and enforceable patents or are effectively maintained as trade secrets. We currently own or have exclusively licensed 30 issued United States patents and 98 granted foreign patents. We have applied, and will continue to apply, for patents covering both our technologies and products as we deem appropriate. Others may challenge our patent applications or our patent applications may not result in issued patents. Moreover, any issued patents on our own inventions, or those licensed from third parties, may not provide us with adequate protection, or others may challenge the validity of, or seek to narrow or circumvent, these patents. Third-party patents may impair or block our ability to conduct our business. Additionally, third parties may independently develop products similar to our products, duplicate our unpatented products, or design around any patented products we develop.

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

If third parties terminate our licenses, our efforts to license or sell Plenaxis to a third party could be adversely affected.

We license some of our technology from third parties. Termination of our licenses could require us to delay or discontinue our plan to license or sell Plenaxis to a third party. If Advanced Research and Technology Institute, Inc., the assignee of Indiana University Foundation, terminated our license with them due to a breach by us of the terms of that license, the likelihood of our licensing or selling Plenaxis to a third party on acceptable terms, or at all, would be materially diminished. We cannot assure investors that we would be able to license substitute technology in the future. Our inability to do so could impair our ability to conduct our business because we may lack the technology, or the necessary rights to technology, required to develop and commercialize our potential products.

We are a defendant in purported class action securities lawsuits regarding the adequacy of our public disclosure which could have a material adverse affect on our financial condition.

As described in detail in this report under Part I, Item 3. “Legal Proceedings,” in December 2004 and January 2005, the Company, Chairman and (now former) Chief Executive Officer Malcolm Gefter, President and (now former) Chief Operating Officer Kevin F. McLaughlin, Chief Financial Officer and Treasurer Edward C. English, and former President and Chief Operating Officer William K. Heiden, were named as defendants in three purported class action securities lawsuits filed in the United States District Court for the District of Massachusetts. The complaints were consolidated into one action in April 2005. In August 2005, lead plaintiffs filed a consolidated amended complaint. The lead plaintiffs generally allege securities fraud during the period from November 25, 2003 through December 6, 2004. The consolidated amended complaint purports to assert claims under Sections 10(b) and 20(a) of the Securities and Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, and alleges that the Company and the individually named defendants made materially false and misleading public statements concerning the Company’s business and financial results, particularly relating to statements regarding the commercialization of Plenaxis, thereby allegedly causing plaintiffs to purchase the Company’s securities at artificially inflated prices. In September 2005, we filed a motion to dismiss plaintiffs’ consolidated amended complaint. In October 2005, lead plaintiffs filed an opposition to our motion to dismiss and the defendants filed a reply on November 14, 2005. In January 2006, the Court heard oral argument on the motion to dismiss and took the matter under advisement.

Management believes that the allegations against the Company are without merit, and the Company intends to vigorously defend against the plaintiffs’ claims. As this litigation is in an early stage, management is unable to predict its outcome or its ultimate effect, if any, on the Company’s financial condition. However, we expect that the costs and expenses related to this litigation may be significant. Our current director and officer liability insurance policies (which, subject to the terms and conditions thereof, also provide “entity coverage” for the Company for this litigation) provide that the Company is responsible for the first $2.5 million of such costs and expenses. Also, a judgment in or settlement of these actions could exceed our insurance coverage. Accordingly, if we are not successful in defending these actions, our business and financial condition could be adversely affected. In addition, whether or not we are successful, the defense of these actions may divert the attention of our management and other resources that would otherwise be engaged in running our business.

Pharmaceutical companies have been the target of lawsuits and investigations and there is no assurance that if we were to be involved in any such lawsuits or investigation, that our defense would be successful.

Pharmaceutical companies have been the target of lawsuits and investigations including, in particular, claims asserting violations of the Federal False Claim Act, Anti-Kickback Act, the Prescription Drug Marketing Act or other violations in connection with Medicare and/or Medicaid reimbursement, and claims under state laws, including state anti-kickback and fraud laws. Similar actions, investigations and claims may also be brought or arise under comparable foreign laws. Public companies may also be the subject of certain other types of claims, including those related to environmental matters. There is no assurance that if we were to be involved in any such lawsuits or investigation, that we would be successful in defending ourselves or in asserting our rights. Government investigations of these sorts of issues are typically expensive, disruptive and burdensome, and generate negative publicity. If our previous promotional activities with respect to Plenaxis were found to be in violation of the law, we could possibly face significant fines and penalties. In addition, we and our senior officers could be civilly or criminally prosecuted, potentially resulting in our exclusion from participation in government healthcare programs such as Medicare and Medicaid.

We use hazardous chemicals and radioactive and biological materials in our business and any claims relating to the handling, storage or disposal of these materials could be time consuming and costly.

Our research and development processes involve the controlled use of hazardous materials, including chemicals and radioactive and biological materials, which may pose health risks. In addition, the health risks associated with accidental exposure to Plenaxis include temporary impotence or infertility and harmful effects on pregnant women. Our operations also produce hazardous waste products. We cannot completely eliminate the risk of accidental contamination or discharge from hazardous materials and any resultant injury. Federal, state and local laws and regulations govern the use, manufacture, storage, handling and disposal of hazardous materials. Compliance with health and safety and environmental laws and regulations is necessary and expensive. Current or future health and safety and environmental regulations may impair our research, development or production efforts. We may be required to pay fines, penalties or damages in the event of noncompliance or the exposure of individuals to hazardous materials.

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

The Sarbanes-Oxley Act of 2002, which became law in July 2002, has required changes in some of our corporate governance, securities disclosure and compliance practices. In response to the requirements of that Act, the Securities and Exchange Commission and the Nasdaq Stock Market have promulgated rules and listing standards covering a variety of subjects. Compliance with these rules and listing standards has increased our legal costs, and significantly increased our financial and accounting costs, and we expect these increased costs to continue. These developments may make it more difficult and more expensive for us to obtain director and officer liability insurance. Likewise, these developments may make it more difficult for us to attract and retain qualified members of our board of directors, particularly independent directors, or qualified executive officers.

The market price of our common stock may experience extreme price and volume fluctuations.

The market price of our common stock may fluctuate substantially due to a variety of factors, including, but not limited to:

•       our ability to enter into partnerships for our DirectSelect drug discovery technology and our product candidate, PPI-2458, and the timing and terms of such partnerships;

•       the success rate of our discovery efforts, particularly utilizing our DirectSelect drug discovery technology, and progress or set backs in our clinical trials;

•       our ability to identify and complete, and our announcement of, the disposition of our Plenaxis assets;

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

Our quarterly operating results have fluctuated in the past and are likely to do so in the future. These fluctuations could cause our stock price to decline. Some of the factors that could cause our operating results to fluctuate include:

•       the timing of partnerships relating to our DirectSelect drug discovery technology and our PPI-2458 program resulting in revenues;

•       the timing of a license or sale transaction relating to Plenaxis resulting in the commercialization of the product in Europe and other territories and in revenues to us; and

•       the timing and level of expenses related to our other research and clinical development programs.

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

As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the Securities and Exchange Commission adopted rules requiring many public companies, including the Company, to include in their annual reports on Form 10-K a report of management, based on its assessment of the company’s internal control over financial reporting, as to the effectiveness of such internal control as of the end of the most recent fiscal year. In addition, under these rules, the independent registered public accounting firm auditing the company’s financial statements must audit and report on management’s assessment and on the effectiveness of the company’s internal control over financial reporting as of such fiscal year end. Our management reported, based on its assessment, that as of December 31, 2004 our internal control over financial reporting was effective, and our independent registered public accounting firm provided us with an unqualified report as to management’s assessment and the effectiveness of our internal control over financial reporting as of December 31, 2004. These reports were included in our Annual Report on Form 10-K for the year ended December 31, 2004. Since we are no longer an “accelerated filer” under rules recently promulgated by the Securities and Exchange Commission, we are not required to include in this Annual Report on Form 10-K for the year ended December 31, 2005 such a report of management based on its assessment, or a report by our independent registered public accounting firm on management’s assessment and the effectiveness, of our internal control over financial reporting as of December 31, 2005. However, under current transition rules we will be required to include such reports in our Annual Report for the year ending December 31, 2007 and for subsequent years, and we cannot assure investors that management or our independent registered public accounting firm will be able to provide such reports, or that such reports will be unqualified, as of December 31, 2007 or subsequent year-ends. In this event, investors could lose confidence in the reliability of our financial statements, which could result in a decrease in the market value of our common stock.

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

ITEM 1B.       UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2.                PROPERTIES.

Our corporate headquarters and principal research facility is located in Waltham, Massachusetts, where we lease and occupy approximately 65,000 square feet of office and laboratory space. The lease for our facility has an initial term of five years and expires in October of 2010. We have options to extend the lease for up to three additional five-year terms at then current market rates.

We believe that our facility will be adequate for our operations for at least the next eighteen months and that we would be able to obtain additional space as needed on commercially reasonable terms.

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

On August 1, 2005, lead plaintiffs filed a consolidated amended complaint. Lead plaintiffs generally allege securities fraud during the period from November 25, 2003 through December 6, 2004. The consolidated amended complaint purports to assert claims under Sections 10(b) and 20(a) of the Securities and Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, and alleges that the Company and the individually named defendants made materially false and misleading public statements concerning the Company’s business and financial results, particularly relating to statements regarding the commercialization of Plenaxis®, thereby allegedly causing plaintiffs to purchase the Company’s securities at artificially inflated prices. At this time, plaintiffs have not specified the amount of damages they are seeking in the actions. On September 12, 2005, the Company and the individual defendants filed a Motion to Dismiss the consolidated amended complaint in its entirety. On October 24, 2005, lead plaintiffs filed an Opposition to the Company’s Motion to Dismiss and the defendants filed a reply on November 14, 2005. On January 17, 2006, the Court heard oral argument on the Motion to Dismiss and took the matter under advisement

Management believes that the allegations against the Company are without merit, and the Company intends to vigorously defend against the plaintiffs’ claims. As this litigation is in an early stage, management is unable to predict its outcome or its ultimate effect, if any, on the Company’s financial condition. However, we expect that the costs and expenses related to this litigation may be significant. Our current director and officer liability insurance policies (which, subject to the terms and conditions thereof, also provide “entity coverage” for the Company for this litigation) provide that the Company is responsible for the first $2.5 million of such costs and expenses. Also, a judgment in or settlement of these actions could exceed our insurance coverage. Accordingly, if we are not successful in defending these actions, our business and financial condition could be adversely affected. In addition, whether or not we are successful, the defense of these actions may divert the attention of our management and other resources that would otherwise be engaged in running our business.

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

We held a Special Meeting of Stockholders on October 27, 2005 seeking approval for a series of amendments to our Amended and Restated Certificate of Incorporation to effect a reverse stock split of our common stock whereby each outstanding five (5), seven and one-half (7.5) or ten (10) shares of common stock would be combined into and become one (1) share of common stock, with the effectiveness of one of such amendments and the abandonment of the other amendments, or the abandonment of all amendments, as permitted under Section 242(C) of the Delaware General Corporation Law, to be determined by the Board in its discretion.

The stockholders approved the proposed amendments to our Amended and Restated Certificate of Incorporation described above by the following vote:

For:	Against:	Abstain:
41,868,311	5,463,376	72,007

Following the special meeting, our board of directors authorized implementation of a reverse stock split at a ratio of 1-for-5, which was effected after the close of trading on November 1, 2005.

PART II

ITEM 5.                MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is traded on The Nasdaq National Market under the symbol “PRCS.”  The following table shows the range of high and low per share sale prices of our common stock as reported on The Nasdaq National Market for the periods indicated (adjusted for all periods to reflect the 1-for-5 reverse stock split of our common stock effected on November 1, 2005).

	Common Stock Price
	High	Low
Year Ended December 31, 2005:
First Quarter	$10.50	$4.85
Second Quarter	5.75	2.50
Third Quarter	3.65	1.85
Fourth Quarter	4.39	2.30
Year Ended December 31, 2004:
First Quarter	$37.90	$25.60
Second Quarter	32.80	16.80
Third Quarter	19.95	9.80
Fourth Quarter	12.30	8.00

As of February 28, 2006, there were approximately 62 holders of record of our common stock registered with our transfer agent, American Stock Transfer & Trust Company. Because many of these shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by the record holders.

We have never declared or paid any cash dividends on our capital stock, and we do not currently intend to pay any cash dividends on our common stock in the foreseeable future. We expect to retain future earnings, if any, to fund the development and growth of our business. Therefore, you should not expect to receive any funds in respect of shares of our common stock without selling your shares.

ITEM 6.                SELECTED FINANCIAL DATA.

You should read the following selected financial data in conjunction with our consolidated financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this report. We have derived our statement of operations data for each of the three years in the period ended December 31, 2005, and our balance sheet data at December 31, 2004 and 2005, from our audited consolidated financial statements, which we include elsewhere in this report. We have derived the statement of operations data for the years ended December 31, 2001 and 2002 and the balance sheet data at December 31, 2001, 2002 and 2003 from our audited consolidated financial statements, which we do not include in this report.

	Year Ended December 31,
	2001	2002	2003	2004	2005
	(in thousands, except per share data)
Statement of Operations Data:
Revenues:
Product sales	$—	$—	$—	$2,817	$1,679
Licensing and other revenues	9,907	1,029	—	171	5,924
Total revenues	9,907	1,029	—	2,988	7,603
Costs and expenses:
Cost of goods sold	—	—	—	1,703	4,019
Research and development	59,416	56,383	41,847	31,455	24,502
Sales and marketing	8,737	1,837	5,596	18,880	5,988
General and administrative	6,961	9,676	9,704	8,653	6,994
Restructuring and asset impairment	—	—	—	—	28,680
Total costs and expenses	75,114	67,896	57,147	60,691	70,183
Operating loss	(65,207)	(66,867)	(57,147)	(57,703)	(62,580)
Gain on sale of property and equipment	—	—	—	—	1,419
Gain on assignment of leasehold improvements	1,499	—	—	—	—
Gain on termination of collaboration agreement	—	16,020	—	—	—
Interest income (expense), net	9,105	4,772	1,349	105	(22)
Net loss	$(54,603)	$(46,075)	$(55,798)	$(57,598)	$(61,183)
Basic and diluted net loss per common share	$(5.48)	$(4.46)	$(5.38)	$(5.51)	$(5.83)
Weighted average number of basic and diluted common shares outstanding	9,955	10,336	10,374	10,462	10,490

	December 31,
	2001	2002	2003	2004	2005
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents and marketable securities	$266,216	$195,035	$143,192	$83,349	$62,580
Working capital	229,028	185,523	132,981	76,407	54,081
Total assets	342,125	268,250	212,478	154,307	69,544
Long-term debt (including current portion)	33,000	33,000	32,627	31,969	—
Total stockholders’ equity	270,696	224,890	169,661	112,173	51,163

ITEM 7.                MANAGEMENT’S DISCUSSON AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

General

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with “Selected Financial Data” and our consolidated financial statements and notes thereto, as well as “Business,” each appearing elsewhere in this report. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. All statements other than statements of historical information set forth herein are forward-looking and may contain information about financial results, events, economic conditions, trends and known uncertainties. Actual results and events could differ materially from those discussed in these forward-looking statements as a result of a number of factors, which include those discussed in this section and in the “Risk Factors” appearing elsewhere in this report, and the risks discussed in our other filings with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis, judgment, belief or expectation only as of the date hereof. We undertake no obligation to publicly reissue or modify these forward-looking statements to reflect events or circumstances that arise after the date hereof.

Overview

We are a biopharmaceutical company focused on utilizing our DirectSelect and other proprietary technologies to discover, in a rapid and efficient manner, novel, orally-available compounds with the potential to address unmet medical needs or improve existing therapies. We intend to collaborate with pharmaceutical and biotechnology companies on the discovery and development of these compounds across a broad range of therapeutic areas. We also intend to select promising compounds to retain for internal development and will partner these compounds at various stages of development to optimize their value to the Company. We currently do not intend to independently market the products that may ultimately result from our discovery and development efforts. The key elements of our strategy include:

•       Continuing to develop and enhance our DirectSelect technology, entering into pharmaceutical partnerships for drug discovery and development utilizing this technology that will provide revenues to us, and expanding our own proprietary development pipeline; and

•       Advancing PPI-2458 through a phase 1 trial in cancer patients and continuing preclinical evaluation of the compound in inflammatory and autoimmune disorders, including rheumatoid arthritis, with a goal of partnering this program in one or more indications as clinical development advances.

Additionally, as part of our strategy to focus our resources and attention on advancing our DirectSelect and PPI-2458 programs, we are actively pursuing, with the assistance of an investment banking firm, the disposition of our Plenaxis assets through a license or sale transaction.

We are focusing our research efforts on developing and enhancing a novel drug discovery technology which we call DirectSelect. We believe that DirectSelect, which enables the generation and practical use of ultra-large libraries for the discovery of orally active compounds for drug development, will allow us to more rapidly and directly identify orally available compounds with high affinity and specificity than has routinely been possible using traditional drug discovery methods. During 2005, we continued to expand our library collection to greater than five billion molecules through the generation of additional sub-libraries that comprised new chemical scaffolds and an expanded building block set. The continued development and enhancement of DirectSelect is a key component of our strategic operating plan, and we believe that this technology may be an important tool for the future of drug discovery and development. In addition to our internal efforts to develop and enhance DirectSelect, our strategic operating plan includes entering into drug discovery and development partnerships utilizing DirectSelect, and we are continuing to initiate and advance research collaboration discussions with major pharmaceutical companies with respect to this technology. We also intend to use this technology to expand our own proprietary development pipeline.

We are also focusing our research and development efforts on PPI-2458, a novel, proprietary oral compound targeted at the inhibition of the enzyme methionine aminopeptidase type 2, or MetAP-2. We believe that, due to its antiproliferative and antiangiogenic activity, PPI-2458 has the potential to address broad therapeutic areas, and we are currently in the process of establishing a plan for additional clinical studies for this compound. During the fourth quarter of 2003, we initiated our first clinical trial for PPI-2458 evaluating an oral formulation in non-Hodgkin’s lymphoma patients who were no longer responding to other therapies. In March 2004, the FDA placed this trial on clinical hold due to a non-clinical safety concern. In June 2004, we received clearance from the FDA to resume clinical trials and in late 2004, we opened a phase 1 clinical trial of PPI-2458 in non-Hodgkin’s lymphoma patients. During the first quarter of 2005, we expanded the enrollment criteria of this trial to include patients with solid tumors. While the clinical trial is still in its early stages, thus far oral dosing of PPI-2458 has been well tolerated and has produced substantial inhibition of molecular targeted MetAP-2 activity in most subjects evaluated. In addition to the ongoing clinical program in cancer patients, based on preclinical data we have generated, we believe PPI-2458 could be a potential treatment with disease modifying activity for rheumatoid arthritis and other inflammatory and autoimmune disorders. In light of the anticipated development costs associated with the PPI-2458 clinical program, we anticipate seeking a partner for this program as clinical development advances.

During 2005, we fundamentally altered our strategic operating plan to focus our efforts on early stage research and development activities. On May 19, 2005, our board of directors approved a strategic restructuring to focus the Company’s resources on our most promising assets and programs and significantly reduce our cost structure. The strategic restructuring included voluntarily discontinuing promotional activities related to Plenaxis and the sale of Plenaxis for new patients in the United States; voluntarily suspending the ongoing clinical development of Apan, our drug candidate for Alzheimer’s disease; and implementing a reduction of our 182-person headcount by approximately 60% to approximately 75 full-time employees. As of February 28, 2006, we had 78 full-time employees, 63 of whom were research and development personnel and 15 of whom were general and administrative personnel.

Plenaxis continues to be available to those patients in the United States who had already received the drug at the time we announced our strategic restructuring. Plenaxis was approved by the FDA with certain prescribing and marketing restrictions in November 2003 for the palliative treatment of certain men with advanced symptomatic prostate cancer. We launched Plenaxis in the United States using our own dedicated marketing and sales team in early 2004. Sales of Plenaxis during 2004 were significantly lower than expected. In addition, in September 2005, we received marketing authorization for Plenaxis from the German regulatory authorities. Shortly after our receipt of the German approval, we received notice from Schering AG, of Berlin, Germany, that it was exercising its right to terminate its license, supply and distribution agreement with us due to our not having received marketing authorization for Plenaxis in Germany with a requisite label by June 30, 2005. Under the agreement, as a result of the termination, all of Schering AG’s rights and licenses with respect to Plenaxis ceased. We received a $2.0 million signing payment from Schering AG during the second quarter of 2004, which we were recognizing as revenue ratably over a period through 2016 based on the remaining patent life of Plenaxis in Europe. Due to the termination of the Schering AG agreement in September 2005, we recognized approximately $1.9 million in revenues for the year ended December 31, 2005, representing the remaining deferred revenue from the $2.0 million signing payment. In October 2005, in connection with the termination of the Schering AG agreement, the parties entered into a settlement agreement under which Schering AG paid us $4.0 million, representing full and complete satisfaction of its obligations under the agreement arising prior to its termination. We recognized this $4.0 million payment as revenues in 2005.

Due to our discontinuation of promotional activities related to Plenaxis in the United States, the termination of the Schering AG agreement and our strategy to focus our resources and attention on advancing our DirectSelect and PPI-2458 programs, we are actively pursuing, with the assistance of an investment banking firm, the disposition of our Plenaxis assets through a license or sale transaction, and such a possible transaction is currently being evaluated by several interested parties. However, we cannot assure investors that we will be able to conclude such a transaction in a timely manner and on acceptable terms, or at all. If we are unable to do so, we do not intend to pursue further the commercialization of Plenaxis outside the United States and will seek to discontinue all distribution of Plenaxis in the United States. In that event, we would incur a yet undetermined amount of shut-down costs and expenses and would need to devote funds and other resources that would otherwise be available to support our current strategic operating plan.

In connection with our strategic restructuring, we also voluntarily suspended the clinical development program for Apan. We began this program in 2000 and, prior to its suspension, completed both a phase 1a single dose escalation study, identifying a maximum tolerated dose in healthy volunteers, and a phase 1b single dose escalation study, identifying the maximum tolerated dose in Alzheimer’s patients. Enrollment in a phase 1/2a multiple dose study was suspended prior to completion. As previously stated, the suspension of clinical development for Apan was not due to any unexpected or undesirable event or clinical result, but rather to redirect our resources. We plan to explore potential partnering opportunities for this compound to enable its further development.

In October 2005, we sold our corporate headquarters and research facility for $51.25 million. We realized proceeds, net of fees and expenses, of approximately $50.4 million from this sale, and used approximately $31.6 million of the proceeds to retire the outstanding debt obligation related to the facility. The remaining net proceeds of approximately $18.8 million will be used to further our research and development efforts. In connection with the sale of the facility, we executed a lease for approximately 65,000 square feet of office and laboratory space in this facility. The lease has an initial term of five years at an annual base rent of approximately $2.1 million for the first two years, increasing to approximately $2.3 million per year for the remaining three years. We have options to extend the lease for up to three additional five-year terms at then current market rates. As a result of the sale and partial leaseback of the facility, we realized a total gain of approximately $10.5 million, of which we recognized approximately $1.4 million as a gain during 2005. The remaining amount of approximately $9.1 million will be recorded as a reduction of rent expense over the initial term of the lease.

During 2005, we recorded approximately $28.7 million of restructuring and asset impairment expenses under Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities, or SFAS No. 146. We also recorded a non-cash impairment charge of approximately $3.5 million related to inventory due to the discontinuation of promotional activities relating to Plenaxis in the United States and the sale of Plenaxis for new patients. Included in restructuring and asset impairment expenses are cash charges of approximately $2.6 million for employee severance, benefits and related costs, approximately $0.2 million associated with the termination of various contracts and approximately $0.2 million of other associated costs. In addition, a non-cash impairment charge of approximately $19.7 million was recorded under Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, or SFAS No. 144, relating to the impairment of our corporate headquarters and research facility. We also determined that our commitments under certain existing Plenaxis manufacturing and supply agreements with third parties exceeded our estimated future Plenaxis requirements by approximately $7.2 million. During 2005, we recorded a charge of approximately $6.0 million which represents the net present value of these excess commitments. Under SFAS No. 146, we are required to expense the remaining $1.2 million of these excess commitments over the remaining term of the applicable manufacturing and supply agreements, which currently range from two to five years.

On November 1, 2005, we implemented a one-for-five reverse split of our common stock. As a result, the number of shares of our issued and outstanding common stock was reduced from approximately 52.5 million shares to approximately 10.5 million shares. All per share amounts and outstanding shares, including all common stock equivalents (stock options and the exercise prices thereof), have been retroactively restated for all periods presented in this report to reflect the reverse stock split.

Most of our expenditures to date have been for drug development, the development of our drug discovery technologies, commercialization activities related to Plenaxis and for general and administrative expenses. Our accumulated deficit as of December 31, 2005 was approximately $305.1 million. We have incurred net operating losses since fiscal 2000 and expect to continue to incur such losses for at least the next several years.

We believe that our existing cash and investments of approximately $62.6 million at December 31, 2005 will be sufficient to meet our working capital and capital expenditure needs through approximately the end of 2007. Given the uncertainty of timing related to the key partnering elements of our strategy, we are not providing earnings or cash guidance for quarterly or annual periods during 2006. If we are able to successfully carry out one or more of the key elements of our strategic operating plan by establishing partnerships relating to our DirectSelect technology or our PPI-2458 program, or if we are able to realize significant value from the disposition of our Plenaxis assets, we may have available resources to allow us to pursue our strategic operating plan beyond the end of 2007. However, we cannot assure investors that we will be able to enter into appropriate collaborative arrangements relating to our DirectSelect technology or our PPI-2458 program, or realize significant value from the disposition of our Plenaxis assets. If we are unable to successfully carry out one or more of the key elements of our strategic operating plan and/or realize significant value from the disposition of our Plenaxis assets, we may have to obtain additional sources of funding or significantly modify our strategic operating plan, including by curtailing or eliminating certain elements of our operations. We have no committed sources of capital and do not know whether additional financing will be available when needed, or, if available, that the terms will be acceptable to us. If we are required to raise money in the future and we experience difficulties or are unable to do so, it could become necessary for us to cease operations or seek protection under state or federal insolvency or bankruptcy laws.

Critical Accounting Policies

While our significant accounting policies are more fully described in Note 2 to our consolidated financial statements appearing elsewhere in this report, we believe the following accounting policies to be critical:

Use of Estimates.   We prepare our financial statements in accordance with U.S. generally accepted accounting principles. These principles require that we make estimates and use assumptions that affect the reporting of our assets and our liabilities as well as the disclosures that we make regarding assets and liabilities and revenues and expenses that are contingent upon uncertain factors as of the reporting date. Actual payments, and thus our actual results, could differ from our estimates and such differences may be material to our consolidated financial statements.

Restructuring and Asset Impairment Expenses.   On May 19, 2005, our board of directors approved a strategic restructuring to focus the Company’s resources on our most promising assets and programs and significantly reduce our cost structure. The strategic restructuring included voluntarily discontinuing promotional activities related to Plenaxis and the sale of Plenaxis for new patients in the United States; voluntarily suspending the ongoing clinical development of Apan, our drug candidate for Alzheimer’s disease; and implementing a reduction of our 182-person headcount by approximately 60%. These restructuring charges were accounted for in accordance with SFAS No. 146. In determining the manufacturing commitments restructuring expense and inventory impairment, various assumptions were made with respect to future Plenaxis sales. These assumptions will be reviewed periodically and should these estimates change, adjustments to the net present value of remaining commitments as well as inventory may be necessary in future periods. Please refer to the discussion of Inventory and Impairment or Disposal of Long-Lived Assets appearing directly below, as well as Note 8—Restructuring included in our consolidated financial statements appearing elsewhere in this report, for additional information regarding our strategic restructuring. Our balance sheet at December 31, 2005 includes approximately $1.9 million of Plenaxis-related equipment and approximately $1.7 million of Plenaxis-related inventory. We cannot assure investors that we will be able to conclude the disposition of our Plenaxis assets in a timely manner and on acceptable terms, or at all, and depending on the outcome of our efforts to do so, and the timing of that outcome, we may be required to record a non-cash write-down related to these assets.

Impairment or Disposal of Long-Lived Assets.   SFAS No. 144, requires that if the sum of the undiscounted future cash flows expected to result from a company’s asset, net of interest charges, is less than the reported value of the asset, an asset impairment may be recognized in the financial statements if the reported value of the asset exceeds the fair value determined by either a quoted market price, if any, or a value determined by utilizing a discounted cash flow technique. We evaluate our property, plant and equipment for impairment whenever indicators of impairment exist. The amount of the impairment to be recognized is calculated by subtracting the fair value of the asset from the reported value of the asset.

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

Inventory.   We value inventory at cost or, if lower, market value. We determine cost using the first-in, first-out method. We analyze our inventory levels quarterly and write down inventory that has become obsolete, inventory that has a cost basis in excess of its expected net realizable value and inventory in excess of expected requirements, to cost of goods sold. Expired inventory is disposed of and the related costs are written off. If actual market conditions are less favorable than that estimated by us, additional write-downs of existing inventory may be required in future periods. We classify any inventory that we estimate to be sold in the next twelve months as current with the remaining amount classified as long-term inventory.   In connection with our strategic restructuring announced in May 2005, we discontinued promotional activities related to Plenaxis and the sale of Plenaxis for new patients in the United States. As a result, during 2005, we wrote down approximately $3.5 million of inventory that we estimated to be in excess of our expected requirements. This amount is classified as cost of goods sold in the consolidated statement of operations for the year ended December 31, 2005 appearing elsewhere in this report. The remaining inventory balance consists of materials that are expected to be used in connection with the commercialization of Plenaxis in Europe and other territories by a third party following a license or sale transaction relating to the product. We have engaged an investment banking firm to explore the disposition of our Plenaxis assets through a license or sale transaction, and such a possible transaction is currently being evaluated by several interested parties. Our balance sheet at December 31, 2005 includes approximately $1.7 million of Plenaxis-related inventory. As noted above, if we are unable to conclude the disposition of our Plenaxis assets, we may be required to record a non-cash write-down related to this inventory.

Revenue Recognition.   We follow the provisions of the Securities and Exchange Commission’s Staff Accounting Bulletin No. 104, Revenue Recognition. We recognize revenues from product sales in the period when the product is delivered, provided there is persuasive evidence that an arrangement exists, the price is fixed or determinable and collection of the related receivable is reasonably assured. Revenues are recorded net of applicable allowances as provision is made for estimated sales returns, rebates, distributor fees and other applicable discounts and allowances. Shipping and other distribution costs are charged to cost of product sales. Product revenues are related solely to Plenaxis for all periods presented in this report. In connection with our strategic restructuring announced in May 2005, we voluntarily discontinued promotional activities related to Plenaxis and the sale of Plenaxis for new patients in the United States.

We prepare our provisions for Plenaxis sales returns and allowances, rebates and discounts based primarily on estimates. Contractual allowances and rebates result primarily from sales under contracts with healthcare providers, Medicaid programs and other government agencies. Our policy for sales returns has historically authorized distributors to return the product three months prior to, and six months after, product expiration. In connection with our strategic restructuring announced in May 2005, we modified our policy for sales returns to eliminate these restrictions in order to accommodate returns resulting from the announcement of the discontinuation of promotional activities for Plenaxis and the sale of Plenaxis for new patients in the United States. Historically, the reserve for sales returns was determined by reviewing the history of returns for products with similar characteristics to Plenaxis. We also utilize daily reports itemizing sales to physicians and hospital pharmacies, obtained directly from our authorized distributors, in order to analyze specific account ordering trends. This data is reviewed to monitor product movement through the supply chain to identify remaining inventory that may result in chargebacks or sales returns. The reserves are reviewed at each reporting period and adjusted to reflect data available at that time. As of December 31, 2005, we had accrued approximately $0.1 million in sales return and other revenue reserves. To the extent our estimates of contractual allowances, rebates and sales returns are different from actuals, we adjust the reserve which impacts the amount of product sales revenue recognized in the period of the adjustment.

We currently provide substantially all of our distributors with payment terms of up to 120 days on purchases of Plenaxis. Through December 31, 2005, payments have generally been made in a timely manner.

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

Results of Operations

Years Ended December 31, 2005 and 2004

Total revenues for the year ended December 31, 2005 were approximately $7.6 million compared to approximately $3.0 million for the year ended December 31, 2004. Licensing and other revenues increased to approximately $5.9 million for the year ended December 31, 2005 from approximately $0.2 million for the year ended December 31, 2004. Due to the termination of the Schering AG agreement in September 2005, we recognized approximately $1.9 million in licensing and other revenues for the year ended December 31, 2005, representing the remaining deferred revenue related to a $2.0 million signing payment that we received in April 2004. During the year ended December 31, 2004, we recognized licensing and other revenues of approximately $0.1 million related to this agreement. During the year ended December 31, 2005, we also recognized $4.0 million in licensing and other revenues consisting of a one-time payment that we received from Schering AG in October 2005 under a settlement agreement.

For the year ended December 31, 2005, product revenues, which relate solely to Plenaxis, decreased to approximately $1.7 million from approximately $2.8 million for the year ended December 31, 2004. The decrease in product revenues was due primarily to the voluntary discontinuation of promotional activities related to Plenaxis and the sale of Plenaxis for new patients in the United States as part of our strategic restructuring announced in May 2005. We expect to continue to have a small amount of revenues from Plenaxis sales during 2006. Other sources of revenues during 2006 and thereafter may include potential payments under future partnerships relating to our DirectSelect drug discovery technology or relating to PPI-2458 or from a disposition of our Plenaxis assets through a license or sale transaction, in each case if consummated. The amount and timing of these other potential sources of revenues will depend on the success of our DirectSelect technology and our PPI-2458 clinical development program, and our ability to enter into partnerships with respect to these programs, and the interest of third parties, if any, to enter into a license or sale transaction relating to Plenaxis. We cannot assure investors as to if or when we will receive any such revenues.

Cost of goods sold for the year ended December 31, 2005 was approximately $4.0 million compared to approximately $1.7 million for the year ended December 31, 2004. During the year ended December 31, 2005, we recorded a non-cash impairment charge of approximately $3.5 million related to Plenaxis inventory due to the voluntary discontinuation of promotional activities relating to Plenaxis and the sale of Plenaxis for new patients in the United States. The majority of our cost of goods sold for the year ended December 31, 2004 was comprised of a $1.0 million milestone payment which became due and payable upon the first commercial sale of Plenaxis under our license agreement with Indiana University Advanced Research and Technology Institute, Inc.

We currently have several ongoing research and development programs. Using industry estimates, typical drug development programs may last for ten or more years and may cost hundreds of millions of dollars to complete. As our programs progress, we assess the possibility of entering into partnerships or other arrangements to offset a portion or all of our research and development costs. The ultimate success of our research and development programs and the impact of these programs on our operations and financial results cannot be accurately predicted and will depend, in large part, upon the outcome and timing of many variables outside of our control.

Members of our research and development team typically work on a number of projects concurrently. In addition, a substantial amount of our fixed costs such as facility and equipment depreciation, utilities and maintenance are shared by our various programs. Accordingly, we have not specifically identified, and do not plan to specifically identify, all costs related to each of our research and development programs. We estimate that during 2005 and 2004, the majority of our research and development expenses consisted of salaries, benefits, clinical trial costs, manufacturing costs and lab supplies related to our Plenaxis, Apan and PPI-2458 clinical development programs and the development of our DirectSelect technology.

Research and development expenses for the year ended December 31, 2005 decreased approximately 22%, or $7.0 million, to approximately $24.5 million from approximately $31.5 million for the year ended December 31, 2004. Due primarily to the strategic restructuring announced in May 2005, personnel-related research and development expenses for the year ended December 31, 2005 decreased approximately $2.4 million compared to 2004. In addition, we reduced spending on our clinical and preclinical programs during 2005. Spending on the Plenaxis and Apan programs decreased by approximately $1.0 million and $1.1 million, respectively, during the year ended December 31, 2005 compared to the prior year. Spending related to our PPI-2458 program during the year ended December 31, 2005 decreased by approximately $0.8 million compared to the prior year due primarily to reduced spending on preclinical studies. The remaining decrease in research and development expenses in 2005 compared to 2004 reflects lower depreciation expense of approximately $1.4 million, which was due primarily to the sale of our corporate headquarters and research facility, and lower allocation of both corporate personnel and related expenses of approximately $0.3 million. Although we are unable to predict the precise level of spending on individual clinical programs due to the uncertain nature of clinical development, we expect our research and development expenses to increase slightly during 2006 and thereafter, as we continue to develop and enhance our DirectSelect technology and utilize this technology to support partnerships and internal programs, and continue our clinical trials of PPI-2458.

Sales and marketing expenses for the year ended December 31, 2005 decreased to approximately $6.0 million, from approximately $18.9 million for the year ended December 31, 2004. The decrease resulted primarily from the voluntary discontinuation of promotional activities related to Plenaxis in the United States and the absence in 2005 of significant one-time costs that were incurred during 2004 in connection with the initial launch of Plenaxis in the United States. Beginning in 2004 through May 2005, we promoted Plenaxis in the United States through our own marketing and sales team.  In the future, we intend to partner products that may ultimately result from our discovery and development efforts at the appropriate time to maximize the value of the product to the Company. Accordingly, we currently do not intend to independently market future products and we do not expect to incur significant sales and marketing expenses during 2006 or thereafter.

General and administrative expenses for the year ended December 31, 2005 decreased approximately 19% to approximately $7.0 million, from approximately $8.7 million for the year ended December 31, 2004. The decrease resulted primarily from lower personnel-related expenses of approximately $1.1 million, lower legal expenses of approximately $0.3 million and lower depreciation expense of approximately $0.2 million during the year ended December 31, 2005. As described in detail in this report under Item 3. “Legal Proceedings,” in December 2004 and January 2005, the Company and certain of its current and former executive officers were named as defendants in three purported class action securities lawsuits filed in the United States District Court for the District of Massachusetts. The complaints were consolidated into one action in April 2005. In August 2005, lead plaintiffs filed a consolidated amended complaint. In September 2005, we filed a motion to dismiss plaintiffs’ consolidated amended complaint. In October 2005, lead plaintiffs filed an opposition to our motion to dismiss and the defendants filed a reply in November 2005. In January 2006, the Court heard oral argument on the motion to dismiss and took the matter under advisement. Management believes that the allegations against the Company are without merit, and the Company intends to vigorously defend against the plaintiffs’ claims. As this litigation is in an early stage, management is unable to predict its outcome or its ultimate effect, if any, on our financial condition. However, we expect that the costs and expenses related to this litigation may be significant. Our current director and officer liability insurance policies (which, subject to the terms and conditions thereof, also provide “entity coverage” for the Company for this litigation) provide that the Company is responsible for the first $2.5 million of such costs and expenses. Also, a judgment in or settlement of these actions could exceed our insurance coverage. Accordingly, if we are not successful in defending these actions, our business and financial condition could be adversely affected.

Restructuring and asset impairment expenses for the year ended December 31, 2005 were approximately $28.7 million compared to zero in 2004. Please refer to the discussion under “Overview” and “Critical Accounting Policies” in this Item 7, as well as Note 8—Restructuring included in our consolidated financial statements appearing elsewhere in this report, for additional information regarding our strategic restructuring.

Net interest expense for the year ended December 31, 2005 was approximately $22,000 compared to net interest income of approximately $105,000 for the year ended December 31, 2004. Interest expense was higher than interest income during 2005 due to higher interest rates being paid on the mortgage on our facility and lower average cash balances earning interest. We expect to have net interest income in 2006 due to the retirement in October 2005 of the outstanding loan under our acquisition and construction loan agreement and termination of the mortgage on our facility.

During the year ended December 31, 2005, we recognized a gain of approximately $1.4 million on the sale of property and equipment. This gain was attributable primarily to the sale of our corporate headquarters and research facility in October 2005. Please refer to the discussion under “Overview” in this Item 7, as well as Note 13—Sale of Facility and Partial Leaseback included in our consolidated financial statements appearing elsewhere in this report, for additional information regarding this transaction.

The provision for income taxes for the years ended December 31, 2005 and 2004 was zero. We anticipate that we will continue to be in a net operating loss carryforward position for the next several years. Therefore, as in 2004, no benefit from our operating losses has been recognized. We account for income taxes under Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. Realization of deferred tax assets is dependent on future earnings, if any, the timing and amount of which are uncertain. Accordingly, valuation allowances, in amounts equal to the net deferred tax assets have been established in each period to reflect these uncertainties.

At December 31, 2005, we had federal net operating loss carryforwards of approximately $273.5 million that will expire in varying amounts through 2025, if not utilized. Utilization of net operating loss carryforwards will be subject to substantial annual limitations under the Internal Revenue Code of 1986, as amended. The annual limitations may result in the expiration of the net operating loss carryforwards before full utilization.

For the year ended December 31, 2005, net loss was approximately $61.2 million, or $5.83 per share, compared to a net loss of approximately $57.6 million, or $5.51 per share, for the year ended December 31, 2004.

Years Ended December 31, 2004 and 2003

Revenues for the year ended December 31, 2004 were approximately $3.0 million, compared to zero in 2003. Of this amount, approximately $2.8 million was related to sales of Plenaxis, with the majority of the remaining amount being comprised of revenue amortization with respect to a $2.0 million signing payment from Schering AG received during the second quarter of 2004. We recognized revenues of approximately $0.1 million under this agreement during 2004. In January 2004, we began shipping Plenaxis to our authorized distributors. Since the initial launch of Plenaxis, we faced many challenges that had an adverse impact on the uptake of the product in the market and as a result, sales of Plenaxis during 2004 were significantly lower than expected. These challenges included the need to establish more effective messaging to educate physicians about the product’s indication and to differentiate the appropriate patient population, overcome physician uncertainty and concerns over reimbursement, reposition our marketing campaign, strengthen and focus our sales force, and hire representatives for open territories.

Cost of goods sold for the year ended December 31, 2004 was approximately $1.7 million, compared to zero cost of goods sold in 2003. In January 2004, we began selling Plenaxis and accordingly, began recognizing costs related to those sales. The majority of our cost of goods sold during 2004 was related to a $1.0 million milestone payment which became due and payable upon the first commercial sale of Plenaxis under our license agreement with Indiana University Advanced Research and Technology Institute, Inc. Much of the raw material used to produce Plenaxis (including the active pharmaceutical ingredient) was purchased prior to the FDA granting approval for the commercial sale of Plenaxis in the United States. Accordingly, these purchases were treated as research and development costs and expensed as incurred.

Research and development expenses for the year ended December 31, 2004 decreased 25% to approximately $31.5 million, from approximately $41.8 million in 2003. The decrease reflects reduced spending in our clinical development programs and management of internal resources during 2004. As a result of FDA approval of Plenaxis in November 2003, spending on prostate cancer clinical development was reduced during 2004 by approximately $6.2 million, specifically manufacturing-related costs which were previously expensed to research and development but, beginning in January 2004, were capitalized to inventory. Spending on our Apan program during the year ended December 31, 2004 decreased compared to the prior year due to lower preclinical expenses of approximately $1.9 million and lower manufacturing-related activities of approximately $0.4 million. Spending related to our PPI-2458 program during the year ended December 31, 2004 was higher than in the prior year. This was due to an increase in preclinical spending of approximately $0.7 million resulting from several ongoing studies necessary to resume clinical trials of PPI-2458 and higher clinical spending of approximately $0.4 million in preparation for our phase 1 trial, offset by a reduction in manufacturing activities of approximately $0.5 million. The remaining decrease was due to lower research and development personnel-related expenses of approximately $2.4 million during the year ended December 31, 2004 compared to the prior year.

Sales and marketing expenses for the year ended December 31, 2004 increased by approximately $13.3 million to approximately $18.9 million, from approximately $5.6 million in 2003. The increase resulted primarily from increased sales expenses of approximately $10.2 million related to the commercial launch of Plenaxis in the United States, principally the hiring of our sales force, as well as the establishment of the commercial infrastructure to support the sales force. We also experienced increased marketing expenses of approximately $3.1 million related to market research, various physician and national meetings, advertising, pricing and reimbursement consulting, and other marketing activities. We promoted Plenaxis in the United States through our own marketing and sales team.

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

The provision for income taxes for the years ended December 31, 2004 and 2003 was zero. We anticipate that we will continue to be in a net operating loss carryforward position for the next several years. Therefore, as in 2003, no benefit from our operating losses was recognized.

For the year ended December 31, 2004, net loss was approximately $57.6 million, or $5.51 per share, compared to a net loss of approximately $55.8 million, or $5.38 per share, for the year ended December 31, 2003.

Selected Quarterly Operating Results

The following table sets forth our unaudited statement of operations data for each of the eight quarters ended December 31, 2005. This information has been derived from our unaudited financial statements. The unaudited financial statements have been prepared on the same basis as the audited financial statements appearing in this report and include all adjustments, consisting only of normal recurring adjustments, that we consider necessary for a fair presentation of such information when read in conjunction with our annual audited financial statements and notes thereto appearing elsewhere in this report. You should not draw any conclusions from the operating results for any quarter.

	Quarter Ended
	Mar. 31, 2004	June 30, 2004	Sept. 30, 2004	Dec. 31, 2004	Mar. 31, 2005	June 30, 2005	Sept. 30, 2005	Dec. 31, 2005
	(in thousands, except per share data)
Total revenues	$461	$673	$1,074	$780	$881	$392	$2,088	$4,242
Restructuring and asset impairment	—	—	—	—	—	28,680	—	—
Operating loss	(15,608)	(14,815)	(13,920)	(13,360)	(12,218)	(42,292)	(5,034)	(3,036)
Net loss	(15,380)	(14,842)	(13,954)	(13,422)	(12,345)	(42,370)	(5,168)	(1,300)
Basic and diluted net loss per common share	$(1.47)	$(1.42)	$(1.33)	$(1.28)	$(1.18)	$(4.04)	$(0.49)	$(0.12)

We expect to experience significant fluctuations in our quarterly operating results in the future. We believe that period-to-period comparisons of our operating results may not be meaningful, and you should not rely upon them as any indication of future performance. Operating results in one or more future quarters may be different from the expectations of securities analysts and investors. In the event that our operating results are lower than expectations, the trading price of our common stock would likely decline.

Liquidity and Capital Resources

To date, our operations and capital requirements have been financed primarily with the proceeds of public and private sales of common stock and preferred stock, payments received under research and development partnerships and collaborative agreements, investment income, revenues from product sales and proceeds from the October 2005 sale of our corporate headquarters and research facility. We have no committed sources of capital and do not know whether additional financing will be available when needed, or, if available, that the terms will be favorable to us.

In May 2005, our Board of Directors approved a strategic restructuring to focus the Company’s resources on our most promising assets and programs and significantly reduce our cost structure. The strategic restructuring included voluntarily discontinuing promotional activities related to Plenaxis and the sale of Plenaxis for new patients in the United States; voluntarily suspending the ongoing clinical development of Apan; and implementing a headcount reduction of approximately 60%.

At December 31, 2005, we had cash, cash equivalents and marketable securities of approximately $62.6 million and working capital of approximately $54.1 million, compared to approximately $83.3 million and $76.4 million, respectively, at December 31, 2004.

We expect to continue to have net operating losses for the next several years as we invest in developing and enhancing our DirectSelect technology and advancing PPI-2458, and potentially other proprietary compounds, through clinical and preclinical development. In order to achieve our business objective, we must successfully carry out the following key elements of our operating plan: continue development and enhancement of our DirectSelect technology and use this technology to support pharmaceutical partnerships in drug discovery and development that will provide revenues to our Company, as well as to expand our own proprietary development pipeline; and advance PPI-2458 through a phase 1 trial in cancer patients and continue preclinical evaluation of the compound in inflammatory and autoimmune disorders, including rheumatoid arthritis. Additionally, as part of our strategy to focus our resources and attention on advancing our DirectSelect and PPI-2458 programs, we are actively pursuing, with the assistance of an investment banking firm, the disposition of our Plenaxis assets through a license or sale transaction.

Given the uncertainty of timing related to the key partnering elements of our strategy, we are not providing earnings or cash guidance for quarterly or annual periods during 2006. However, we believe that our existing cash and investments of approximately $62.6 million at December 31, 2005 will be sufficient to meet our working capital and capital expenditure needs through approximately the end of 2007. If we are able to successfully carry out one or more of the key elements of our strategic operating plan, or if we are able to realize significant value from the disposition of our Plenaxis assets, we may have available resources to allow us to pursue our strategic operating plan beyond the end of 2007. However, we cannot assure investors that we will be able to enter into appropriate collaborative arrangements relating to our DirectSelect technology or our PPI-2458 program, or realize significant value from the disposition of our Plenaxis assets. If we are unable to successfully carry out one or more of the key elements of our strategic operating plan and/or realize significant value from the disposition of our Plenaxis assets, we may have to obtain additional sources of funding or significantly modify our strategic operating plan, including by curtailing or eliminating certain elements of our operations. We have no committed sources of capital and do not know whether additional financing will be available when needed, or, if available, that the terms will be acceptable to us. If we are required to raise money in the future and we experience difficulties or are unable to do so, it could become necessary for us to cease operations or seek protection under state or federal insolvency or bankruptcy laws.

For the year ended December 31, 2005, net cash of approximately $37.5 million was used in operating activities, compared to approximately $58.0 million used in operating activities during 2004. During the year ended December 31, 2005, our use of cash for operating activities primarily reflects our net loss of approximately $61.2 million excluding non-cash asset impairment expenses of approximately $23.2 million. During the year ended December 31, 2004, our use of cash in operations was due principally to our net loss of approximately $57.6 million, stemming from our investment in research and development, as well as sales and marketing expenses related to the Plenaxis launch, and our purchases of inventory of approximately $4.2 million, partially offset by approximately $4.4 million of depreciation. Our cash utilization will continue for 2006 and thereafter as we continue to develop and advance our research and development initiatives. The actual amount of overall expenditures will depend on numerous factors, including the timing of expenses, the timing and terms of collaboration agreements or other strategic transactions, if any, and the timing and progress of our research and development efforts.

For the year ended December 31, 2005, net cash provided by investing activities of approximately $115.2 million resulted from net sales and maturities of marketable securities of approximately $66.8 million and proceeds of approximately $50.7 million from the sale of property and equipment, partially offset by purchases of property and equipment of approximately $1.4 million and an increase in restricted cash of approximately $0.8 million. For the year ended December 31, 2004, net cash provided by investing activities of approximately $53.8 million resulted from net sales and maturities of marketable securities of approximately $55.1 million, partially offset by purchases of property and equipment of approximately $1.3 million.

Our financing activities for the year ended December 31, 2005 primarily consisted of approximately $32.0 million in principal repayments under our acquisition and construction loan agreement described below. Our financing activities for the year ended December 31, 2004 consisted of approximately $0.3 million of proceeds received from the exercise of common stock options and approximately $0.7 million in principal repayments under our acquisition and construction loan agreement.

In July 2000, in connection with the purchase of our corporate headquarters and research facility in Waltham, Massachusetts, we entered into an acquisition and construction loan agreement providing for up to $33.0 million in financing for the acquisition of, and improvements to, the facility. In October 2005, we sold this facility for gross proceeds of $51.25 million, and realized proceeds, net of fees and expenses, of approximately $50.4 million. A portion of the proceeds from the sale was used to retire the loan of approximately $31.6 million and accordingly, there was no outstanding balance under the acquisition and construction loan agreement at December 31, 2005. As of December 31, 2004, approximately $32.0 million was outstanding under the loan agreement. In connection with the sale of the facility, we executed a lease for approximately 65,000 square feet of office and laboratory space in this facility. The lease has an initial term of five years at an annual base rent of approximately $2.1 million for the first two years, increasing to approximately $2.3 million per year for the remaining three years. We have options to extend the lease for up to three additional five-year terms at then current market.

In addition to our operating lease obligation, we have significant contractual obligations under various agreements. As of December 31, 2005, our operating lease and estimated significant contractual obligations were as follows:

		Payments Due By Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	After 5 Years
		(in thousands)
Lease commitments (1)	$10,774	$2,128	$6,737	$1,909	$—
Unconditional purchase obligations (2)	10,830	3,780	6,150	900	—
Estimate of clinical trial commitments (3)	2,397	1,920	477	—	—
Total	$24,001	$7,828	$13,364	$2,809	$—

(1)          The amounts represent the minimum rental commitments under the lease for our facility.

(2)          These amounts represent minimum commitments due under our third-party manufacturing and supply agreements which are described more fully elsewhere in this report under the caption “Business—Plenaxis—Manufacturing Agreements.” In connection with the strategic restructuring announced in May 2005, we recorded a charge of approximately $6.0 million representing commitments under these agreements in excess of our estimated future requirements. At December 31, 2005, approximately $5.3 million was included in accrued restructuring.

(3)          These amounts represent commitments to various contract vendors for administering and carrying out our clinical trials. The timing and amount of payments is uncertain as payments are dependent upon actual services performed by the organizations as determined by patient enrollment levels and related activities. However, we currently expect to pay for these commitments through 2008 as ongoing clinical trials are completed.

At December 31, 2005, we had provided a valuation allowance of approximately $133.5 million for our deferred tax assets. The valuation allowance represents the value of the deferred tax assets. Due to anticipated operating losses in the future, we believe that it is more likely than not that we will not realize the net deferred tax assets in the future and we have provided an appropriate valuation allowance.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123R, Share-Based Payment—An Amendment of FASB Statements No. 123 and 95, or SFAS No. 123R, which requires all companies to measure compensation cost for all share-based payments, including employee stock options, at fair value, and was originally effective for public companies for interim or annual periods beginning after June 15, 2005. In April 2005, the Securities and Exchange Commission amended the compliance dates for SFAS No. 123R to allow companies to implement SFAS No. 123R at the beginning of their first fiscal year beginning after June 15, 2005. As a result, we adopted SFAS No. 123R effective January 1, 2006. We will use the modified prospective transition method, which requires that compensation cost be recognized for all awards granted, modified or settled after the effective date as well as for all awards granted to employees prior to the effective date that remain unvested as of the effective date. Generally, the approach in SFAS No. 123R is similar to the approach described in Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation. However, SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

The adoption of SFAS No. 123R may have a significant impact on our reported results of operations, although it will have no impact on our overall financial position. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107, or SAB No. 107, which expressed the views of the Commission regarding the interaction between SFAS No. 123R and certain rules and regulations of the Commission. SAB No. 107 provides guidance related to the valuation of share-based payment arrangements for public companies, including assumptions such as expected volatility and expected term. We are evaluating SFAS No. 123R and SAB No. 107 and have not yet determined the amount of stock option expense that will be incurred in future periods.

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

ITEM 7A.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. We have not entered into any instruments for trading purposes. Some of the securities that we invest in may have market risk. This means that an increase in prevailing interest rates may cause the principal amount of the investment to decrease. To minimize this risk in the future, we maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds and government and non-government debt securities. An immediate hypothetical 100 basis point increase in interest rates would have resulted in an approximate $5,000 decrease in the fair value of our investments as of December 31, 2005. The same hypothetical increase in interest rates as of December 31, 2004 would have resulted in an approximate $0.2 million decrease in the fair value of our investments. As of December 31, 2005, we owned approximately $5.5 million of marketable securities with a weighted-average maturity of approximately four months. Due to the conservative nature of our investments and relatively short duration, interest rate risk is mitigated.

In July 2000, in connection with the purchase of our corporate headquarters and research facility in Waltham, Massachusetts, we entered into an acquisition and construction loan agreement providing for up to $33.0 million in financing at a floating interest rate indexed to 30-day LIBOR. In July 2003, we exercised the first of two one-year extension options extending the maturity date of the loan until July 30, 2004. In connection with this extension, we entered into an interest rate cap agreement which limited exposure to interest rate increases above a certain threshold through July 30, 2004. In June 2004, the acquisition and construction loan agreement was amended to extend the maturity date of the loan and modify certain other terms of the original agreement. The interest rate was fixed at 5.95% through April 2009 and at a floating rate for the remainder of the term. Principal and interest were payable through a fixed monthly payment of approximately $207,000, with the principal portion being calculated using a 25-year amortization schedule. Because of this amendment to the loan agreement, we do not believe that there was a material interest rate risk exposure with respect to the loan facility through October 18, 2005. On October 18, 2005, we completed the sale of our facility for approximately $51.25 million. We realized proceeds, net of fees and expenses, of approximately $50.4 million from this sale, and used approximately $31.6 million of the proceeds to retire the outstanding loan under the acquisition and construction loan agreement and terminate the mortgage on the facility.

ITEM 8.                FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements required by this Item are included on pages F-1 through F-23 of this report. The supplementary financial information required by this Item is included in the section of this report captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the heading “Selected Quarterly Operating Results.”

ITEM 9.                CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.        CONTROLS AND PROCEDURES.

(a)          Disclosure Controls and Procedures.

The Company’s management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, our chief executive officer and chief financial officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to the Company’s management, including the Company’s chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b)          Management’s Annual Report on Internal Control Over Financial Reporting.

Not applicable.

(c)           Attestation Report of the Independent Registered Public Accounting Firm.

Not applicable.

(d)          Changes in Internal Control Over Financial Reporting.

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.       OTHER INFORMATION.

Not applicable.

PART III

ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

We have adopted a code of ethics and conduct that applies to all of our directors, officers and employees. We have made a copy of our code of ethics and conduct available on our website under “Investor Relations—Corporate Governance.”  We may satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or a waiver from, a provision of our code of ethics and conduct that applies to our principal executive officer or our principal financial and accounting officer by posting such information on our website, www.praecis.com.

Information required by this Item with respect to directors, executive officers, the Company’s audit committee and compliance with Section 16(a) of the Securities Act of 1934, as amended, may be found in the sections captioned “Nominees for Election to the Board of Directors,” “Executive Officers Who Are Not Directors,” “Board Actions; Committees of the Board of Directors—Audit Committee” and “Section 16(a) Beneficial Ownership Reporting Compliance,” appearing in our definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders expected to be held on May 11, 2006. Such information is incorporated herein by reference.

ITEM 11.         EXECUTIVE COMPENSATION.

Information required by this Item may be found in the sections captioned “Director Compensation,” “Executive Compensation and Other Information,” and “Compensation Committee Interlocks and Insider Participation,” appearing in our definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders expected to be held on May 11, 2006. Such information is incorporated herein by reference.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Information required by this Item may be found in the sections captioned “Stock Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information,” appearing in our definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders expected to be held on May 11, 2006. Such information is incorporated herein by reference.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Information required by this Item may be found in the section captioned “Certain Relationships and Related Transactions,” appearing in our definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders expected to be held on May 11, 2006. Such information is incorporated herein by reference.

ITEM 14.         PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Information required by this Item may be found in the section captioned “Independent Registered Public Accounting Firm Fees,” appearing in our definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders expected to be held on May 11, 2006. Such information is incorporated herein by reference.

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

3.                 Exhibits

Exhibit No.		Exhibit
3.1		Amended and Restated Certificate of Incorporation (2)
3.2		Certificate of Amendment (effecting reverse stock split) (14)
3.3		Third Amended and Restated By-Laws (7)
4.1		Specimen certificate representing shares of common stock (post-reverse stock split) (14)
4.2		Rights Agreement between PRAECIS and American Stock Transfer & Trust Company, as Rights Agent (3)
4.3		Form of Certificate of Designations of Series A Junior Participating Preferred Stock (attached as Exhibit A to the Rights Agreement filed as Exhibit 4.2) (3)
4.4		Form of Rights Certificate (attached as Exhibit B to the Rights Agreement filed as Exhibit 4.2) (3)
10.1	*	Third Amended and Restated 1995 Stock Plan (9)
10.2	*	Form of Incentive Stock Option Agreement (12)
10.3	*	Form of Non-Qualified Stock Option Agreement (12)
10.4	*	Executive Management Bonus Plan, as amended and restated as of September 12, 2002 (6)
10.5	*	Second Amended and Restated Employee Stock Purchase Plan (13)
10.6	*	Management Incentive Program (7)
10.7	*	Letter Agreement dated as of May 9, 2002 between PRAECIS and Malcolm L. Gefter, Ph.D. (5)
10.8	*	Letter Agreement dated as of May 9, 2002 between PRAECIS and Kevin F. McLaughlin (5)
10.9	*	Letter Agreement dated as of May 9, 2002 between PRAECIS and Marc B. Garnick, M.D. (5)
10.10	*	Letter Agreement dated as of September 16, 2004 between PRAECIS and Edward C. English (11)
10.11	*	Letter Agreement dated as of September 16, 2004 between PRAECIS and Richard W. Wagner, Ph.D. (11)
10.12	*	Summary of Executive Officer, Non-Executive Chairman and Non-Employee Director Compensation Arrangements for 2006
10.13	†	License Agreement effective as of October 17, 1996 by and between PRAECIS and Indiana University Foundation, as amended as of June 3, 1998 (1)
10.14	†	Supply Agreement dated as of July 23, 1998 by and between PRAECIS and Salsbury Chemicals, Inc. (1)
10.15	†

Amendment No. 2 dated as of July 1, 2004 by and between PRAECIS and Cambrex Charles City, Inc. (formerly Salsbury Chemicals, Inc.) to the Supply Agreement dated as of July 23, 1998 by and between PRAECIS and Salsbury Chemicals, Inc., as amended (10)

10.16	†

Development and Supply Agreement effective as of June 21, 2000 by and between UCB S.A. and Amgen Inc., as amended by Amendment No. 1 thereto dated as of March 26, 2002 (together with the Assignment of Development and Supply Agreement entered into January 18, 2002 and effective as of December 17, 2001 by and between Amgen Inc. and PRAECIS) (4)

10.17	†	Amendment No. 2 dated as of August 30, 2004 to the Development and Supply Agreement effective as of June 21, 2000 by and between PRAECIS and UCB S.A. (12)
10.18	††	Letter Agreement dated as of January 6, 2006 by and between PRAECIS and UCB S.A.
10.19	†	Commercial Supply Agreement dated December 4, 2002 and effective as of June 1, 2002 by and between Baxter Pharmaceutical Solutions LLC and PRAECIS (7)
10.20		Settlement Agreement and Release dated as October 19, 2005 by and between the PRAECIS and Schering AG
10.21		Real Estate Purchase Agreement dated as of October 11, 2005 between 830 Winter Street LLC and Intercontinental Real Estate Investment Fund III, LLC (14)
10.22		Lease by and between Intercontinental Fund III 830 Winter Street LLC and PRAECIS dated October 18, 2005 (14)
21.1		List of Subsidiaries of PRAECIS (8)
23.1		Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm
24.1		Power of Attorney (included on the signature page of this Report on Form 10-K)
31.1		Certification of Chief Executive Officer
31.2		Certification of Chief Financial Officer
32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

(3)          Incorporated by reference to Registration Statement on Form 8-A filed with the Securities and Exchange Commission on January 26, 2001.

(4)          Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 2001 filed with the Securities and Exchange Commission on April 1, 2002.

(5)          Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 filed with the Securities and Exchange Commission on August 12, 2002.

(6)          Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 filed with the Securities and Exchange Commission on November 14, 2002.

(7)          Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 2002 filed with the Securities and Exchange Commission on March 19, 2003.

(8)          Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 2003 filed with the Securities and Exchange Commission on March 15, 2004.

(9)          Incorporated by reference to Registration Statement on Form S-8 (Registration No. 333-116188) filed with the Securities and Exchange Commission on June 4, 2004.

(10)   Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 filed with the Securities and Exchange Commission on August 9, 2004.

(11)   Incorporated by reference to Current Report on Form 8-K filed with the Securities and Exchange Commission on September 21, 2004.

(12)   Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 filed with the Securities and Exchange Commission on November 9, 2004.

(13)   Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 filed with the Securities and Exchange Commission on August 5, 2005.

(14)   Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 filed with the Securities and Exchange Commission on November 4, 2005.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRAECIS PHARMACEUTICALS INCORPORATED
	By:	/s/ EDWARD C. ENGLISH
Date: March 17, 2006		Edward C. English Chief Financial Officer, Vice President, Treasurer and Assistant Secretary

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Kevin F. McLaughlin and Edward C. English and each of them, as such person’s true and lawful attorney-in-fact and agent with full power of substitution and revocation for such person and in such person’s name, place and stead, in any and all capacities, to execute any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 17, 2006.

Signature	Title
/s/ KEVIN F. MCLAUGHLIN	President, Chief Executive Officer and Director
Kevin F. McLaughlin	(Principal Executive Officer)
/s/ EDWARD C. ENGLISH	Chief Financial Officer, Vice President, Treasurer and Assistant
Edward C. English	Secretary
(Principal Financial and Accounting Officer)
/s/ MALCOLM L. GEFTER, PH.D.	Chairman of the Board and Chief Scientific Officer
Malcolm L. Gefter, Ph.D.
/s/ G. LEONARD BAKER, JR.	Director
G. Leonard Baker, Jr.
/s/ GAREN G. BOHLIN	Director
Garen G. Bohlin
/s/ HENRY F. MCCANCE	Director
Henry F. McCance
/s/ LEONARD E. POST, PH.D.	Director
Leonard E. Post, Ph.D.
/s/ DAVID B. SHARROCK	Director
David B. Sharrock
/s/ PATRICK J. ZENNER	Director
Patrick J. Zenner

PRAECIS PHARMACEUTICALS INCORPORATED
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
PRAECIS PHARMACEUTICALS INCORPORATED

We have audited the accompanying consolidated balance sheets of PRAECIS PHARMACEUTICALS INCORPORATED as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of PRAECIS PHARMACEUTICALS INCORPORATED at December 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Boston, Massachusetts
January 20, 2006

PRAECIS PHARMACEUTICALS INCORPORATED
Consolidated Balance Sheets
(In thousands, except share data)

	December 31,
	2004	2005
Assets
Current assets:
Cash and cash equivalents	$11,178	$57,088
Marketable securities	72,171	5,492
Accounts receivable	1,052	184
Inventory	93	154
Prepaid expenses and other current assets	952	742
Total current assets	85,446	63,660
Property and equipment, net	64,538	3,559
Inventory	4,136	1,532
Restricted cash	—	793
Other assets	187	—
Total assets	$154,307	$69,544
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,191	$780
Accrued expenses	6,085	3,373
Accrued restructuring	—	3,608
Deferred revenue	167	—
Deferred gain on sale-leaseback of building	—	1,818
Current portion of long-term debt	596	—
Total current liabilities	9,039	9,579
Long-term accrued restructuring	—	1,834
Long-term deferred revenue	1,722	—
Long-term deferred gain on sale-leaseback of building	—	6,968
Long-term debt	31,373	—
Commitments and contingencies (Note 14)
Stockholders’ equity:
Common Stock, $0.01 par value; 200,000,000 shares authorized; 10,475,664 shares in 2004 and 10,494,174 shares in 2005 issued and outstanding	105	105
Additional paid-in capital	356,140	356,234
Accumulated other comprehensive loss	(169)	(90)
Accumulated deficit	(243,903)	(305,086)
Total stockholders’ equity	112,173	51,163
Total liabilities and stockholders’ equity	$154,307	$69,544

See accompanying notes.

PRAECIS PHARMACEUTICALS INCORPORATED
Consolidated Statements of Operations
(In thousands, except per share data)

	Year Ended December 31,
	2003	2004	2005
Revenues:
Product sales	$—	$2,817	$1,679
Licensing and other revenues	—	171	5,924
Total revenues..	—	2,988	7,603
Costs and expenses:
Cost of goods sold	—	1,703	4,019
Research and development	41,847	31,455	24,502
Sales and marketing	5,596	18,880	5,988
General and administrative	9,704	8,653	6,994
Restructuring and asset impairment	—	—	28,680
Total costs and expenses	57,147	60,691	70,183
Operating loss	(57,147)	(57,703)	(62,580)
Interest income	2,508	1,771	1,747
Interest expense	(1,159)	(1,666)	(1,769)
Gain on sale of property and equipment	—	—	1,419
Net loss	$(55,798)	$(57,598)	$(61,183)
Basic and diluted net loss per common share	$(5.38)	$(5.51)	$(5.83)
Weighted average number of basic and diluted common shares outstanding	10,374	10,462	10,490

See accompanying notes.

PRAECIS PHARMACEUTICALS INCORPORATED
Consolidated Statements of Stockholders’ Equity
 (In thousands, except share data)

			Additional	Accumulated Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2002	10,360,269	$104	$355,090	$203	$(130,507)	$224,890
Net loss					(55,798)	(55,798)
Unrealized loss on marketable securities				(130)		(130)
Total comprehensive loss						(55,928)
Stock compensation			148			148
Issuance of Common Stock	41,916		551			551
Balance at December 31, 2003	10,402,185	104	355,789	73	(186,305)	169,661
Net loss					(57,598)	(57,598)
Unrealized loss on marketable securities				(242)		(242)
Total comprehensive loss						(57,840)
Stock compensation			18			18
Issuance of Common Stock	73,479	1	333			334
Balance at December 31, 2004	10,475,664	105	356,140	(169)	(243,903)	112,173
Net loss					(61,183)	(61,183)
Unrealized gain on marketable securities				79		79
Total comprehensive loss						(61,104)
Issuance of Common Stock	18,510		94			94
Balance at December 31, 2005	10,494,174	$105	$356,234	$(90)	$(305,086)	$51,163

See accompanying notes.

PRAECIS PHARMACEUTICALS INCORPORATED
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2003	2004	2005
Operating activities:
Net loss	$(55,798)	$(57,598)	$(61,183)
Adjustments to reconcile net loss to cash used in operating activities:
Non-cash asset impairment	—	—	23,169
Amortization of deferred gain on sale-leaseback of building	—	—	(303)
Gain on sale of property and equipment	—	—	(1,419)
Depreciation	4,551	4,434	2,533
Stock compensation	148	18	—
Changes in operating assets and liabilities:
Accounts receivable	—	(1,052)	868
Inventory	—	(4,229)	(950)
Prepaid expenses, other current assets and other assets	290	(399)	397
Due from officer	100	833	—
Accounts payable	(802)	(292)	(1,411)
Accrued expenses	632	(1,622)	(2,712)
Accrued restructuring	—	—	5,442
Deferred revenue	—	1,889	(1,889)
Net cash used in operating activities	(50,879)	(58,018)	(37,458)
Investing activities:
Purchase of available-for-sale securities	(88,786)	(126,622)	(13,094)
Sales and maturities of available-for-sale securities	115,339	181,714	79,852
Proceeds from disposition of property and equipment	—	50	50,673
Purchase of property and equipment	(1,012)	(1,309)	(1,395)
Increase in restricted cash	—	—	(793)
Net cash provided by investing activities	25,541	53,833	115,243
Financing activities:
Repayments of long-term debt	(373)	(658)	(31,969)
Proceeds from the issuance of Common Stock	551	334	94
Net cash provided by (used in) financing activities	178	(324)	(31,875)
(Decrease) increase in cash and cash equivalents	(25,160)	(4,509)	45,910
Cash and cash equivalents at beginning of year	40,847	15,687	11,178
Cash and cash equivalents at end of year	$15,687	$11,178	$57,088
Supplemental disclosure of non-cash investing activities:
Deferred gain on sale-leaseback of building	$—	$—	$9,089

See accompanying notes.

PRAECIS PHARMACEUTICALS INCORPORATED
Notes to Consolidated Financial Statements

1. Basis of Presentation

The Company

PRAECIS PHARMACEUTICALS INCORPORATED (the “Company”) was incorporated in July 1993 under the laws of the State of Delaware. The Company is engaged in the discovery and development of novel compounds with the potential to address unmet medical needs or improve existing therapies. The Company is focusing its resources on an innovative drug discovery technology, DirectSelect. In addition, the Company has a novel proprietary compound, PPI-2458, in clinical development for cancer indications. Preclinical data also supports the use of this compound in inflammatory and autoimmune disorders, including rheumatoid arthritis. The Company has received approval to market Plenaxis in the United States and Germany and is actively pursuing the disposition of its Plenaxis assets through a license or sale transaction.

Reverse Stock Split

On November 1, 2005, the Company effected a one-for-five reverse stock split of its outstanding common stock, par value $.01 per share (“Common Stock”). The reverse stock split was approved by the Company’s stockholders at a special meeting held on October 27, 2005. As a result of the reverse stock split, each five outstanding shares of common stock automatically converted into one share of Common Stock, with cash being paid in lieu of fractional shares. The number of authorized shares of Common Stock was not changed by the reverse stock split and remains at 200,000,000. The par value of the Common Stock was also not affected by the reverse stock split. All per share amounts and outstanding shares, including all Common Stock equivalents (stock options and the exercise prices thereof), have been retroactively restated for all periods presented to reflect the reverse stock split.

Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Such estimates relate to the useful lives of fixed assets, the net realizable value of inventory, accrued restructuring expenses and other reserves. Actual results could differ from those estimates and such differences may be material to the Company’s consolidated financial statements.

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

PRAECIS PHARMACEUTICALS INCORPORATED
Notes to Consolidated Financial Statements (Continued)

2. Significant Accounting Policies (Continued)

Marketable Securities

The Company invests in marketable securities of highly rated financial institutions and investment-grade debt instruments and limits the amount of credit exposure with any one entity. The Company has classified its marketable securities as “available-for-sale” and, accordingly, carries such securities at aggregate fair value. Unrealized gains and losses, if any, are reported as other comprehensive income within stockholders’ equity. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. Realized gains and losses on available-for-sale securities are included in interest income and expense. The cost of securities sold is based on the specific identification method. Interest and dividends are included in interest income. At December 31, 2005, the Company’s marketable securities had a maximum estimated life of less than three years with a weighted average maturity of approximately four months.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash, cash equivalents and marketable securities. The Company maintains its cash, cash equivalents and marketable securities with high credit quality financial institutions and, by policy, limits its credit exposure to any one financial instrument, sovereignty or issuer.

Product sales for the years ended December 31, 2005 and 2004 relate solely to Plenaxis. The Company had no product sales during 2003. As discussed in Note 8, in connection with the Company’s strategic restructuring announced in May 2005, the Company voluntarily discontinued promotional activities related to Plenaxis and the sale of Plenaxis for new patients in the United States. The Company sells Plenaxis directly to a limited number of authorized specialty pharmaceutical distributors and pharmacies which, in turn, sell the product to physicians and hospital pharmacists. The Company had five significant customers which accounted for 29%, 22%, 20%, 16% and 13% of the Company’s product sales in 2005, and 39%, 18%, 16%, 16% and 10% of the Company’s product sales in 2004. In order to control credit risk, the Company performs regular credit evaluations of its customers’ financial condition. The Company has not realized any credit losses or recorded an allowance for doubtful accounts to date.

Property and Equipment

Property and equipment are recorded at cost. Depreciation is calculated using the straight-line method over the estimated useful life of the asset as follows:

Building	30 years
Building improvements	30 years or the remaining life of the building, whichever is shorter
Leasehold improvements	5-7 years or remaining term of lease, whichever is shorter
Laboratory, computer and office equipment	3-7 years

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”), the Company reviews property, plant and equipment and long-term inventory for impairment whenever events or changes in circumstances indicate that the carrying amount of such an asset may not be recoverable.

PRAECIS PHARMACEUTICALS INCORPORATED
Notes to Consolidated Financial Statements (Continued)

2. Significant Accounting Policies (Continued)

Recoverability of these assets is measured by comparing the carrying amount to the future undiscounted cash flows the assets are expected to generate over their remaining economic life.

Revenue Recognition

The Company follows the provisions of the Securities and Exchange Commission’s (the “SEC”) Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition. The Company recognizes revenues from product sales in the period when the product is delivered, provided there is persuasive evidence that an arrangement exists, the price is fixed or determinable and collection of the related receivable is reasonably assured. Revenues are recorded net of applicable allowances as provision is made for estimated sales returns, rebates, distributor fees and other applicable discounts and allowances. Shipping and other distribution costs are charged to cost of product sales. Product revenues are related solely to Plenaxis for all periods presented in this report. In connection with the Company’s strategic restructuring announced in May 2005, the Company voluntarily discontinued promotional activities related to Plenaxis and the sale of Plenaxis for new patients in the United States.

The Company prepares its provisions for Plenaxis sales returns and allowances, rebates and discounts based primarily on estimates. Contractual allowances and rebates result primarily from sales under contracts with healthcare providers, Medicaid programs and other government agencies. The Company’s policy for sales returns has historically authorized distributors to return the product three months prior to, and six months after, product expiration. In connection with the Company’s strategic restructuring announced in May 2005, the Company modified its policy for sales returns to eliminate these restrictions in order to accommodate returns resulting from the announcement of the discontinuation of promotional activities for Plenaxis and the sale of Plenaxis for new patients in the United States. Historically, the reserve for sales returns was determined by reviewing the history of returns for products with similar characteristics to Plenaxis. The Company also utilizes daily reports itemizing sales to physicians and hospital pharmacies, obtained directly from its authorized distributors, in order to analyze specific account ordering trends. This data is reviewed to monitor product movement through the supply chain to identify remaining inventory that may result in chargebacks or sales returns. The reserves are reviewed at each reporting period and adjusted to reflect data available at that time. As of December 31, 2005 and 2004, the accrual for sales return and other revenue reserves was approximately $0.1 million and $0.5 million, respectively. To the extent estimates of contractual allowances, rebates and sales returns are different from actuals, the Company adjusts the reserve which impacts the amount of product sales revenue recognized in the period of the adjustment

The Company currently provides substantially all of its distributors with payment terms of up to 120 days on purchases of Plenaxis. Through December 31, 2005, payments have generally been made in a timely manner.

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

Income Taxes

The Company accounts for income taxes in accordance with the provisions of SFAS No. 109, Accounting for Income Taxes (“SFAS No. 109”). SFAS No. 109 requires that deferred taxes are recognized using the liability method, whereby tax rates are applied to cumulative temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes based on when and how they are expected to affect the tax return. A valuation allowance is provided on deferred tax assets if, based upon available information, it is determined that it is more likely than not that the asset will not be realized.

Segment Information

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS No. 131”), established standards for reporting information on operating segments in interim and annual financial statements. Under SFAS No. 131, the Company operates in one segment, the discovery and development of drugs for the treatment of human diseases. The Company does not operate any material separate lines of business with respect to its products or product candidates. Accordingly, the Company does not accumulate discrete financial information with respect to separate product areas and does not have separately reportable segments. For the year ended December 31, 2005, a majority of the Company’s revenue was generated through payments made by Schering AG, of Berlin, Germany (“Schering AG”), under or in connection with a license, supply and distribution agreement (the “Schering AG Agreement”), with the remainder being generated in the United States through sales of Plenaxis. For the year ended December 31, 2004, substantially all of the Company’s revenue was generated in the United States. The Company did not have any revenue for the year ended December 31, 2003.

Research and Development

Research and development costs, including those associated with technology, licenses and patents, are expensed as incurred. Research and development costs include costs primarily related to ongoing clinical programs, manufacturing and materials inventory costs for use in clinical trials, salaries, lab supplies and other fixed facility costs used in the Company’s research and development efforts.

Advertising Costs

All advertising costs are expensed as incurred. Advertising expenses were approximately $0.2 million in 2003, $2.0 million in 2004, and $0.5 million in 2005.

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

Had compensation expense for the Company’s stock option plans been determined based on the fair value at the grant date for awards under these plans, consistent with the methodology prescribed under SFAS No. 123, the Company’s net loss and net loss per share would have approximated the pro forma amounts indicated below (in thousands, except per share data):

	Year Ended December 31,
	2003	2004	2005
Net loss, as reported	$(55,798)	$(57,598)	$(61,183)
Add: Stock compensation cost as computed under APB No. 25, included in the determination of net loss as reported.	148	18	—
Deduct: Stock-based compensation cost that would have been included in the determination of net loss as reported if the fair value method had been applied to all awards	(7,387)	(7,108)	(5,313)
Pro forma net loss	$(63,037)	$(64,688)	$(66,496)
Basic and diluted net loss per common share, as reported.	$(5.38)	$(5.51)	$(5.83)
Basic and diluted net loss per common share, pro forma(1)	$(6.08)	$(6.18)	$(6.34)

(1)          Amounts for the years ended December 31, 2003 and 2004 were originally reported as $(6.35) and $(6.60), respectively, and have been adjusted due to an error in the calculation.

The pro-forma calculations set forth above reflect recognition of compensation cost for the total fair value of option grants on a straight-line basis over the options’ vesting periods.

The fair value of the stock options at the date of grant was estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

	2003	2004	2005
Risk-free interest rate	4.0%	4.0%	4.3%
Expected life (years)	6	6	6
Volatility	84%	82%	80%

The Company has never declared or paid any cash dividends on any of its capital stock and does not expect to do so in the foreseeable future.

PRAECIS PHARMACEUTICALS INCORPORATED
Notes to Consolidated Financial Statements (Continued)

2. Significant Accounting Policies (Continued)

Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, Share-Based Payment—An Amendment of FASB Statements No. 123 and 95 (“SFAS No. 123R”), which requires all companies to measure compensation cost for all share-based payments, including employee stock options, at fair value. SFAS No. 123R was originally effective for public companies for interim or annual periods beginning after June 15, 2005. In April 2005, the SEC amended the compliance dates for SFAS No. 123R to allow companies to implement SFAS No. 123R at the beginning of their first fiscal year beginning after June 15, 2005. As a result, the Company adopted SFAS No. 123R effective January 1, 2006. The Company will use the modified prospective transition method, which requires that compensation cost be recognized for all awards granted, modified or settled after the effective date as well as for all awards granted to employees prior to the effective date that remain unvested as of the effective date. Generally, the approach in SFAS No. 123R is similar to the approach described in SFAS No. 123. However, SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The adoption of SFAS No. 123R may have a significant impact on the Company’s reported results of operations, although it will have no impact on the Company’s overall financial position. In March 2005, the SEC issued SAB No. 107, which expressed the views of the SEC regarding the interaction between SFAS No. 123R and certain SEC rules and regulations. SAB No. 107 provides guidance related to the valuation of share-based payment arrangements for public companies, including assumptions such as expected volatility and expected term. The Company is evaluating SFAS No. 123R and SAB No. 107 and has not yet determined the amount of stock option expense that will be incurred in future periods.

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

Comprehensive Loss

SFAS No. 130, Reporting Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the consolidated financial statements. The Company’s accumulated other comprehensive loss is comprised of net unrealized gains or losses on available-for-sale securities. The Company’s comprehensive loss is as follows:

	Year Ended December 31,
	2003	2004	2005
	(in thousands)
Net loss	$(55,798)	$(57,598)	$(61,183)
Changes in comprehensive loss: Net unrealized holding (loss) gain on investments	(130)	(242)	79
Total comprehensive loss	$(55,928)	$(57,840)	$(61,104)

PRAECIS PHARMACEUTICALS INCORPORATED
Notes to Consolidated Financial Statements (Continued)

2.   Significant Accounting Policies (Continued)

Net Loss Per Share

Basic net loss per share is based on the weighted average number of shares of Common Stock outstanding. For all years presented, diluted net loss per share of Common Stock is the same as basic net loss per share of Common Stock as the inclusion of Common Stock equivalents, including the effect of stock options and warrants, would be antidilutive due to the Company’s net loss position for all periods presented. Diluted net loss per share of Common Stock excluded 1,672,094, 1,564,146 and 1,681,629 Common Stock options for the years ended 2003, 2004 and 2005, respectively, as their impact would have been antidilutive.

3.   Marketable Securities

The Company’s marketable securities, which are classified as available-for-sale, are as follows:

	December 31, 2005
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
U.S. government agencies:
Estimated life of one to three years	$5,582	$—	$(90)	$5,492
Total marketable securities	$5,582	$—	$(90)	$5,492

	December 31, 2004
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
U.S. government agencies:
Estimated life of one year or less	$9,974	$—	$(32)	$9,942
Estimated life of one to three years	13,081	—	(123)	12,958
U.S. auction rate debt securities:
Estimated life of one to three years	40,902	—	—	40,902
U.S. corporate securities:
Estimated life of one year or less	5,236	—	(1)	5,235
Estimated life of one to three years	3,147	—	(13)	3,134
Total marketable securities	$72,340	$—	$(169)	$72,171

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

PRAECIS PHARMACEUTICALS INCORPORATED
Notes to Consolidated Financial Statements (Continued)

4. Inventory (Continued)

The components of inventory are as follows:

	December 31,
	2004	2005
	(in thousands)
Raw materials	$1,644	$—
Work-in-process	2,442	1,532
Finished goods	143	154
Total inventory	4,229	1,686
Less current portion	(93)	(154)
Long-term inventory	$4,136	$1,532

Raw materials, work-in-process and finished goods inventories consist of materials, labor and manufacturing overhead. The Company classifies any inventory that is estimated to be sold in the next twelve months as current inventory, with the remaining amount classified as long-term inventory. The current portion of inventory at December 31, 2005 was approximately $154,000. Much of the raw material used to produce Plenaxis (including the active pharmaceutical ingredient) was expensed as research and development costs prior to the FDA granting approval in November 2003 for the commercial sale of Plenaxis in the United States.

In connection with the Company’s strategic restructuring announced in May 2005, the Company discontinued promotional activities related to Plenaxis and the sale of Plenaxis for new patients in the United States. As a result, the Company wrote down approximately $3.5 million of inventory during 2005 that it estimated to be in excess of its expected requirements. This amount is classified in cost of goods sold in the consolidated statement of operations for the year ended December 31, 2005. The remaining inventory balance of approximately $1.7 million at December 31, 2005 consists of materials that are expected to be used in connection with the commercialization of Plenaxis by a third party in Europe and other territories following a license or sale transaction relating to the product. In September 2005, the Company received marketing authorization for Plenaxis in Germany. The Company is actively pursuing, with the assistance of an investment banking firm, the disposition of its Plenaxis assets through a license or sale transaction, and such a possible transaction is currently being evaluated by several interested parties.

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

PRAECIS PHARMACEUTICALS INCORPORATED
Notes to Consolidated Financial Statements (Continued)

6.   Property and Equipment

Property and equipment consist of the following:

	December 31,
	2004	2005
	(in thousands)
Building	$56,675	$—
Land	10,500	—
Laboratory, computer and office equipment	16,808	15,252
Construction in progress	768	1,923
	84,751	17,175
Less: accumulated depreciation	20,213	13,616
	$64,538	$3,559

In connection with the Company’s strategic restructuring announced in May 2005, the Company performed an assessment and determined that its approximately 180,000 square foot corporate headquarters and research facility (the “Facility”) was impaired. As a result, during 2005, the Company recorded a non-cash impairment charge of approximately $19.7 million. As described in Note 13, the Company sold the Facility in October 2005 and executed a lease for approximately 65,000 square feet of space within the Facility.

7.   Accrued Expenses

Accrued expenses consist of the following:

	December 31,
	2004	2005
	(in thousands)
Clinical trial costs	$1,913	$701
Accrued compensation	1,831	1,222
Unvouchered invoices	144	559
Professional services	671	519
Other	1,526	372
	$6,085	$3,373

8.   Restructuring

On May 19, 2005, the Company’s Board of Directors approved a strategic restructuring to focus the Company’s resources on its most promising assets and programs and significantly reduce its cost structure. The strategic restructuring included voluntarily discontinuing promotional activities related to Plenaxis and the sale of Plenaxis for new patients in the United States; voluntarily suspending the ongoing clinical development of Apan, the Company’s drug candidate for Alzheimer’s disease; and implementing a reduction of the Company’s 182-person headcount by approximately 60%.

During the year ended December 31, 2005, the Company recorded approximately $28.7 million of restructuring and asset impairment expenses under SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS No. 146”). The Company also recorded a non-cash impairment charge in cost of goods sold of approximately $3.5 million related to inventory due to the discontinuation of promotional activities relating to Plenaxis and the sale of Plenaxis for new patients in the United States. Included in restructuring and asset impairment expenses are cash charges of approximately $2.6 million for

PRAECIS PHARMACEUTICALS INCORPORATED
Notes to Consolidated Financial Statements (Continued)

8. Restructuring (Continued)

employee severance, benefits and related costs, approximately $0.2 million associated with the termination of various contracts and approximately $0.2 million of other associated costs. In addition, a non-cash charge of approximately $19.7 million was recorded under SFAS No. 144 relating to the impairment of the Facility. The Company also determined that its commitments under certain existing Plenaxis manufacturing and supply agreements with third parties exceeded the Company’s estimated future Plenaxis requirements by approximately $7.2 million. During 2005, the Company recorded a charge of approximately $6.0 million which represents the net present value of such excess future commitments. Under SFAS No. 146, the Company is required to expense the remaining $1.2 million of these excess commitments over the remaining term of the applicable manufacturing and supply agreements, which currently range from two to five years.

The following table sets forth the components of the Company’s restructuring and asset impairment expenses for the year ended December 31, 2005 (in thousands):

	Original Charges	Non-Cash Write-off	Amounts Paid Through December 31, 2005	Amounts Accrued as of December 31, 2005
Employee severance, benefits and related costs	$2,555	$—	$2,437	$118
Contract termination costs	168	—	168	—
Other costs	247	—	197	50
Impairment on building	19,676	19,676	—	—
Manufacturing commitments restructuring expense	6,034	—	760	5,274
Total restructuring and asset impairment	28,680	19,676	3,562	5,442
Impairment on inventory	3,493	3,493	—	—
Total	$32,173	$23,169	$3,562	$5,442
Less current portion				(3,608)
Long-term restructuring accrual				$1,834

9.   Stockholders’ Equity

Convertible Preferred Stock

Under the Company’s amended and restated certificate of incorporation, as amended, the Company is authorized to issue 200,000,000 shares of Common Stock and 10,000,000 shares of preferred stock, par value $.01 per share (“Preferred Stock”). The Preferred Stock is issuable in one or more classes or series, each of such classes or series to have such rights and preferences, including voting rights, dividend rights, conversion rights, redemption privileges and liquidation preferences, as may be determined by the Board of Directors. No shares of Preferred Stock have been issued.

Rights Plan

In January 2001, the Company adopted a Rights Agreement (the “Rights Agreement”), commonly known as a “poison pill.” Under the Rights Agreement, the Company distributed certain rights to acquire shares of the Company’s Series A junior participating preferred stock (the “Rights”) as a dividend at the rate of one Right for each outstanding share of Common Stock held of record as of February 5, 2001. As a result of the 1-for-5 reverse stock split of the Common Stock which became effective at 5:00 p.m. Eastern Standard Time on November 1, 2005 (the “Reverse Stock Split Effective Time”), the number of Rights

PRAECIS PHARMACEUTICALS INCORPORATED
Notes to Consolidated Financial Statements (Continued)

9. Stockholders’ Equity (Continued)

associated with each share of Common Stock was automatically proportionally adjusted so that, at the Reverse Stock Split Effective Time, five (5) Rights were then associated with each share of Common Stock then outstanding. Each share of Common Stock issued after the February 5, 2001 record date and before the Reverse Stock Split Effective Time had an attached Right, and so long as the Rights are attached to the Common Stock and as a result of 1-for-5 reverse stock split, from and after the Reverse Stock Split Effective Time, five (5) Rights (subject to further adjustment pursuant to the provisions of the Rights Agreement) shall be deemed to be delivered for and attached to each share of Common Stock issued by the Company. Under certain conditions involving an acquisition by any person or group of 10% or more of the Common Stock, each Right permits the holder (other than the 10% holder) to purchase Common Stock having a value equal to twice the exercise price of the Right, upon payment of the exercise price of the Right. In addition, in the event of certain business combinations after an acquisition by a person or group of 10% or more of the Common Stock, each Right entitles the holder (other than the 10% holder) to receive, upon payment of the exercise price, Common Stock having a value equal to twice the exercise price of the Right. The Rights have no voting privileges and, unless and until they become exercisable, are attached to, and automatically trade with, the Common Stock. The Rights will terminate upon the earlier of the date of their redemption or ten years from the date of issuance.

Employee Stock Purchase Plan

Under the Company’s Second Amended and Restated Employee Stock Purchase Plan (the “ESPP”), eligible employees may purchase shares of Common Stock at a price per share equal to 85% of the lower of the fair market value per share of Common Stock at the beginning or the end of each six-month period during the term of the ESPP. Participation is limited to the lesser of 10% of the employee’s compensation or $25,000 in any calendar year. In May 2005, the Company’s Board of Directors approved an amendment and restatement of the ESPP to extend its term through June 25, 2007 and provide for withdrawal from the ESPP by employees during a six-month exercise period. During 2003, 2004 and 2005, the Company issued 11,173, 7,414 and 18,361 shares of Common Stock, respectively, under the ESPP.

Stock Option Plan

The Company’s Third Amended and Restated 1995 Stock Plan (the “Plan”) allows for the granting of incentive and nonqualified options and awards to purchase shares of Common Stock. Historically, incentive options granted to employees under the Plan generally vested over a five-year period, with 20% vesting on the first anniversary of the date of grant and the remainder vesting in equal monthly installments thereafter. During 2005, the Company began granting options to employees which vest over a four-year period, with 25% vesting on the first anniversary of the date of grant and the remainder vesting in equal monthly installments thereafter. Nonqualified options issued to non-employee directors and consultants under the Plan generally vest during their period of service with the Company. Options granted under the Plan have a maximum term of ten years from the date of grant. At December 31, 2005, a total of 3,175,000 shares of Common Stock were approved for issuance under the Plan.

PRAECIS PHARMACEUTICALS INCORPORATED
Notes to Consolidated Financial Statements (Continued)

9. Stockholders’ Equity (Continued)

Information regarding options under the Plan is summarized below (in thousands, except price per share data):

	2003		2004		2005
	Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
Options outstanding at January 1,	1,412	$39.10	1,671	$36.65	1,564	$33.43
Granted	319	25.75	409	16.20	469	3.91
Exercised	(31)	11.95	(66)	3.35	—	—
Cancelled	(29)	45.70	(450)	34.15	(351)	26.62
Options outstanding at December 31,	1,671	$36.65	1,564	$33.45	1,682	26.62
Options exercisable at December 31,	926	$34.10	913	$35.80	996	$34.43

The weighted average per share fair value of options granted was $18.52 in 2003, $11.91 in 2004, and $2.67 in 2005. At December 31, 2005, there were 2,226,119 shares of Common Stock reserved for the exercise of stock options and for issuances under the ESPP, including 521,454 and 23,332 shares underlying options available for future grant under the Plan and the ESPP, respectively.

The following table presents weighted average exercise price and weighted average remaining contractual life information about significant option groups outstanding at December 31, 2005 (option amounts in thousands):

	Outstanding as of December 31, 2005			Exercisable as of December 31, 2005
Exercise Price	Number	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Number	Weighted- Average Exercise Price
$1.33–$4.08	518	7.2	$2.89	128	$1.37
$7.30–$11.10	217	7.4	$9.21	97	$9.05
$12.25–$18.55	360	5.4	$16.32	291	$16.45
$20.00–$29.90	92	4.4	$23.78	71	$23.39
$31.87–$35.00	264	4.9	$32.64	222	$32.60
$52.24–$81.25	79	5.1	$61.75	72	$62.24
$115.62–$210.00	152	4.9	$129.83	115	$130.84
$1.33–$210.00	1,682	6.0	$26.62	996	$34.43

PRAECIS PHARMACEUTICALS INCORPORATED
Notes to Consolidated Financial Statements (Continued)

10. Income Taxes

The Company has reported no income tax provision or benefit in 2003, 2004 or 2005 due to the significant net operating losses in these years as well as limitations on the recognition of deferred tax assets for financial reporting purposes.

A reconciliation of the Company’s income tax provision to the statutory federal provision is as follows:

	Year Ended December 31,
	2003	2004	2005
	(in thousands)
Statutory federal income tax benefit	$(18,971)	$(19,583)	$(20,802)
Increase in valuation allowance	18,921	19,435	20,709
Other	50	148	93
Income tax provision	$—	$—	$—

Significant components of the Company’s deferred tax assets are as follows:

	December 31,
	2004	2005
	(in thousands)
Deferred tax assets:
Net operating losses	$91,961	$109,009
Deferred revenue	761	—
Property and equipment	10,321	14,421
Accrued expenses	286	2,414
Research and development tax credits	7,259	7,535
Other	111	114
Total deferred tax assets	110,699	133,493
Valuation allowance	(110,699)	(133,493)
	$—	$—

At December 31, 2004 and 2005, the Company has provided a valuation allowance for the value of the deferred tax assets. The valuation allowance increased by approximately $24.2 million in 2004 and approximately $22.8 million in 2005 due primarily to the increase in net operating losses and tax credit carryforwards. The Company has federal net operating loss carryforwards in the amount of approximately $273.5 million, which expire through 2025. Due to anticipated operating losses in the future, the Company believes that it is more likely than not that it will not realize the net deferred tax assets in the future and has provided an appropriate valuation allowance.

Any subsequent recognized tax benefits relating to a reduction in the valuation allowance for deferred tax assets as of December 31, 2005 would be allocated as follows (in thousands):

Reported in the statement of operations.	$128,804
Reported in additional paid-in capital	4,689
$133,493

PRAECIS PHARMACEUTICALS INCORPORATED
Notes to Consolidated Financial Statements (Continued)

11. Corporate Collaborations

Schering AG Agreement

In April 2004, the Company entered into the Schering AG Agreement, whereby the Company granted exclusive rights to Schering AG to commercialize Plenaxis in the field of prostate cancer in Europe, Russia, the Middle East, South Africa, Australia and New Zealand. On September 27, 2005, the Company received marketing authorization for Plenaxis in Germany. On September 28, 2005, the Company received written notice from Schering AG that it was exercising its right to terminate the Schering AG Agreement due to the Company not having received marketing authorization for Plenaxis in Germany with a requisite label by June 30, 2005. Under the Schering AG Agreement, as a result of the termination, all of Schering AG’s rights and licenses with respect to Plenaxis have ceased.

The Schering AG Agreement provided for a combination of upfront, regulatory approval and performance-based milestone payments, as well as a share of revenue through transfer price payments. The Company received a $2.0 million signing payment from Schering AG in 2004, which the Company was recognizing as revenue ratably over a period through 2016 based on the remaining patent life of Plenaxis in Europe. Due to the termination of the Schering AG Agreement in September 2005, the Company recognized approximately $1.9 million in revenues for the year ended December 31, 2005, representing the remaining deferred revenue from the $2.0 million signing payment. In October 2005, in connection with the termination of the Schering AG Agreement, the parties entered into a settlement agreement whereby Schering AG paid the Company $4.0 million, representing full and complete satisfaction of Schering AG’s obligations under the Schering AG Agreement arising prior to its termination. The Company recognized the $4.0 million payment as license revenues during the fourth quarter of 2005. The settlement agreement also included mutual releases of any and all claims under or relating to the Schering AG Agreement.

12. Mortgage Financing

In July 2000, in connection with the purchase of the Facility, the Company entered into an acquisition and construction loan agreement providing for up to $33.0 million in financing for the acquisition of, and improvements to, the Facility. In June 2004, the acquisition and construction loan agreement was amended (the “Amended Loan Agreement”) to extend the maturity date of the loan and modify certain other terms of the original agreement. The interest rate was fixed at 5.95% through April 2009 and at a floating rate for the remainder of the term. Principal and interest were payable through a fixed monthly payment of approximately $207,000, with the principal portion being calculated using a 25-year amortization schedule.

In October 2005, the Company completed the sale of its Facility to an independent third party. In connection with the sale of the Facility, the Company retired the outstanding loan under the Amended Loan Agreement by paying the remaining principal balance of approximately $32.0 million and terminated the mortgage on the Facility. Interest paid under the Amended Loan Agreement approximated interest expense in 2003, 2004 and 2005.

13.  Sale of Facility and Partial Leaseback

In connection with the Company’s strategic restructuring in May 2005, the Company recorded a non-cash impairment charge of approximately $19.7 million related to the Facility as part of restructuring and asset impairment expenses under SFAS No. 144. In July 2005, the Company determined that the “held-for-sale” criteria had been met under SFAS No. 144 and accordingly, the Facility was no longer depreciated. As set forth in Note 12 above, in October 2005 the Company sold the Facility for gross proceeds of $51.25 million and realized proceeds, net of fees and expenses, of approximately $50.4 million. The

PRAECIS PHARMACEUTICALS INCORPORATED
Notes to Consolidated Financial Statements (Continued)

13.  Sale of Facility and Partial Leaseback (Continued)

Company used a portion of the proceeds from the sale to retire the loan under the Amended Loan Agreement of approximately $31.6 million and terminate the mortgage on the Facility.

In connection with the sale of the Facility, the Company executed a lease (the “Lease Agreement”) for approximately 65,000 square feet of office and laboratory space in the Facility for an initial term of five years at an initial annual rent of approximately $2.1 million, subject to an increase in years three through five of the initial term. Under the Lease Agreement, the Company is required to pay all real estate taxes and other operating expenses for the leased premises and has options to extend the lease for up to three additional five-year terms.

In connection with the Lease Agreement, the Company is required to maintain, on behalf of the landlord, an irrevocable letter of credit with a bank in the amount of $710,000 during the first three years of the lease term and $382,000 for the remainder of the lease term. This letter of credit is guaranteed by a restricted cash deposit held by the bank as security for the letter of credit.

In connection with the sale of the Facility, the Company realized a total gain of approximately $10.5 million representing the difference between the purchase price, net of broker commissions and closing costs, and the net book value of the Facility. The difference between the total gain on the sale of the Facility and the net present value of the future minimum lease payments under the Lease Agreement is approximately $1.4 million, which the Company recognized as a gain during 2005, while the remaining amount of the gain of approximately $9.1 million will be recorded as a reduction of rent expense over the initial term of the Lease Agreement. The amortization of the deferred gain will be approximately $1.8 million in each of the years ended December 31, 2006 through December 31, 2009, and approximately $1.5 million in the year ended December 31, 2010. Facility rent expense, net of amortization of the deferred gain, from the inception of the lease through December 31, 2005, was approximately $0.2 million.

The minimum rental commitments under the Lease Agreement are as follows (in thousands):

2006	$2,128
2007	2,155
2008	2,291
2009	2,291
2010	1,909
Total minimum lease payments	$10,774

14. Commitments and Contingencies

Indiana University Foundation (“IUF”) License Agreement

The Company has a license agreement with IUF, which was assigned by IUF to IUF’s Advanced Research and Technology Institute, Inc., with respect to rights to Plenaxis and certain related technology. Under the license agreement, the Company has agreed to pay (a) fees of $0.3 million, (b) up to an additional $4.3 million upon achievement of specific milestones and (c) a royalty percentage of net sales of licensed products. The Company made milestone payments of $1.0 million in 2003, milestone and royalty payments of approximately $1.0 million in 2004 and royalty payments of approximately $48,000 in 2005 under the IUF agreement. These amounts have been recorded as expenses during the periods amounts were paid. As of December 31, 2005, $1.5 million in milestones remain subject to future achievement.

PRAECIS PHARMACEUTICALS INCORPORATED
Notes to Consolidated Financial Statements (Continued)

14. Commitments and Contingencies (Continued)

Baxter Pharmaceutical Solutions LLC (“Baxter”)

On December 4, 2002, the Company signed a five-year commercial supply agreement (the “Baxter Agreement”) with Baxter related to the fill and finish steps of the manufacturing process for Plenaxis. In January 2005, the first anniversary of the first commercial shipment of Plenaxis, the minimum annual purchase commitment increased to $650,000 through 2007. The Company made payments under the Baxter Agreement of approximately $1.8 million, $1.0 million and $0.3 million during 2003, 2004 and 2005, respectively.

Cambrex Charles City, Inc. (“Cambrex”)

In July 1998, the Company entered into a seven-year supply agreement with Cambrex (formerly Salsbury Chemicals, Inc.) for the manufacture of the commercial depot formulation of Plenaxis. The Company retains all rights in manufacturing technology developed in connection with this agreement. In July 2004, the supply agreement was amended. Under the amendment, the term of the original agreement was extended for an additional five years (through July 2010) and the minimum annual purchase commitment through 2010 was increased to $900,000. The Company made payments to Cambrex of approximately $0.6 million, $1.1 million and $0.7 million during 2003, 2004 and 2005, respectively.

UCB S.A. (“UCB”)

In July 2000, the Company entered into a development and supply agreement with UCB under which UCB supplies the Company with commercial volumes of the active pharmaceutical ingredient, or API, for Plenaxis (the “UCB Agreement”). In connection with an amendment to the UCB Agreement executed in August 2004, the Company committed to purchase a specified quantity of API for delivery in 2005, for an aggregate purchase price of $3.9 million. In addition, the Company committed to purchase additional raw materials used in the manufacture of API for an aggregate purchase price of approximately $3.4 million, to be paid through specified annual commitments through 2009. UCB has granted the Company the option, in lieu of purchasing the additional raw materials, to purchase each year quantities of API produced using such materials. The option can be exercised in whole or in part. Raw materials purchased in one year can be utilized at a later date for the manufacture of API, and the Company will be credited the cost of such previously purchased materials. The minimum purchase commitment for raw materials for 2006 is $600,000. The Company made payments under the UCB Agreement of approximately $4.3 million, $1.1 million and $1.8 million during 2003, 2004 and 2005, respectively

In January 2006, the Company further amended its existing agreement with UCB. Under the amendment, UCB agreed to suspend certain in-process manufacturing and process development work in return for a payment covering the estimated value of the work carried out to date. As of December 31, 2005, the full value of these manufacturing and process development activities under the agreement was approximately $2.2 million. During 2005, the Company included this amount as part of its accrued restructuring expense for the excess future commitments related to this agreement. Pursuant to the amendment, in consideration for the suspension of these activities, UCB agreed to a partial payment of approximately $1.6 million. This payment was made upon signing of the amendment in January 2006. The Company will reduce the excess liability by approximately $0.6 million through a reduction to restructuring expense in the first quarter of 2006.

The UCB Agreement was assigned to the Company by Amgen Inc. effective as of December 17, 2001. In February 2006, Lonza Ltd. acquired UCB-Bioproducts, the manufacturing division of UCB, and assumed all of UCB’s rights and obligations under the UCB Agreement in connection with the acquisition.

PRAECIS PHARMACEUTICALS INCORPORATED
Notes to Consolidated Financial Statements (Continued)

14. Commitments and Contingencies (Continued)

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

On August 1, 2005, lead plaintiffs filed a consolidated amended complaint. Lead plaintiffs generally allege securities fraud during the period from November 25, 2003 through December 6, 2004. The consolidated amended complaint purports to assert claims under Sections 10(b) and 20(a) of the Securities and Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, and alleges that the Company and the individually named defendants made materially false and misleading public statements concerning the Company’s business and financial results, particularly relating to statements regarding the commercialization of Plenaxis, thereby allegedly causing plaintiffs to purchase the Company’s securities at artificially inflated prices. At this time, plaintiffs have not specified the amount of damages they are seeking in the actions. On September 12, 2005, the Company and the individual defendants filed a Motion to Dismiss the consolidated amended complaint in its entirety. On October 24, 2005, lead plaintiffs filed an Opposition to the Company’s Motion to Dismiss and the defendants filed a reply on November 14, 2005. On January 17, 2006, the Court heard oral argument on the Motion to Dismiss and took the matter under advisement.

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

Exhibit Index

Exhibit No.		Exhibit
3.1		Amended and Restated Certificate of Incorporation (2)
3.2		Certificate of Amendment (effecting reverse stock split) (14)
3.3		Third Amended and Restated By-Laws (7)
4.1		Specimen certificate representing shares of common stock (post-reverse stock split) (14)
4.2		Rights Agreement between PRAECIS and American Stock Transfer & Trust Company, as Rights Agent (3)
4.3		Form of Certificate of Designations of Series A Junior Participating Preferred Stock (attached as Exhibit A to the Rights Agreement filed as Exhibit 4.2) (3)
4.4		Form of Rights Certificate (attached as Exhibit B to the Rights Agreement filed as Exhibit 4.2) (3)
10.1	*	Third Amended and Restated 1995 Stock Plan (9)
10.2	*	Form of Incentive Stock Option Agreement (12)
10.3	*	Form of Non-Qualified Stock Option Agreement (12)
10.4	*	Executive Management Bonus Plan, as amended and restated as of September 12, 2002 (6)
10.5	*	Second Amended and Restated Employee Stock Purchase Plan (13)
10.6	*	Management Incentive Program (7)
10.7	*	Letter Agreement dated as of May 9, 2002 between PRAECIS and Malcolm L. Gefter, Ph.D. (5)
10.8	*	Letter Agreement dated as of May 9, 2002 between PRAECIS and Kevin F. McLaughlin (5)
10.9	*	Letter Agreement dated as of May 9, 2002 between PRAECIS and Marc B. Garnick, M.D. (5)
10.10	*	Letter Agreement dated as of September 16, 2004 between PRAECIS and Edward C. English (11)
10.11	*	Letter Agreement dated as of September 16, 2004 between PRAECIS and Richard W. Wagner, Ph.D. (11)
10.12	*	Summary of Executive Officer, Non-Executive Chairman and Non-Employee Director Compensation Arrangements for 2006
10.13	†	License Agreement effective as of October 17, 1996 by and between PRAECIS and Indiana University Foundation, as amended as of June 3, 1998 (1)
10.14	†	Supply Agreement dated as of July 23, 1998 by and between PRAECIS and Salsbury Chemicals, Inc. (1)
10.15	†

Amendment No. 2 dated as of July 1, 2004 by and between PRAECIS and Cambrex Charles City, Inc. (formerly Salsbury Chemicals, Inc.) to the Supply Agreement dated as of July 23, 1998 by and between PRAECIS and Salsbury Chemicals, Inc., as amended (10)

10.16	†

Development and Supply Agreement effective as of June 21, 2000 by and between UCB S.A. and Amgen Inc., as amended by Amendment No. 1 thereto dated as of March 26, 2002 (together with the Assignment of Development and Supply Agreement entered into January 18, 2002 and effective as of December 17, 2001 by and between Amgen Inc. and PRAECIS) (4)

10.17	†	Amendment No. 2 dated as of August 30, 2004 to the Development and Supply Agreement effective as of June 21, 2000 by and between PRAECIS and UCB S.A. (12)
10.18	††	Letter Agreement dated as of January 6, 2006 by and between PRAECIS and UCB S.A.
10.19	†	Commercial Supply Agreement dated December 4, 2002 and effective as of June 1, 2002 by and between Baxter Pharmaceutical Solutions LLC and PRAECIS (7)
10.20		Settlement Agreement and Release dated as October 19, 2005 by and between the PRAECIS and Schering AG
10.21		Real Estate Purchase Agreement dated as of October 11, 2005 between 830 Winter Street LLC and Intercontinental Real Estate Investment Fund III, LLC (14)
10.22		Lease by and between Intercontinental Fund III 830 Winter Street LLC and PRAECIS dated October 18, 2005 (14)
21.1		List of Subsidiaries of PRAECIS (8)
23.1		Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm

24.1	Power of Attorney (included on the signature page of this Report on Form 10-K)
31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

(3)          Incorporated by reference to Registration Statement on Form 8-A filed with the Securities and Exchange Commission on January 26, 2001.

(4)          Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 2001 filed with the Securities and Exchange Commission on April 1, 2002.

(5)          Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 filed with the Securities and Exchange Commission on August 12, 2002.

(6)          Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 filed with the Securities and Exchange Commission on November 14, 2002.

(7)          Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 2002 filed with the Securities and Exchange Commission on March 19, 2003.

(8)          Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 2003 filed with the Securities and Exchange Commission on March 15, 2004.

(9)          Incorporated by reference to Registration Statement on Form S-8 (Registration No. 333-116188) filed with the Securities and Exchange Commission on June 4, 2004.

(10)   Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 filed with the Securities and Exchange Commission on August 9, 2004.

(11)   Incorporated by reference to Current Report on Form 8-K filed with the Securities and Exchange Commission on September 21, 2004.

(12)   Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 filed with the Securities and Exchange Commission on November 9, 2004.

(13)   Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 filed with the Securities and Exchange Commission on August 5, 2005.

(14)   Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 filed with the Securities and Exchange Commission on November 4, 2005.