Form 10-Q
period 2006-03-31
PRAECIS PHARMACEUTICALS INC
filed 2006-05-05
CIK 1033025

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Yes ☐  No ☒

As of April 28, 2006, there were 10,615,593 shares of the registrant’s common stock, $.01 par value, outstanding.

All share and per share amounts, including all common stock equivalents (stock options and the exercise prices thereof), reported in this Quarterly Report on Form 10-Q have been have adjusted for all periods presented to reflect a 1-for-5 reverse split of the registrant’s common stock effected on November 1, 2005.

PRAECIS PHARMACEUTICALS INCORPORATED

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2006

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

PRAECIS PHARMACEUTICALS INCORPORATED

Condensed Consolidated Balance Sheets

(In thousands, except share data)

(Unaudited)

	December 31, 2005	March 31, 2006
Assets
Current assets:
Cash and cash equivalents	$57,088	$49,206
Marketable securities	5,492	3,512
Accounts receivable	184	162
Inventory	154	154
Prepaid expenses and other current assets	742	689
Total current assets	63,660	53,723
Property and equipment, net	3,559	3,895
Inventory	1,532	1,532
Restricted cash	793	793
Total assets	$69,544	$59,943

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$780	$1,043
Accrued expenses	3,373	2,102
Accrued restructuring	3,608	2,096
Deferred gain on sale-leaseback of building	1,818	1,818
Total current liabilities	9,579	7,059

Long-term accrued restructuring	1,834	1,273
Long-term deferred gain on sale-leaseback of building	6,968	6,513

Commitments and contingencies

Stockholders’ equity:
Common Stock, $0.01 par value; 200,000,000 shares authorized; 10,494,174 shares in 2005 and 10,513,055 shares in 2006 issued and outstanding	105	105
Additional paid-in capital	356,234	357,140
Accumulated other comprehensive loss	(90)	(9)
Accumulated deficit	(305,086)	(312,138)
Total stockholders’ equity	51,163	45,098
Total liabilities and stockholders’ equity	$69,544	$59,943

See accompanying notes.

PRAECIS PHARMACEUTICALS INCORPORATED

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2005	2006

Revenues:
Product sales	$804	$136
Licensing and other revenues	77	35
Total revenues	881	171
Costs and expenses:
Cost of goods sold	181	57
Research and development	7,283	6,417
Sales and marketing	3,657	—
General and administrative	1,978	1,845
Restructuring and asset impairment	—	(497)
Total costs and expenses	13,099	7,822

Operating loss	(12,218)	(7,651)
Interest income	360	599
Interest expense	(487)	—
Net loss	$(12,345)	$(7,052)

Basic and diluted net loss per common share	$(1.18)	$(0.67)

Weighted average number of basic and diluted common shares outstanding	10,485	10,505

See accompanying notes.

PRAECIS PHARMACEUTICALS INCORPORATED

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2005	2006

Operating activities:
Net loss	$(12,345)	$(7,052)
Adjustments to reconcile net loss to cash used in operating activities:
Non-cash restructuring	—	(497)
Amortization of deferred gain on sale-leaseback of building	—	(455)
Depreciation	962	336
Stock-based compensation	—	872
Changes in operating assets and liabilities:
Accounts receivable	98	22
Inventory	(791)	—
Prepaid expenses, other current assets and other assets	217	53
Accounts payable	(1,647)	263
Accrued expenses	(1,008)	(1,271)
Accrued restructuring	—	(1,576)
Deferred revenue	(41)	—
Net cash used in operating activities	(14,555)	(9,305)

Investing activities:
Purchase of available-for-sale securities	(13,094)	—
Sales and maturities of available-for-sale securities	60,251	2,061
Purchase of property and equipment	(160)	(672)
Net cash provided by investing activities	46,997	1,389

Financing activities:
Repayments of long-term debt	(146)	—
Proceeds from the issuance of Common Stock	73	34
Net cash (used in) provided by financing activities	(73)	34

Increase (decrease) in cash and cash equivalents	32,369	(7,882)
Cash and cash equivalents at beginning of period	11,178	57,088
Cash and cash equivalents at end of period	$43,547	$49,206

See accompanying notes.

PRAECIS PHARMACEUTICALS INCORPORATED

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.             Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared by PRAECIS PHARMACEUTICALS INCORPORATED (the “Company”) in accordance with accounting principles generally accepted in the United States and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations.  It is suggested that the financial statements be read in conjunction with the audited financial statements and the accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

The information furnished reflects all adjustments which, in the opinion of management, are considered necessary for a fair presentation of results for the interim periods.  Such adjustments consist only of normal recurring items.  It should also be noted that results for the interim periods are not necessarily indicative of the results expected for the full year or any future period.

All share and per share amounts, including all common stock equivalents (stock options and the exercise prices thereof) have been have adjusted for all periods presented to reflect a 1-for-5 reverse split of the Company’s common stock, par value $.01 per share (“Common Stock”), effected on November 1, 2005.  The number of authorized shares of Common Stock was not changed by the reverse stock split and remains at 200,000,000.  The par value of the Common Stock was also not affected by the reverse stock split.

2.             Summary of Significant Accounting Principles

Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Such estimates relate to the useful lives of fixed assets, the net realizable value of inventory, accrued restructuring expenses, other accrued expenses, other reserves, and assumptions used in valuing stock-based compensation awards.  Actual results could differ from those estimates and such differences may be material to the Company’s condensed consolidated financial statements.

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

The components of inventory are as follows:

	December 31, 2005	March 31, 2006
	(in thousands)
Work-in-process	$1,532	$1,532
Finished goods	154	154
Total inventory	1,686	1,686
Less current portion	(154)	(154)
Long-term inventory	$1,532	$1,532

Raw materials, work-in-process and finished goods inventories consist of materials, labor and manufacturing overhead.  The Company classifies any inventory that is estimated to be sold in the next twelve months as current inventory, with the remaining amount classified as long-term inventory.  The current portion of inventory at March 31, 2006 was approximately $154,000.  Much of the raw material used to produce Plenaxis® (including the active pharmaceutical ingredient) was expensed as research and development costs prior to the FDA granting approval for the commercial sale of Plenaxis® in the United States.

In connection with the Company’s strategic restructuring announced in May 2005, the Company voluntarily discontinued promotional activities related to Plenaxis® and the sale of Plenaxis® for new patients in the United States.  As a result, the Company wrote down approximately $3.5 million of inventory during the three months ended June 30, 2005 that it estimated to be in excess of its expected requirements.  This amount was classified in cost of goods sold in the consolidated statement of operations for that period.  The remaining inventory balance of approximately $1.7 million at March 31, 2006 consists of materials that are expected to be used in connection with the commercialization of Plenaxis® by a third party in Europe and other territories following a license or sale transaction relating to the product.  In September 2005, the Company received marketing authorization for Plenaxis® in Germany.  The Company is actively pursuing, with the assistance of an investment banking firm, the disposition of its Plenaxis® assets through a license or sale transaction, and to date, a number of parties have evaluated the opportunity.  The Company’s goal is to announce the conclusion of this process by the end of the second quarter of 2006.

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

Stock-Based Compensation

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, Share-Based Payment—An Amendment of FASB Statements No. 123 and 95 (“SFAS No. 123R”), which requires all companies to measure compensation cost for all share-based payments, including employee stock options, at fair value. Generally, the approach in SFAS No. 123R is similar to the approach described in SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No.123”). However, SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair value over the requisite service period. Pro forma disclosure is no longer an alternative.   In March 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107 (“SAB No. 107”), which expressed the views of the SEC regarding the interaction between SFAS No. 123R and certain rules and regulations of the SEC. SAB No. 107 provides guidance related to the valuation of share-based payment arrangements for public companies, including assumptions such as expected volatility and expected term.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R, using the modified prospective transition method.  Under this transition method, compensation cost recognized in the statement of operations for the three months ended March 31, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123; and (b) compensation cost for all share-based payments granted, modified or settled subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R.  In accordance with the modified prospective transition method, results for prior periods have not been restated.

For the three months ended March 31, 2006, the Company recorded stock-based compensation expense of approximately $864,000 for stock options granted under the Company’s Third Amended and Restated 1995 Stock Plan (the “Plan”) and approximately $8,000 related to the Company’s Second Amended and Restated Employee Stock Purchase Plan (the “ESPP”), of which $647,000 was included in research and development expenses and $225,000 was included in general and administrative expenses.  No amounts relating to stock-based compensation have been capitalized.

The Company currently has the following stock-based employee compensation plans which are subject to the provisions of SFAS No. 123R:

Stock Option Plan - The Plan allows for the granting of incentive and nonqualified options and awards to purchase shares of Common Stock. Historically, incentive options granted to employees under the Plan generally vested over a five-year period, with 20% vesting on the first anniversary of the date of grant and the remainder vesting in equal monthly installments thereafter. During 2005 and thereafter, the Company began granting options to employees which generally vest over a four-year period, with 25% vesting on the first anniversary of the date of grant and the remainder vesting in equal monthly installments thereafter. Nonqualified options issued to non-employee directors and consultants under the Plan generally vest during their period of service with the Company. Options granted under the Plan have a maximum term of ten years from the date of grant. At March 31, 2006, a total of 3,175,000 shares of Common Stock were approved for issuance under the Plan and 542,229 shares underlying options were available for future grant under the Plan.  On March 15, 2006, the Company’s Board of Directors approved, subject to stockholder approval at the Company’s annual meeting scheduled for May 11, 2006, the Fourth Amended and Restated 1995 Stock Plan, which amends and restates the Plan to increase by 500,000, for a total of 3,675,000, the number of shares of Common Stock authorized for issuance under the Plan, permit the grant of restricted stock awards and include certain performance goals for purposes of Section 162(m) of the Internal Revenue Code of 1986, as amended.

Employee Stock Purchase Plan - Under the ESPP, eligible employees may purchase shares of Common Stock at a price per share equal to 85% of the lower of the fair market value per share of Common Stock at the beginning or the end of each six-month period during the term of the ESPP. Participation is limited to the lesser of 10% of the employee’s compensation or $25,000 in any calendar year. In May 2005, the Company’s Board of Directors approved an amendment and restatement of the ESPP to extend its term through June 25, 2007 and provide for withdrawal from the ESPP by employees during a six-month exercise period.   At March 31, 2006, a total of 66,049 shares of Common Stock had been issued under the ESPP and 13,951 shares remained available for issuance.  On March 15, 2006, the Company’s Board of Directors approved, subject to stockholder approval at the Company’s annual meeting scheduled for May 11, 2006, an amendment to the ESPP to increase by 80,000 shares the number of shares of Common Stock reserved for issuance thereunder.

The Company uses the Black-Scholes option pricing model to calculate the fair value on the grant date of stock-based compensation for both stock options granted under the Plan and options to purchase shares granted under the ESPP.  The fair value of stock options granted during the three months ended March 31, 2005 and 2006 was calculated using the following estimated weighted- average assumptions:

	2005	2006
Expected term (years)	6.1	4.5
Volatility	80.8%	68.6%
Risk-free interest rate	4.2%	4.7%

Expected term - The expected term of options granted represents the period of time for which the options are expected to be outstanding and is derived from the Company’s historical stock option exercise experience and option expiration data.  To estimate the expected term, the Company excluded options granted to employees who were terminated in connection with the Company’s strategic restructuring announced in May 2005, which included a reduction of the Company’s 182-person headcount by approximately 60%.  The Company believes that this adjusted historical data is currently the best estimate of the expected term of a new option.  In addition, for purposes of estimating the expected term, the Company has aggregated all individual option awards into one group as the Company does not expect substantial differences in exercise behavior among its employees.

Expected volatility — The expected volatility is a measure of the amount by which the Company’s stock price is expected to fluctuate during the expected term of options granted. The Company determines the expected volatility solely based upon the historical volatility of the Company’s Common Stock over a period commensurate with the option’s expected term.  The Company does not believe that the future volatility of its Common Stock over an option’s expected term is likely to differ significantly from the past.

Risk-free interest rate — The risk-free interest rate is the implied yield available on U.S. Treasury zero-coupon issues with a remaining term equal to the option’s expected term on the grant date.

Expected dividend yield - The Company has never declared or paid any cash dividends on any of its capital stock and does not expect to do so in the foreseeable future.  Accordingly, the Company uses an expected dividend yield of zero to calculate the grant-date fair value of a stock option.

The assumptions used to calculate the grant-date fair value for options to purchase shares granted under the ESPP for the three months ended March 31, 2006 include the following: an expected term of six months, representing the current exercise period for purchases under the ESPP, which began on January 2, 2006 and ends on June 25, 2006; an expected annual volatility of 64.5%; an annualized risk-free interest rate of 4.4%; and a zero expected dividend yield.  The weighted-average per share fair value of options to purchase shares granted under the ESPP during the three months ended March 31, 2006 was $1.30.

The Company recognizes compensation expense on a straight-line basis over the requisite service period based upon options that are ultimately expected to vest, and accordingly, such compensation expense has been adjusted by an amount of estimated forfeitures.  Forfeitures represent only the unvested portion of a surrendered option.  SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Prior to the adoption of SFAS No. 123R, the Company accounted for forfeitures upon occurrence as permitted under SFAS No. 123.  Based on an analysis of historical data, excluding the impact of options granted to employees who were terminated in connection with the Company’s strategic restructuring announced in May 2005, the Company has calculated a 6.0% annual forfeiture rate, which it believes is a reasonable assumption to estimate forfeitures. However, the estimation of forfeitures requires significant judgment, and to the extent actual results or updated estimates differ from the Company’s current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised.

The weighted average per share fair value of stock options granted under the Plan during the three months ended March 31, 2005 and 2006 was $5.57 and $3.50, respectively.

Prior to January 1, 2006, the Company applied the pro forma disclosure requirements under SFAS No. 123 and accounted for its stock-based employee compensation plans using the intrinsic value method under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations.

Accordingly, no stock-based employee compensation cost was recognized in the statement of operations for the three months ended March 31, 2005, as all stock options granted under the Plan had an exercise price equal to the market value of the underlying Common Stock on the date of grant.

The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to options granted under the Plan for the three months ended March 31, 2005.  Since stock-based compensation expense for the three months ended March 31, 2006 was calculated under the provisions of SFAS No. 123R, there is no disclosure of pro forma net loss and net loss per share for that period.  For purposes of the pro forma disclosure for the three months ended March 31, 2005 set forth in the table below, the value of the options is estimated using a Black-Scholes option pricing model and amortized on a straight-line basis to expense over the options’ vesting periods.

Three Months Ended March 31, 2005
(in thousands, except per share data)
Net loss, as reported	$(12,345)
Deduct: Stock-based employee compensation cost that would have been included in the determination of net loss as reported if the fair value method had been applied to all awards	(1,544)
Pro forma net loss	$(13,889)

Basic and diluted net loss per common share, as reported	$(1.18)
Basic and diluted net loss per common share, pro forma (1)	$(1.32)

(1)  The amount for the three months ended March 31, 2005 was originally reported as $(1.45) and has been adjusted due to an error in the calculation.

Information regarding option activity for the three months ended March 31, 2006 under the Plan is summarized below (in thousands, except price per share data):

	Options Outstanding	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term in Years	Aggregate Intrinsic Value

Options outstanding at January 1, 2006	1,682	$26.62
Granted	13	5.72
Exercised	(10)	1.33
Forfeited	(12)	7.20
Expired	(22)	24.69
Options outstanding at March 31, 2006	1,651	$26.77	5.9	$1,215

Options exercisable at March 31, 2006	1,012	$34.55	4.3	$478

Options vested or expected to vest at March 31, 2006	1,564	$27.89	5.8	$1,063

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the closing price of the Common Stock on March 31, 2006 of $5.33 and the exercise price of each in-the-money option) that would have been received by the option holders had all option holders exercised their options on March 31, 2006.  Total intrinsic value of stock options exercised under the Plan for the three months ended March 31, 2006 was $43,000.

As of March 31, 2006, there was $6,043,000 of total unrecognized compensation cost related to unvested share-based awards.  That cost is expected to be recognized over a period of 4.3 years with a weighted-average of 1.2 years.

Revenue Recognition

The Company follows the provisions of the SEC’s SAB No. 104, Revenue Recognition.  The Company recognizes revenues from product sales in the period when the product is delivered, provided there is persuasive evidence that an arrangement exists, the price is fixed or determinable and collection of the related receivable is reasonably assured.  Revenues are recorded net of applicable allowances as provision is made for estimated sales returns, rebates, distributor fees and other applicable discounts and allowances.  Shipping and other distribution costs are charged to cost of product sales. Product revenues are related solely to Plenaxis® for all periods presented in this report.  In connection with the Company’s strategic restructuring announced in May 2005, the Company voluntarily discontinued promotional activities related to Plenaxis® and the sale of Plenaxis® for new patients in the United States.

The Company currently provides substantially all of its distributors with payment terms of up to 120 days on purchases of Plenaxis®.  Through March 31, 2006, payments have generally been made in a timely manner.

The Company analyzes its multiple element arrangements to determine whether the elements can be separated and accounted for individually as separate units of accounting in accordance with EITF No. 00-21, Revenue Arrangements with Multiple Deliverables.  Nonrefundable upfront licensing fees and certain guaranteed, time-based payments that require continuing involvement in the form of development, manufacturing or other commercialization efforts by the Company are recognized as licensing revenue ratably over the period during which the Company is obligated to perform those services.  Milestone payments are recognized as licensing revenue or product sales when the performance obligations, as defined in the contract, are achieved.  Performance milestones typically consist of significant milestones in the development and/or commercialization of a product such as obtaining approval from regulatory agencies and the achievement of targeted sales levels. Reimbursements of development costs are recognized as licensing revenue as the related costs are incurred.

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

Net Loss Per Share

Basic net loss per share is based on the weighted average number of shares of Common Stock outstanding.  For all periods presented, diluted net loss per share of Common Stock is the same as basic net loss per share of Common Stock as the inclusion of Common Stock equivalents, including the effect of stock options, would be antidilutive due to the Company’s net loss position for all periods presented.  Diluted net loss per share of Common Stock excluded 1,561,696 and 1,651,354 Common Stock options for the periods ended March 31, 2005 and 2006, respectively, as their impact would have been antidilutive.

Comprehensive Loss

SFAS No. 130, Reporting Comprehensive Income, establishes standards for the reporting and display of comprehensive income or loss and its components in the condensed consolidated financial statements.  The Company’s accumulated other comprehensive loss is comprised of net unrealized gains or losses on available-for-sale securities.  For the three months ended March 31, 2005 and 2006, comprehensive loss was as follows:

	Three Months Ended March 31,
	2005	2006
	(in thousands)
Net loss	$(12,345)	$(7,052)
Changes in comprehensive loss:
Net unrealized holding gain on investments	9	81
Total comprehensive loss	$(12,336)	$(6,971)

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

During the year ended December 31, 2005, the Company recorded approximately $28.7 million of restructuring and asset impairment expenses under SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS No. 146”).  Included in these restructuring and asset impairment expenses are cash charges of approximately $2.6 million for employee severance, benefits and related costs, approximately $0.2 million associated with the termination of various contracts and approximately $0.2 million of other associated costs.  The Company also recorded a non-cash impairment charge in cost of goods sold of approximately $3.5 million related to inventory due to the discontinuation of promotional activities relating to Plenaxis® and the sale of Plenaxis® for new patients in the United States.  At March 31, 2006, the Company’s condensed consolidated balance sheet includes approximately $1.9 million of Plenaxis®-related equipment and approximately $1.7 million of Plenaxis®-related inventory.

In connection with the restructuring, the Company performed an assessment and determined that its corporate headquarters and research facility (the “Facility”) was impaired.  As a result, a non-cash impairment charge of approximately $19.7 million related to the Facility was recorded as part of restructuring and asset impairment expenses under SFAS No. 144 during the year ended December 31, 2005. The Company obtained an independent appraisal that was based upon a fee simple expected present value technique in combination with an evaluation of comparable assets in the geographic area in order to estimate the fair value of its Facility.

In connection with the restructuring, the Company also determined that its commitments under certain existing manufacturing and supply agreements with third parties exceeded the Company’s estimated future Plenaxis® requirements by approximately $7.2 million.  During the year ended December 31, 2005, the Company recorded a charge of approximately $6.0 million which represents the net present value of such excess future commitments.  Under SFAS No. 146, the Company is required to expense the remaining $1.2 million of these excess commitments over the remaining term of the applicable manufacturing and supply agreements, which currently range from two to five years.

The following table sets forth the components of the Company’s restructuring and asset impairment expenses for the year ended December 31, 2005 (in thousands):

	Original Charges		Non-Cash Write-off		Amounts Paid Through December 31, 2005	Amounts Accrued as of December 31, 2005
Employee severance, benefits and related costs	$2,555		$—		$2,437	$118
Contract termination costs	168		—		168	—
Other costs	247		—		197	50
Impairment on building	19,676		19,676		—	—
Manufacturing commitments restructuring expense	6,034		—		760	5,274
Total restructuring and asset impairment	28,680		19,676		3,562	5,442
Impairment on inventory	3,493	*	3,493	*	—	—
Total	$32,173		$23,169		$3,562	5,442
Less current portion						(3,608)
Long-term restructuring accrual						$1,873

* Amount was recorded in cost of goods sold.

During the three months ended March 31, 2006, the Company recorded additional restructuring expenses of approximately $0.1 million for excess future manufacturing commitments.  In addition, in January 2006, the Company amended a manufacturing and supply agreement to provide for the suspension of certain manufacturing activities in exchange for a reduced payment by the Company of $1.5 million of a $2.1 million excess future commitment.  Accordingly, during the three months ended March 31, 2006, the Company reduced the excess accrued restructuring liability by $0.6 million through a reduction to restructuring expense.  Cash disbursements of approximately $1.6 million were made during the three months ended March 31, 2006 related to restructuring charges.

The following table sets forth the activity and components of the Company’s restructuring and asset impairment expenses for the three months ended March 31, 2006 (in thousands):

	Amounts Accrued as of December 31, 2005	Activity during the three months ended March 31, 2006			Amounts Accrued as of March 31, 2006
		Additional Charges	Reversal of Charges	Amounts Paid
Employee severance, benefits and related costs	$118	$—	$—	$76	$42
Other costs	50	—	—	—	50
Manufacturing commitments restructuring expense	5,274	103	(600)	1,500	3,277
Total restructuring and asset impairment.	5,442	103	(600)	1,576	3,369
Impairment on inventory	—	—	—	—	—
Total	$5,442	$103	$(600)	$1,576	3,369
Less current portion.					(2,096)
Long-term restructuring accrual					$1,273

4.             Litigation

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

5.             Subsequent Event

On April 7, 2006, the Company entered into a pilot study and option agreement with SmithKline Beecham Corporation (“SBC”) and Glaxo Group Limited (“GGL”), relating to the Company’s DirectSelect™ drug discovery technology (the “Pilot Study Agreement”).  In connection with the execution of the Pilot Study Agreement, the Company concurrently entered into a stock purchase agreement (the “Stock Purchase Agreement”) with SBC and GGL (SBC and GGL together, the “Investor”).  Under the Stock Purchase Agreement, on April 28, 2006 the Investor purchased 102,538 unregistered shares of Common Stock at $4.88 per share, for an aggregate purchase price of $500,000.  Under the terms of the Stock Purchase Agreement, the per share price was determined based upon the average of the daily closing prices per share of the Common Stock on The Nasdaq National Market, as reported in the Wall Street Journal, over the trading days during the period beginning on, and including, March 11, 2006, and ending on, and including, April 25, 2006.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of our financial condition and results of operations should be read together with the condensed consolidated financial statements and accompanying notes to those statements included elsewhere in this Form 10-Q.  This Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties.  All statements other than statements of historical information set forth herein are forward-looking and may contain information about financial results, events, economic conditions, trends and known uncertainties.  Actual results and events could differ materially from those discussed in these forward-looking statements as a result of a number of factors, which include those discussed in this section and elsewhere in this report under Part II, Item 1A — Risk Factors, and the risks discussed in our other filings with the Securities and Exchange Commission.  Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis, judgment, belief or expectation only as of the date hereof.  PRAECIS undertakes no obligation to publicly reissue or modify these forward-looking statements to reflect events or circumstances that arise after the date hereof.

Overview

We are a biopharmaceutical company focused on utilizing our DirectSelect™ and other proprietary technologies to discover, in a rapid and efficient manner, novel, orally-available compounds with the potential to address unmet medical needs or improve existing therapies.  We intend to collaborate with pharmaceutical and biotechnology companies on the discovery and development of these compounds across a broad range of therapeutic areas, and recently entered into two pilot agreements. We also intend to select promising compounds for internal development and will partner these compounds at various stages of development to optimize their value to the Company.  We currently do not intend to independently market the products that may ultimately result from our discovery and development efforts. The key elements of our strategy include:

•              Continuing to develop and enhance our DirectSelect™ technology, entering into pharmaceutical partnerships for drug discovery and development utilizing this technology that will provide significant cash to us, and expanding our own proprietary development pipeline; and

•              Advancing PPI-2458 through a phase 1 trial in cancer patients and continuing preclinical evaluation of the compound in inflammatory and autoimmune disorders, including rheumatoid arthritis, with a goal of partnering this program in one or more indications as clinical development advances.

Additionally, as part of our strategy to focus our resources and attention on advancing our DirectSelect™ and PPI-2458 programs, we are actively pursuing, with the assistance of an investment banking firm, the disposition of our Plenaxis® assets through a license or sale transaction.  To date, a number of parties have evaluated the opportunity and our goal is to announce the conclusion of this process by the end of the second quarter of 2006.

We are focusing our research efforts on developing and enhancing a novel drug discovery technology, DirectSelect™, which we believe may be an important tool for the future of drug discovery and development.  We believe that DirectSelect™, which enables the generation and practical use of ultra-large libraries for the discovery of orally active compounds for drug development, will allow us to more rapidly and directly identify orally available compounds with high affinity and specificity than has routinely been possible using traditional drug discovery methods.  During 2005 and the first quarter of 2006, we continued to expand our library collection to greater than five billion compounds and we are focusing on the creation of novel drug-like molecules in unpatented chemical space.  We continue to incorporate multiple new chemistries and scaffolds into these libraries.  We are applying DirectSelect™ to a number of therapeutic targets of interest to us and in connection with these efforts, we have identified inhibitors to four targets: three kinase and one protease.  We intend to use this technology to expand our own proprietary development pipeline.

In addition to our internal efforts to develop and enhance DirectSelect™, our strategic operating plan includes entering into drug discovery and development partnerships utilizing DirectSelect™.  In March 2006, we entered into a technology transfer and option agreement with Gilead Sciences, Inc.  Under the agreement, we will utilize DirectSelect™ to identify lead drug candidates for an antiviral target supplied by Gilead.  The companies will collaborate to identify lead molecules that have defined activities against the antiviral target.  Each company will fund its own efforts during the course of the research collaboration.  We will own any lead molecules identified during the course of the research collaboration.  Gilead has an exclusive option to enter into a license agreement for any lead molecules so identified.

In addition, in April 2006, we entered into a two year pilot study and option agreement with GlaxoSmithKline, through its recently established Center of Excellence for External Drug Discovery, or CEEDD.  The goal of this pilot study is to apply DirectSelect™ to identify small molecule lead drug candidates against a diverse set of four targets selected by GlaxoSmithKline.  Under the terms of the agreement, following our identification of lead compounds meeting pre-established success criteria against at least one of the specified targets, GlaxoSmithKline will have the exclusive option to enter into a broader strategic alliance for further discovery and development of such lead compounds.  The pilot agreement contemplates that any broader strategic alliance could cover one or more of the targets included in the pilot study, as well as additional targets as may be agreed upon by the parties.  During the pilot study, we will be entitled to receive a $500,000 milestone payment with respect to each of the first two targets for which lead compounds are identified meeting the pre-established success criteria.

In connection with the execution of the pilot study agreement, we concurrently entered into a stock purchase agreement with GlaxoSmithKline, pursuant to which we sold, on April 28, 2006, 102,538 unregistered shares of our common stock at $4.88 per share, for an aggregate purchase price of $500,000.

We are continuing to initiate and advance research collaboration discussions with other major pharmaceutical companies with respect to DirectSelect™.

We are also focusing our research and development efforts on PPI-2458, a novel, proprietary oral compound targeted at the inhibition of the enzyme methionine aminopeptidase type 2, or MetAP-2.  We believe that, due to its antiproliferative and antiangiogenic activity, PPI-2458 has the potential to address broad therapeutic areas, and we are currently in the process of establishing a plan for additional clinical studies for this compound.  In late 2004, we opened a phase 1 clinical trial of PPI-2458 in non-Hodgkin’s lymphoma patients.  During the first quarter of 2005, we expanded the enrollment criteria of this trial to include patients with solid tumors.  While the clinical trial is still in its early stages, thus far oral dosing of PPI-2458 has been well tolerated and has produced substantial inhibition of molecular targeted MetAP-2 activity in most subjects evaluated.  Our goal is to present preliminary data from our phase 1 trial during the fourth quarter of 2006.  In addition to the ongoing clinical program in cancer patients, based on preclinical data we have generated, we believe PPI-2458 could be a potential treatment with disease modifying activity for rheumatoid arthritis and other inflammatory and autoimmune disorders, and we are actively investigating various strategic partnering and clinical development alternatives for PPI-2458 in these indications.  In light of the anticipated development costs associated with the PPI-2458 clinical program, we anticipate seeking a partner for this program in one or more indications as clinical development advances.

During 2005, we fundamentally altered our strategic operating plan to focus our efforts on early stage research and development activities.  On May 19, 2005, our board of directors approved a strategic restructuring to focus the Company’s resources on our most promising assets and programs and significantly reduce our cost structure.  The strategic restructuring included voluntarily discontinuing promotional activities related to Plenaxis® and the sale of Plenaxis® for new patients in the United States; voluntarily suspending the ongoing clinical development of Apan™, our drug candidate for Alzheimer’s disease; and implementing a reduction of our 182-person headcount by approximately 60% to approximately 75 full-time employees.  As of March 31, 2006, we had 79 full-time employees, 65 of whom were research and development personnel and 14 of whom were general and administrative personnel.  This compares to 176 full-time employees as of March 31, 2005.

Plenaxis® continues to be available to those patients in the United States who had already received the drug at the time we announced our strategic restructuring.  Plenaxis® was approved by the FDA in November 2003.  We launched the product in the United States using our own dedicated marketing and sales team in early 2004, but product sales were significantly lower than expected.  In September 2005, we received marketing authorization for Plenaxis® from German regulatory authorities.  Shortly after our receipt of the German approval, we received notice from Schering AG, of Berlin, Germany, that it was exercising its right to terminate its license, supply and distribution agreement with us due to our not having received marketing authorization for Plenaxis® in Germany with a requisite label by June 30, 2005.  Under the agreement, as a result of the termination, all of Schering AG’s rights and licenses with respect to Plenaxis® ceased.  We received a $2.0 million signing payment from Schering AG during the second quarter of 2004, which we were recognizing as revenue ratably over a period through 2016 based on the remaining patent life of Plenaxis® in Europe.  Due to the termination of the Schering AG agreement in September 2005, we recognized approximately $1.9 million in revenues for the year ended December 31, 2005, representing the remaining deferred revenue from the $2.0 million signing payment.  In October 2005, in connection with the termination of the Schering AG agreement, the parties entered into a settlement agreement under which Schering AG paid us $4.0 million, representing full and complete satisfaction of its obligations under the agreement arising prior to its termination.  We recognized this $4.0 million payment as revenues in 2005.

Due to our discontinuation of promotional activities related to Plenaxis® in the United States, the termination of the Schering AG agreement and our strategy to focus our resources and attention on advancing our DirectSelect™ and PPI-2458 programs, we are actively pursuing, with the assistance of an investment banking firm, the disposition of our Plenaxis® assets through a license or sale transaction, and to date, a number of parties have evaluated the opportunity.  Our goal is to announce the conclusion of this process by the end of the second quarter of 2006.  However, we cannot assure investors that we will be able to conclude such a transaction in a timely manner and on acceptable terms, or at all.  If we are unable to do so, we do not intend to pursue further the commercialization of Plenaxis® outside the United States and will seek to discontinue all distribution of the product in the United States.  In that event, we would incur a yet undetermined amount of shut-down costs and expenses and would need to devote funds and other resources that would otherwise be available to support our current strategic operating plan.

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

In October 2005, we sold our corporate headquarters and research facility for $51.25 million.  We realized proceeds, net of fees and expenses, of approximately $50.4 million from this sale, and used approximately $31.6 million of the proceeds to retire the outstanding debt obligation related to the facility. The remaining net proceeds of approximately $18.8 million will be used to further our research and development efforts.  In connection with the sale of the facility, we executed a lease for approximately 65,000 square feet of office and laboratory space in this facility.  The lease has an initial term of five years at an annual base rent of approximately $2.1 million for the first two years, increasing to approximately $2.3 million per year for the remaining three years.  We have options to extend the lease for up to three additional five-year terms at then current market rates.  As a result of the sale and partial leaseback of the facility, we realized a total gain of approximately $10.5 million, of which we recognized approximately $1.4 million as a gain during 2005.  The remaining amount of approximately $9.1 million will be recorded as a reduction of rent expense over the initial term of the lease.  During the three months ended March 31, 2006, we recorded a reduction of approximately $0.5 million to rent expense related to this deferred gain.

During 2005, we recorded approximately $28.7 million of restructuring and asset impairment expenses under Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities, or SFAS No. 146.  Included in these restructuring and asset impairment expenses are cash charges of approximately $2.6 million for employee severance, benefits and related costs, approximately $0.2 million associated with the termination of various contracts and approximately $0.2 million of other associated costs.  We also recorded a non-cash impairment charge of approximately $3.5 million related to inventory due to the discontinuation of promotional activities relating to Plenaxis® in the United States and the sale of Plenaxis® for new patients.  In addition, a non-cash impairment charge of approximately $19.7 million was recorded under Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, or SFAS No. 144, relating to the impairment of our corporate headquarters and research facility.

We also determined that our commitments under certain existing manufacturing and supply agreements with third parties exceeded our estimated future Plenaxis® requirements by approximately $7.2 million.  During 2005, we recorded a charge of approximately $6.0 million which represents the net present value of these excess commitments.  Under SFAS No. 146, we are required to expense the remaining $1.2 million of these excess commitments over the remaining term of the applicable manufacturing and supply agreements, which currently range from two to five years.  We recorded restructuring expenses of $0.1 million for these excess commitments during the three months ended March 31, 2006.  In addition, in January 2006, we amended a manufacturing and supply agreement to provide for the suspension of certain manufacturing activities in exchange for a reduced payment of $1.5 million of a $2.1 million excess future commitment.  Accordingly, during the three months ended March 31, 2006, we reduced the excess accrued restructuring liability by $0.6 million through a reduction to restructuring expense.

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

Most of our expenditures to date have been for drug development, the development of our drug discovery technologies, commercialization activities related to Plenaxis® and for general and administrative expenses.  Our accumulated deficit as of March 31, 2006 was approximately $312.1 million.  We have incurred net operating losses since fiscal 2000 and expect to continue to incur such losses for at least the next several years.

We believe that our existing cash and investments of approximately $52.7 million at March 31, 2006 will be sufficient to meet our working capital and capital expenditure needs, at current levels, through approximately the end of 2007.  Given the uncertainty of timing related to the key elements of our strategy, we are not providing earnings or cash guidance for quarterly or annual periods.  If we are able to successfully carry out key elements of our strategic operating plan by establishing partnerships relating to our DirectSelect™ technology or our PPI-2458 program that provide significant cash to us, or if we are able to realize significant value from the disposition of our Plenaxis® assets, we may have available resources to allow us to pursue our strategic operating plan beyond the end of 2007.  However, we cannot assure investors that we will be able to enter into appropriate collaborative arrangements relating to our DirectSelect™ technology or our PPI-2458 program that will provide significant cash to us, or realize significant value from the disposition of our Plenaxis® assets.  If we are unable to successfully and in a timely manner carry out key elements of our strategic operating plan and realize significant value from the disposition of our Plenaxis® assets, we will have to obtain additional funding in 2007 or significantly modify our strategic operating plan, including by curtailing or eliminating certain elements of our operations.  We have no committed sources of capital and do not know whether additional financing will be available when needed, or, if available, that the terms will be acceptable to us.  If we are required to raise money in the future and we experience difficulties or are unable to do so, it could become necessary for us to cease operations or seek protection under state or federal insolvency or bankruptcy laws.

Critical Accounting Policies

While our significant accounting policies are more fully described in Note 2 to our condensed consolidated financial statements appearing elsewhere in this report, we believe the following accounting policies to be critical:

Use of Estimates.  We prepare our financial statements in accordance with accounting principles generally accepted in the United States. These principles require that we make estimates and use assumptions that affect the reporting of our assets and our liabilities as well as the disclosures that we make regarding assets and liabilities and revenues and expenses that are contingent upon uncertain factors as of the reporting date.  Such estimates relate to the useful lives of fixed assets, the net realizable value of inventory, accrued restructuring expenses, other accrued expenses, other reserves, and assumptions used in valuing stock-based compensation awards.  Actual payments, and thus our actual results, could differ from our estimates and such differences may be material to our condensed consolidated financial statements.

Restructuring and Asset Impairment Expenses.  On May 19, 2005, our board of directors approved a strategic restructuring to focus the Company’s resources on our most promising assets and programs and significantly reduce our cost structure.  The strategic restructuring included voluntarily discontinuing promotional activities related to Plenaxis® and the sale of Plenaxis® for new patients in the United States; voluntarily suspending the ongoing clinical development of Apan™; and implementing a reduction of our 182-person headcount by approximately 60%. These restructuring charges were accounted for in accordance with SFAS No. 146.  In determining the manufacturing commitments restructuring expense and inventory impairment, various assumptions were made with respect to future Plenaxis® sales. These assumptions will be reviewed periodically and should these estimates change, adjustments to the net present value of remaining commitments as well as inventory may be necessary in future periods. Please refer to the discussion of Impairment or Disposal of Long-Lived Assets and Inventory appearing directly below, as well as Note 3 — Restructuring, included in our condensed consolidated financial statements appearing elsewhere in this report, for additional information regarding our strategic restructuring. Our balance sheet at March 31, 2006 includes approximately $1.9 million of Plenaxis®-related equipment and approximately $1.7 million of Plenaxis®-related inventory.  We cannot assure investors that we will be able to conclude the disposition of our Plenaxis® assets in a timely manner and on acceptable terms, or at all, and depending on the outcome of our efforts to do so, and the timing of that outcome, we may be required to record a non-cash write-down related to these assets.

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

Inventory.  We value inventory at cost or, if lower, market value. We determine cost using the first-in, first-out method.  We analyze our inventory levels quarterly and write down inventory that has become obsolete, inventory that has a cost basis in excess of its expected net realizable value and inventory in excess of expected requirements, to cost of goods sold.  Expired inventory is disposed of and the related costs are written off.  If actual market conditions are less favorable than as estimated by us, additional write-downs of existing inventory may be required in future periods. We classify any inventory that we estimate to be sold in the next twelve months as current with the remaining amount classified as long-term inventory.  In connection with our strategic restructuring announced in May

2005, we discontinued promotional activities related to Plenaxis® and the sale of Plenaxis® for new patients in the United States.  As a result, we wrote down approximately $3.5 million of inventory during the three months ended June 30, 2005 that we estimated to be in excess of expected requirements.  This amount was classified in cost of goods sold in the consolidated statement of operations for that period.  The remaining inventory balance consists of materials that are expected to be used in connection with the commercialization of Plenaxis® in Europe and other territories by a third party following a license or sale transaction relating to the product.  We have engaged an investment banking firm to explore the disposition of our Plenaxis® assets through a license or sale transaction, , and to date, a number of parties have evaluated the opportunity.  Our goal is to announce the conclusion of this process by the end of the second quarter of 2006.  Our balance sheet at March 31, 2006 includes approximately $1.7 million of Plenaxis®-related inventory.  As noted above, if we are unable to conclude the disposition of our Plenaxis® assets in a timely manner, we may be required to record a non-cash write-down related to this inventory.

Revenue Recognition.  We follow the provisions of the Securities and Exchange Commission’s Staff Accounting Bulletin No. 104, Revenue Recognition.  We recognize revenues from product sales in the period when the product is delivered, provided there is persuasive evidence that an arrangement exists, the price is fixed or determinable and collection of the related receivable is reasonably assured.  Revenues are recorded net of applicable allowances as provision is made for estimated sales returns, rebates, distributor fees and other applicable discounts and allowances.  Shipping and other distribution costs are charged to cost of product sales. Product revenues are related solely to Plenaxis® for all periods presented in this report.  In connection with our strategic restructuring announced in May 2005, we voluntarily discontinued promotional activities related to Plenaxis® and the sale of Plenaxis® for new patients in the United States.

We currently provide substantially all of our distributors with payment terms of up to 120 days on purchases of Plenaxis®.  Through March 31, 2006, payments have generally been made in a timely manner.

We analyze our multiple element arrangements to determine whether the elements can be separated and accounted for individually as separate units of accounting in accordance with EITF No. 00-21, Revenue Arrangements with Multiple Deliverables.  Nonrefundable upfront licensing fees and certain guaranteed, time-based payments that require continuing involvement in the form of development, manufacturing or other commercialization efforts by us are recognized as licensing revenue ratably over the period during which we are obligated to perform those services.  Milestone payments are recognized as licensing revenue or product sales when the performance obligations, as defined in the contract, are achieved.  Performance milestones typically consist of significant milestones in the development and/or commercialization of a product such as obtaining approval from regulatory agencies and the achievement of targeted sales levels. Reimbursements of development costs are recognized as licensing revenue as the related costs are incurred.

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

Stock-based Compensation.  Effective January 1, 2006, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123R, Share-Based Payment — An Amendment of FASB Statements No. 123 and 95,or SFAS No. 123R.  SFAS No. 123R requires companies to measure compensation cost for all share-based awards at fair value on grant date and recognize it as expense ratably over the requisite service period of the award.  We use the Black-Scholes option pricing model to calculate the fair value of share-based awards on the grant date.  This option pricing model requires the input of highly subjective assumptions, including the term during which the awards are expected to be outstanding and the price volatility of the underlying stock.  In addition, SFAS No. 123R requires forfeitures, which represent only the unvested portion of a surrendered award, to be estimated at the time of the grant and revised, if necessary, in subsequent periods.  Please refer to Note 2 — Summary of Significant Accounting Principles, included in the condensed consolidated financial statements appearing elsewhere in this report, for additional information regarding our adoption of SFAS No. 123R.

Management has discussed the development, selection and disclosure of these critical accounting policies with the audit committee of our board of directors.

Results of Operations

Three Months Ended March 31, 2006 Compared To Three Months Ended March 31, 2005

Revenues for the three months ended March 31, 2006 were approximately $0.2 million compared to approximately $0.9 million for the corresponding period in 2005.  Of these amounts, approximately $0.1 million and $0.8 million, respectively, were related to sales of Plenaxis®.  The decrease in revenues was due to the voluntary discontinuation of promotional activities related to Plenaxis® and the sale of Plenaxis® for new patients in the United States in May 2005.  We expect to continue to have a small amount of revenues from Plenaxis® sales during 2006.  Other sources of revenues during 2006 and thereafter may include potential payments under our pilot study and option agreement with GlaxoSmithKline, or potential payments under future partnerships relating to our DirectSelect™ drug discovery technology or PPI-2458 or from a disposition of our Plenaxis® assets through a license or sale transaction, in each case if consummated.  The amount and timing of these other potential sources of revenues will depend on the success of our DirectSelect™ technology and our PPI-2458 clinical development program, and our ability to enter into partnerships with respect to these programs which provide cash to us, and the interest of third parties, if any, in entering into a license or sale transaction relating to Plenaxis®.  We cannot assure investors as to if or when we will receive any such revenues.

Cost of goods sold for the three months ended March 31, 2006 was approximately $57,000 compared to approximately $0.2 million for the corresponding period in 2005.  We expect cost of goods sold to continue to decline for the remainder of 2006, but this will be dependent upon the outcome of the license or sale of Plenaxis®.

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

Members of our research and development team typically work on a number of projects concurrently. In addition, a substantial amount of our fixed costs such as facility and equipment depreciation, utilities and maintenance are shared by our various programs. Accordingly, we have not specifically identified, and do not plan to specifically identify, all costs related to each of our research and development programs.  We estimate that during the three months ended March 31, 2006 and 2005, the majority of our research and development expenses consisted of salaries, benefits, clinical trial costs, manufacturing costs and lab supplies related to the development of our DirectSelect™ technology, as well as our PPI-2458, Plenaxis® and Apan™ clinical development programs.  In addition, research and development expenses for the three months ended March 31, 2006 include stock-based compensation expense due to our adoption of SFAS No. 123R effective January 1, 2006.

Research and development expenses for the three months ended March 31, 2006 decreased 12% to approximately $6.4 million, from approximately $7.3 million for the corresponding period in 2005.  Total personnel-related research and development expenses for the three months ended March 31, 2006 increased approximately $0.1 million due to our adoption of SFAS No. 123R effective January 1, 2006. Stock-based compensation expense of approximately $0.7 million for the three months ended March 31, 2006 more than offset lower personnel-related expenses resulting from our strategic restructuring announced in May 2005.  The decrease in research and development expenses reflects reduced spending in our clinical and preclinical development programs.  Due to our strategic restructuring, spending on the Plenaxis® and Apan™ programs during the three months ended March 31, 2006 decreased by approximately $0.7 million and $0.3 million, respectively, and spending on the PPI-2458 program increased by approximately $0.5 million.  Although we are unable to predict the precise level of spending on individual clinical programs due to the uncertain nature of clinical development, we expect our research and development expenses to increase slightly during 2006 and thereafter, as we continue to develop and enhance our DirectSelect™ technology and utilize this technology to support partnerships and internal programs, and continue our clinical trial of PPI-2458.  The remaining decrease in research and development expenses during the three months ended March 31, 2006 reflects lower depreciation expense of approximately $0.6 million, which was primarily due to the sale of our corporate headquarters and research facility in October 2005, offset by a net increase in third-party laboratory services and supply expenses of approximately $0.2 million.

There were no sales and marketing expenses for the three months ended March 31, 2006, compared to sales and marketing expenses of approximately $3.7 million for the corresponding period in 2005.  The decrease resulted from the voluntary discontinuation of promotional activities related to Plenaxis® in the United States.  Beginning in 2004 through May 2005, we promoted Plenaxis® in the United States through our own marketing and sales team.  In the future, we intend to partner products that may ultimately result from our discovery and development efforts at the appropriate time to maximize the value of the product to the Company.  Accordingly, we currently do not intend to independently market future products and do not expect to incur significant sales and marketing expenses during 2006 or thereafter.

General and administrative expenses for the three months ended March 31, 2006 decreased 7% to approximately $1.8 million from approximately $2.0 million for the corresponding period in 2005.  Total personnel-related general and administrative expenses for the three months ended March 31, 2006 and 2005 were comparable due to our adoption of SFAS No. 123R effective January 1, 2006. Stock-based compensation expense of approximately $0.2 million for the three months ended March 31, 2006 offset lower personnel-related expenses resulting from our strategic restructuring.  The decrease in general and administrative expenses resulted primarily from lower occupancy costs due to the sale of our corporate headquarters and research facility in October 2005.  We expect that general and administrative expenses will increase slightly over current levels for the remainder of 2006.

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

Restructuring and asset impairment expenses for the three months ended March 31, 2006 reflect a reversal of approximately $0.6 million of restructuring expenses previously recorded in the three months ended June 30, 2005, offset by approximately $0.1 million of additional restructuring expenses.  There were no restructuring and asset impairment expenses for the three months ended March 31, 2005.  Please refer to the discussion under “Overview” and “Critical Accounting Policies” in this Item 2, as well as Note 3 – Restructuring, included in our condensed consolidated financial statements appearing elsewhere in this report, for additional information regarding our strategic restructuring.

Net interest income for the three months ended March 31, 2006 was approximately $0.6 million compared to net interest expense of approximately $0.1 million for the corresponding period in 2005. This change was primarily due to the retirement of the outstanding debt related to our corporate headquarters and research facility, which we sold in October 2005.

The provision for income taxes for the three months ended March 31, 2006 and March 31, 2005 was zero.  We anticipate that we will continue to be in a net operating loss carryforward position for the next several years.  Therefore, no tax benefit from our operating losses was recognized.

For the three months ended March 31, 2006, net loss was approximately $7.1 million, or $0.67 per share, compared to a net loss of approximately $12.3 million, or $1.18 per share, for the three months ended March 31, 2005.

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

At March 31, 2006, we had cash, cash equivalents and marketable securities of approximately $52.7 million and working capital of approximately $46.7 million, compared to approximately $62.6 million and $54.1 million, respectively, at December 31, 2005.

We expect to continue to have net operating losses for the next several years as we invest in developing and enhancing our DirectSelect™ technology and advancing PPI-2458, and potentially other proprietary compounds, through clinical and preclinical development.  In order to achieve our business objective, we must successfully carry out the following key elements of our operating plan: continue development and enhancement of our DirectSelect™ technology and use this technology to support pharmaceutical partnerships in drug discovery and development that will provide significant cash to us, as well as to expand our own proprietary development pipeline; and advance PPI-2458 through a phase 1 trial in cancer patients and continue preclinical evaluation of the compound in inflammatory and autoimmune disorders, including rheumatoid arthritis, with a goal of partnering this program in one or more indications as clinical development advances.  Additionally, as part of our strategy to focus our resources and attention on advancing our DirectSelect™ and PPI-2458 programs, we are actively pursuing, with the assistance of an investment banking firm, the disposition of our Plenaxis® assets through a license or sale transaction.

Given the uncertainty of timing related to the key elements of our strategy, we are not providing earnings or cash guidance for quarterly or annual periods.  However, we believe that our existing cash and investments of approximately $52.7 million at March 31, 2006 will be sufficient to meet our working capital and capital expenditure needs, at current levels, through approximately the end of 2007.  If we are able to successfully carry out key elements of our strategic operating plan by establishing partnerships relating to our DirectSelect™ technology or our PPI-2458 program that provide significant cash to us, or if we are able to realize significant value from the disposition of our Plenaxis® assets, we may have available resources to allow us to pursue our strategic operating plan beyond the end of 2007.  However, we cannot assure investors that we will be able to enter into appropriate collaborative arrangements relating to our DirectSelect™ technology or our PPI-2458 program that will provide significant cash to us, or realize significant value from the disposition of our Plenaxis® assets.  If we are unable to successfully and in a timely manner carry out key elements of our strategic operating plan and realize significant value from the disposition of our Plenaxis® assets, we will have to obtain additional funding in 2007 or significantly modify our strategic operating plan, including by curtailing or eliminating certain elements of our operations.  We have no committed sources of capital and do not know whether additional financing will be available when needed, or, if available, that the terms will be acceptable to us.  If we are required to raise money in the future and we experience difficulties or are unable to do so, it could become necessary for us to cease operations or seek protection under state or federal insolvency or bankruptcy laws.

For the three months ended March 31, 2006, net cash of approximately $9.3 million was used in operating activities, compared to approximately $14.6 million used in operating activities during the three months ended March 31, 2005. During the three months ended March 31, 2006, our use of cash in operations was due principally to our net loss of approximately $7.1 million and the impact of non-cash charges such as depreciation of approximately $0.3 million and stock-based compensation of approximately $0.9 million offset by non-cash gains, which include the reversal of approximately $0.5 million in accrued restructuring charges and approximately $0.5 million related to the amortization of the deferred gain on the sale of our facility.  Our use of cash in operations for the three months ended March 31, 2006 also includes a reduction of approximately $1.0 million in accounts payable and accrued expenses.  In addition, we made cash payments of approximately $1.6 million associated with accrued restructuring charges during the three months ended March 31, 2006.  During the three months ended March 31, 2005, our use of cash in operations was due principally to our net loss of approximately $12.3 million, inventory build of approximately $0.8 million and the reduction in accounts payable and accrued expenses of approximately $2.7 million, partially offset by depreciation of approximately $1.0 million, with the remainder of approximately $0.2 million due to other working capital changes.

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

Net cash provided by investing activities of approximately $1.4 million for the three months ended March 31, 2006 consisted primarily of maturities of marketable securities of approximately $2.1 million offset by purchases of property and equipment of approximately $0.7 million.  This compares to net cash provided by investing activities of approximately $47.0 million for the corresponding period in 2005, which was related primarily to net sales and maturities of marketable securities of approximately $47.2 million.

Our financing activities for the three months ended March 31, 2006 consisted of approximately $34,000 in proceeds from the issuance of common stock.  Our financing activities for the three months ended March 31, 2005 consisted of $0.1 million in debt principal repayments offset by approximately $73,000 in proceeds from the issuance of common stock.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk.  We have not entered into any instruments for trading purposes.  Some of the securities that we invest in may have market risk. This means that an increase in prevailing interest rates may cause the principal amount of the investment to decrease. To minimize this risk in the future, we maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds and government and non-government debt securities. An immediate hypothetical 100 basis point increase in interest rates would have resulted in an approximate $3,000 decrease in the fair value of our investments as of March 31, 2006. The same hypothetical increase in interest rates as of December 31, 2005 would have resulted in an approximate $5,000 decrease in the fair value of our investments.  As of March 31, 2006 and December 31, 2005, we owned approximately $3.5 million and $5.5 million, respectively, of marketable securities with a weighted-average maturity of approximately one month and four months, respectively.  Due to the conservative nature of our investments and relatively short duration, interest rate risk is mitigated.

ITEM 4.  CONTROLS AND PROCEDURES.

(a)          Disclosure Controls and Procedures.

The Company’s management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2006.  Based on such evaluation, our chief executive officer and chief financial officer have concluded that, as of March 31, 2006, the Company’s disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms of the Securities and Exchange Commission, and is accumulated and communicated to the Company’s management, including the Company’s chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b)          Changes in Internal Control Over Financial Reporting.

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

We cannot assure investors that we will be profitable in the future or, if we attain profitability, that it will be sustainable.  In May 2005, our board of directors approved a strategic restructuring to focus the Company’s resources on our most promising assets and programs and significantly reduce our cost structure.  Under our current strategic operating plan, we are focusing our resources on continuing to develop and enhance our DirectSelect™ technology and seeking to enter into pharmaceutical partnerships for drug discovery and development utilizing this technology that will provide significant cash to us, as well as to expand our own proprietary development pipeline; and advancing the clinical development of PPI-2458, with a goal of partnering this program in one or more indications as clinical development advances.  We are also actively pursuing the disposition of our Plenaxis® assets.   If we are unable to do so in a timely manner and on acceptable terms, we intend to cease distribution of the product in the United States.

To date, we have derived substantially all of our revenues from payments under corporate collaboration and license agreements, and from product sales.  Our marketing and selling efforts with regard to Plenaxis® in the United States were not commercially successful, and we may be unable to successfully discover, develop or market any other products in the future.  Moreover, we may be unable to enter into research collaborations or partnerships with respect to DirectSelect™ or PPI-2458 that provide significant cash to us, or dispose of our Plenaxis® assets in a timely manner and on acceptable terms, or at all.  Our current strategic operating plan includes significant ongoing expenditures to support the continued enhancement of our DirectSelect™ technology and the continuation of our PPI-2458 clinical development program, and for general and administrative purposes.  As of March 31, 2006, we had an accumulated deficit of approximately $312.1 million.  We expect that we will continue to incur significant operating losses for at least the next several years, and we may not be profitable in the future.

If we are unable to successfully and in a timely manner carry out key elements of our strategic operating plan, we will have to obtain additional funding in 2007 or significantly modify our strategic operating plan.

If we are unable to successfully carry out key elements of our strategic operating plan described in the immediately preceding risk factor, we believe that our existing cash and investments of approximately $52.7 million at March 31, 2006 will be sufficient to meet our working capital and capital expenditure needs, at current levels, through approximately the end of 2007.  If we are able to successfully carry out key elements of our strategic operating plan described above, or if we are able to realize significant value from the disposition of our Plenaxis® assets, we may be able, without obtaining additional funding, to continue to meet our working capital and capital expenditure needs beyond that time, although we cannot provide any assurances as to if or for how long we would be able to do so.  If we are unable to successfully and in a timely manner carry out key elements of our strategic operating plan and realize significant value from the disposition of our Plenaxis® assets, we will have to obtain additional funding in 2007 or significantly modify our strategic operating plan, including by curtailing or eliminating certain elements of our operations.  Moreover, if we are unable to dispose of our Plenaxis® assets in a timely manner and on acceptable terms, we intend to cease distribution of Plenaxis® in the United States, in which event, we would incur a yet undetermined amount of shut-down costs and expenses and would need to devote funds and other resources that would otherwise be available to carry out our current strategic operating plan.  We have no committed sources of capital and do not know whether additional financing will be available when needed, or, if available, that the terms will be acceptable to us.

To date, our operations and capital requirements have been financed primarily with the proceeds of public and private sales of common stock and preferred stock, payments under research and development partnerships and collaborative agreements, investment income, revenues from product sales and the net proceeds from the sale of our facility.  However, there can be no assurance that we will be able to sell any securities, enter into additional partnerships and collaborative agreements or borrow funds in the future at favorable terms, or at all.  If we raise additional funds by issuing equity securities, further dilution to existing stockholders will result.  In addition, as a condition to investing in us, future investors may demand, and may be granted, rights superior to those of existing stockholders.  We may also be required to take other actions, which may lessen the value of our common stock or dilute our common stockholders, including borrowing money on terms that are not favorable to us.  If we are required to raise money in the future and we experience difficulties or are unable to do so, it could become necessary for us to cease operations or seek protection under state or federal insolvency or bankruptcy laws.

Our DirectSelect™ drug discovery technology is still under development, and we may not be able to enter into pharmaceutical partnerships with respect to this technology and/or discover compounds that will provide significant cash to us.

We are focusing our early stage drug discovery efforts on our proprietary DirectSelect™ drug discovery technology, and our future success depends in large part on the successful development of this technology, as well as our ability to enter into collaborations relating to this technology that will provide significant cash to us.  We believe that DirectSelect™ is a novel technology that will allow us to rapidly and directly identify compounds that are orally available and have high affinity and specificity.  However, if we are unable to obtain adequate patent protection for our DirectSelect™ technology, another party could offer drug discovery capabilities that directly compete with our capabilities or could attempt to block our ability to practice our technology.  Furthermore, we cannot assure investors that this technology will allow us to offer significant advantages over traditional drug discovery methods or competing technologies.  For example, the feasibility of creating and screening ultra-large advanced combinatorial chemistry libraries resulting in successful leads is still in the development stage.  Moreover, we may not be able to identify novel compounds from the libraries that we create that can address a broad spectrum of targets or that can be rapidly taken into clinical development and that ultimately lead to marketable products.  If we are not successful in continuing to enhance this technology and in identifying product candidate(s) using this technology for either a partner or for internal development, and in realizing significant proceeds through partnerships with respect to, or capital infusions facilitated by, our DirectSelect™ technology or such product candidate(s), we would need to significantly modify our operating plan.

Given our strategic focus on forming partnerships with respect to our DirectSelect™ technology, we are also dependent upon the extent to which pharmaceutical and biotechnology companies continue to collaborate with outside companies to obtain drug discovery expertise.  Our revenue will depend, in part, on research and development expenditures by pharmaceutical and biotechnology companies, particularly companies outsourcing research and development projects and adding new and improved technologies to accelerate their drug discovery and development initiatives.  Our capabilities include aspects of the drug discovery process that pharmaceutical companies have traditionally performed internally.  Although there is a history among pharmaceutical and biotechnology companies of outsourcing drug research and development functions, this practice may not continue.  Our ability to convince one or more of these companies to use and pay for our drug discovery technology and capabilities rather than develop them internally will depend on many factors, including our ability to:

•                                          continue to enhance and refine our DirectSelect™ technology resulting in the identification of high-quality drug candidates;

•                                          identify and retain scientists and discover and utilize technology that are of the highest caliber; and

•                                          achieve intended results in a timely fashion, with acceptable quality and cost.

We also face and will continue to face intense competition from other companies for such collaborative arrangements, and technological and other developments by our competitors may make it more difficult for us to establish such relationships.  If we are unable to continue to attract collaborators, we may never generate revenues from this technology and would be forced to significantly modify our operating plan.

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

Any regulatory approval may be conditioned upon significant labeling requirements and, as in the case of the FDA approval of Plenaxis®, marketing restrictions and post-marketing study commitments.  Such labeling and marketing restrictions could, and in the case of Plenaxis® in the United States, did, materially adversely affect the marketability and/or value of the product.  As part of our strategic restructuring announced in May 2005, we voluntarily discontinued promotional activities related to Plenaxis® and the sale of Plenaxis® for new patients in the United States.  In addition, although Plenaxis® was approved in Germany, our former partner elected to terminate its agreement with us, and we may not be able to license or sell the product to a third party to enable its commercialization in

Germany or to pursue additional regulatory approvals in other countries.

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

If we are unable to successfully carry out key elements of our operating plan, which include the continued clinical development of PPI-2458 and potentially other product candidates discovered using our DirectSelect™ technology, we will need to raise additional capital in 2007 and, if we were unable to do so, it could become necessary for us to cease operations or seek protection under state or federal bankruptcy laws.

We may be unable to enter into and maintain corporate collaborations necessary to support the discovery and development of products using our DirectSelect™ technology or the further development and potential commercialize of PPI-2458 or other potential products in the future.

Our business objective is to utilize our DirectSelect™ and other proprietary technologies to discover, in a rapid and efficient manner, novel, orally-available compounds with the potential to address unmet medical needs or improve existing therapies.  We intend to collaborate with pharmaceutical and biotechnology companies on the discovery and development stages for these compounds across a broad range of therapeutic areas.  We also intend to select promising compounds to retain for internal development and will partner these compounds at various stages of development to optimize their value to the Company.  In addition, we have announced our intention to partner our PPI-2458 program in one or more indications as development advances.  We do not currently intend to independently market the products that may ultimately result from our discovery and development efforts. We cannot assure investors that we will be able to enter into and maintain partnerships and corporate collaborations in a timely manner and on favorable terms, if at all.  Even if we are able to enter into such arrangements, we cannot assure our investors that our future collaborators will meet their obligations to us under our collaboration agreements.  If a partner terminates its agreement with us or fails to perform its obligations, it may delay the discovery and development of product candidates.  As a result, we could have to devote unforeseen additional resources to drug discovery and development or be forced to significantly modify our operating plan.

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

Recruiting and retaining qualified scientific personnel to perform future research and development work also will be critical to our success. Competition for skilled personnel is intense and the turnover rate can be high. We compete with numerous companies and academic and other research institutions for experienced scientists. This competition may limit our ability to recruit and retain qualified personnel on acceptable terms.  Moreover, due to our strategic restructuring in May 2005 and our limited resources compared to many of our competitors, we may face additional challenges when recruiting qualified personnel in the future.  Failure to attract and retain qualified personnel would prevent us from continuing to develop and enhance our DirectSelect™ technology and use this technology to support pharmaceutical partnerships in drug discovery and development that will provide revenues to our Company, as well as to expand our own proprietary development pipeline and advance our PPI-2458 clinical development program.

If we are unsuccessful in entering into a third party sale or license agreement, we do not expect that Plenaxis® will be commercialized outside of the United States or continue to be available for patients in the United States.

Although we have received marketing authorization for Plenaxis® in Germany, we do not have the financial resources or expertise to market the product in Germany or in any other territories outside of the United States. For this reason, we do not intend to seek additional approvals for Plenaxis® in the European Union under the MRP or in any other territory outside the United States.  Moreover, we have announced our intention to dispose of our Plenaxis® assets through a license or sale transaction and have engaged an investment banking firm to assist us with this effort.  If we are unable to license or sell Plenaxis®, in order to continue even the limited ongoing distribution of the product in the United States, we would need to continue to devote funds and other resources to support the costly manufacture of the product and to meet our minimum purchase commitments under our manufacturing agreements.  We cannot assure investors that we will be able to conclude a license or sale transaction in a timely manner and on acceptable terms, or at all.  In that event we do not intend to pursue further the commercialization of Plenaxis® outside of the United States and will seek to discontinue all distribution of Plenaxis® in the United States.  If we so terminate Plenaxis® distribution, we would incur a yet undetermined amount of shut-down costs and expenses and would need to devote funds and other resources that would otherwise be available to support our current operating plan. We have no committed sources of capital and do not know whether additional financing will be available when needed, or, if available, that the terms will be favorable to us.

Because we depend on third parties to rapidly analyze data generated by our DirectSelect™ technology and to conduct laboratory testing and human clinical studies and assist us with regulatory compliance, we may encounter delays in our drug discovery and development efforts.

We currently rely to a large extent on a single vendor to rapidly analyze data generated by our DirectSelect™ technology.  In addition, we have contracts with a limited number of research organizations to design and conduct our laboratory testing, preclinical evaluations and human clinical studies.  If we cannot contract for data analysis and testing activities on acceptable terms, or at all, we may not complete our drug discovery and development efforts in a timely manner.  To the extent we rely on third parties for these activities, we may lose some control over these activities.  For example, third parties may not complete data analysis and testing activities on schedule or when we request them to do so.  In addition, these third parties may conduct these contracted tasks in a manner inconsistent with regulatory requirements or otherwise in a manner that yields misleading or unreliable data.  This, or other failures of these third parties to carry out their duties, could result in significant additional costs and expenses and could delay or prevent our ability to effectively perform our responsibilities under existing or future third-party agreements or utilize our DirectSelect™ technology for internal programs, or further develop PPI-2458 or other future product candidates.

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

We have no direct experience in large-scale product manufacturing, nor do we have the resources or facilities to manufacture on our own products for use in humans. We currently rely on contract manufacturers for the manufacture of PPI-2458 and Plenaxis®, and expect to rely on contract manufacturers for the foreseeable future for the manufacture of any other compounds for later-stage preclinical, clinical and commercial purposes. Third-party manufacturers may not be able to meet our needs as to timing, quantity or quality of materials. If we are unable to contract for a sufficient supply of needed materials on acceptable terms, or if we encounter delays or difficulties in our relationships with manufacturers, our clinical trials may be delayed, thereby preventing or delaying the submission of product candidates for, or the granting of, regulatory approval and the commercialization of our potential products.  Any such delays may lower our future revenues and delay or prevent our attaining or maintaining profitability.

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

Any of these factors could prevent, or cause delays in, obtaining regulatory approvals for PPI-2458 or any other potential product, and the manufacturing, marketing or selling of PPI-2458 or any such other product, and could also result in significantly higher operating expenses.  Any of these factors, insofar as they affect the manufacture of Plenaxis®, could also adversely affect our ability to enter into a license or sale transaction with respect to Plenaxis® in a timely manner and on acceptable terms, or at all.

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

The administration of drugs to humans, whether in clinical trials or commercially, can result in product liability claims whether or not the drugs are actually at fault for causing an injury.  Plenaxis®, PPI-2458, Apan™ or future product candidates may cause, or may appear to have caused, adverse side effects (including death) or potentially dangerous drug interactions that we may not learn about or understand fully until the drug has been administered to patients for some time.

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

We also expect to encounter competition from other companies with technologies similar to our technologies.  For example, if we are unable to obtain adequate patent protection for our DirectSelect™ technology, another company could offer drug discovery capabilities that directly compete with our capabilities or could attempt to block our ability to practice our technology.  Given our strategic focus on forming partnerships with respect to our DirectSelect™ technology, we are also dependent upon the extent to which pharmaceutical and biotechnology companies continue to collaborate with outside companies to obtain drug discovery expertise and our ability to establish and maintain partnerships with such companies.  We also face and will continue to face intense competition from other companies for such collaborative arrangements, and technological and other developments by our competitors may make it more difficult for us to establish such relationships.

The success or continued success of our competitors in any of these efforts may adversely affect our ability to further enhance and refine and partner on favorable terms our DirectSelect™ technology, to develop, partner on favorable terms and commercialize PPI-2458 or other future product candidates, to license or sell Plenaxis® in a timely manner and on acceptable terms, and to ultimately attain and maintain profitability.

If we are unable to obtain and enforce valid patents, we could lose any competitive advantage we may have.

Our success will depend in part on our ability to obtain patents and maintain adequate protection of our technologies and potential products. If we do not adequately protect our intellectual property, competitors may be able to use our technologies and erode any competitive advantage we may have. For example, if we are unable to obtain adequate patent protection for our DirectSelect™ technology, another party could offer drug discovery capabilities that directly compete with our capabilities or could attempt to block our ability to practice our technology.  Additionally, if we lose our patent protection for Plenaxis®, another party could produce and market the compound in direct competition with a potential licensor or purchaser of our Plenaxis® assets, which would adversely affect our ability to dispose of our Plenaxis® assets in a timely manner and on acceptable terms, or at all. Some foreign countries lack rules and methods for defending intellectual property rights and do not protect proprietary rights to the same extent as the United States. Many companies have had difficulty protecting their proprietary rights in certain foreign countries.

Patent positions are sometimes uncertain and usually involve complex legal and factual questions. We can protect our proprietary rights from unauthorized use by third parties only to the extent that our proprietary technologies are covered by valid and enforceable patents or are effectively maintained as trade secrets.  We currently own or have exclusively licensed 32 issued United States patents and 116 granted foreign patents.  We have applied, and will continue to apply, for patents covering both our technologies and products as we deem appropriate. Others may challenge our patent applications or our patent applications may not result in issued patents. Moreover, any issued patents on our own inventions, or those licensed from third parties, may not provide us with adequate protection, or others may challenge the validity of, or seek to narrow or circumvent, these patents.  Third-party patents may impair or block our ability to conduct our business.  Additionally, third parties may independently develop products similar to our products, duplicate our unpatented products, or design around any patented products we develop.

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

We license some of our technology from third parties. Termination of our licenses could require us to delay or discontinue our plan to license or sell Plenaxis® to a third party.  If Indiana University Research & Technology Corporation (formerly known as Advanced Research and Technology Institute, Inc., the assignee of Indiana University Foundation), terminated our license with them due to a breach by us of the terms of that license, the likelihood of our licensing or selling Plenaxis® to a third party on acceptable terms, or at all, would be materially diminished.  We cannot assure investors that we would be able to license substitute technology in the future. Our inability to do so could impair our ability to conduct our business because we may lack the technology, or the necessary rights to technology, required to develop and commercialize our potential products.

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

The market price of our common stock may fluctuate substantially due to a variety of factors, including, but not limited to:

•                                          our ability to enter into partnerships for our DirectSelect™ drug discovery technology and our product candidate, PPI-2458, and the timing and terms of such partnerships;

•                                          the success rate of our discovery efforts, particularly utilizing our DirectSelect™ drug discovery technology for both external and internal programs, and progress or setbacks in our clinical trials;

•                                          our ability to complete, and our announcement of, the disposition of our Plenaxis® assets;

•                                          developments or disputes concerning patents or proprietary rights, including claims of infringement, interference or litigation against us, our licensors or potential licensees;

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

Our quarterly operating results have fluctuated in the past and are likely to do so in the future. These fluctuations could cause our stock price to decline.  Some of the factors that could cause our operating results to fluctuate include:

•                                          the timing of partnerships relating to our DirectSelect™ drug discovery technology and our PPI-2458 program resulting in revenues;

•                                          our ability to license or dispose of, and the timing of any announcement of, the license or disposition of, our Plenaxis® assets resulting in the commercialization of the product in Europe and other territories and in revenues to us; and

•                                          the timing and level of expenses related to our other research and clinical development programs.

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

As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the Securities and Exchange Commission adopted rules requiring many public companies, including the Company, to include in their annual reports on Form 10-K a report of management, based on its assessment of the company’s internal control over financial reporting, as to the effectiveness of such internal control as of the end of the most recent fiscal year.  In addition, under these rules, the independent registered public accounting firm auditing the company’s financial statements must audit and report on management’s assessment and on the effectiveness of the company’s internal control over financial reporting as of such fiscal year end.  Our management reported, based on its assessment, that as of December 31, 2004 our internal control over financial reporting was effective, and our independent registered public accounting firm provided us with an unqualified report as to management’s assessment and the effectiveness of our internal control over financial reporting as of December 31, 2004.  These reports were included in our Annual Report on Form 10-K for the year ended December 31, 2004.  Since we are no longer an “accelerated filer” under rules recently promulgated by the Securities and Exchange Commission, we were not required to include in our Annual Report on Form 10-K for the year ended December 31, 2005 such a report of management based on its assessment, or a report by our independent registered public accounting firm on management’s assessment and the effectiveness, of our internal control over financial reporting as of December 31, 2005.  However, under the current transition rules we will be required to include such reports in our Annual Report for the year ended December 31, 2007 and for subsequent years, and we cannot assure investors that management or our independent registered public accounting firm will be able to provide such reports, or that such reports will be unqualified, as of December 31, 2007 or subsequent year-ends.  In this event, investors could lose confidence in the reliability of our financial statements, which could result in a decrease in the market value of our common stock.

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

ITEM 6.  EXHIBITS.

Exhibit Number	Exhibit

3.1	Amended and Restated Certificate of Incorporation (1)
3.2	Certificate of Amendment (effecting reverse stock split) (4)
3.3	Third Amended and Restated By-Laws (3)
4.1	Specimen certificate representing shares of common stock (post-reverse stock split) (4)
4.2	Rights Agreement between the Registrant and American Stock Transfer & Trust Company, as Rights Agent (2)
4.3	Form of Certificate of Designations of Series A Junior Participating Preferred Stock (attached as Exhibit A to the Rights Agreement filed as Exhibit 4.2 hereto) (2)
4.4	Form of Rights Certificate (attached as Exhibit B to the Rights Agreement filed as Exhibit 4.2 hereto) (2)
10.1††	Letter Agreement dated as of January 6, 2006 by and between PRAECIS and UCB S.A. (5)
31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

(2)                                  Incorporated by reference to Registration Statement on Form 8-A filed with the Securities and Exchange Commission on January 26, 2001.

(3)                                  Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 2002 filed with the Securities and Exchange Commission on March 19, 2003.

(4)                                  Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 filed with the Securities and Exchange Commission on November 4, 2005.

(5)                                  Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission on March 17, 2006.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

PRAECIS PHARMACEUTICALS INCORPORATED

Date: May 5, 2006	By	/s/ Edward C. English
Edward C. English
Chief Financial Officer, Vice President,
Treasurer and Assistant Secretary
(Duly Authorized Officer and Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number

Exhibit

3.1	Amended and Restated Certificate of Incorporation (1)
3.2	Certificate of Amendment (effecting reverse stock split) (4)
3.3	Third Amended and Restated By-Laws (3)
4.1	Specimen certificate representing shares of common stock (post-reverse stock split) (4)
4.2	Rights Agreement between the Registrant and American Stock Transfer & Trust Company, as Rights Agent (2)
4.3	Form of Certificate of Designations of Series A Junior Participating Preferred Stock (attached as Exhibit A to the Rights Agreement filed as Exhibit 4.2 hereto) (2)
4.4	Form of Rights Certificate (attached as Exhibit B to the Rights Agreement filed as Exhibit 4.2 hereto) (2)
10.1††	Letter Agreement dated as of January 6, 2006 by and between PRAECIS and UCB S.A. (5)
31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

††                                    Confidential treatment has been requested for certain portions of this exhibit.  Omitted portions have been filed separately with the Securities and Exchange Commission.

(1)          Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 filed with the Securities and Exchange Commission on June 7, 2000.

(2)          Incorporated by reference to Registration Statement on Form 8-A filed with the Securities and Exchange Commission on January 26, 2001.

(3)          Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 2002 filed with the Securities and Exchange Commission on March 19, 2003.

(4)          Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 filed with the Securities and Exchange Commission on November 4, 2005.

(5)          Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission on March 17, 2006.