Form 10-Q
period 2006-06-30
PRAECIS PHARMACEUTICALS INC
filed 2006-08-04
CIK 1033025

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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
Yes ☐   No ☒

As of July 31, 2006, there were 10,684,217 shares of the registrant’s common stock, $.01 par value, outstanding.

All share and per share amounts, including all common stock equivalents (stock options and the exercise prices thereof), reported in this Quarterly Report on Form 10-Q have been have adjusted for all periods presented to reflect a 1-for-5 reverse split of the registrant’s common stock effected on November 1, 2005.

PRAECIS PHARMACEUTICALS INCORPORATED
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2006

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

PRAECIS PHARMACEUTICALS INCORPORATED
Condensed Consolidated Balance Sheets
(In thousands, except share data)
(Unaudited)

	December 31, 2005	June 30, 2006

Assets
Current assets:
Cash and cash equivalents	$57,088	$46,170
Marketable securities	5,492	—
Accounts receivable	184	65
Inventory	154	—
Prepaid expenses and other current assets	742	1,108
Total current assets	63,660	47,343
Property and equipment, net	3,559	1,775
Inventory	1,532	—
Restricted cash	793	793
Total assets	$69,544	$49,911

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$780	$999
Accrued expenses	3,373	2,229
Accrued restructuring	3,608	4,154
Deferred gain on sale-leaseback of building	1,818	1,818
Total current liabilities	9,579	9,200

Long-term accrued restructuring	1,834	3,105
Long-term deferred gain on sale-leaseback of building	6,968	6,059

Commitments and contingencies

Stockholders’ equity:
Common Stock, $0.01 par value; 200,000,000 shares authorized; 10,494,174 shares in 2005 and 10,632,564 shares in 2006 issued and outstanding	105	106
Additional paid-in capital	356,234	358,652
Accumulated other comprehensive loss	(90)	—
Accumulated deficit	(305,086)	(327,211)
Total stockholders’ equity	51,163	31,547
Total liabilities and stockholders’ equity	$69,544	$49,911

See accompanying notes.

PRAECIS PHARMACEUTICALS INCORPORATED
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2006	2005	2006

Revenues:
Product sales	$350	$73	$1,154	$209
Licensing and other revenues	42	—	119	35
Total revenues	392	73	1,273	244
Costs and expenses:
Cost of goods sold	3,611	5,513	3,792	5,570
Research and development	6,276	6,130	13,559	12,547
Sales and marketing	2,128	—	5,785	—
General and administrative	1,989	2,028	3,967	3,873
Restructuring and asset impairment	28,680	2,075	28,680	1,578
Total costs and expenses	42,684	15,746	55,783	23,568

Operating loss	(42,292)	(15,673)	(54,510)	(23,324)

Interest income	407	595	767	1,194
Interest expense	(485)	—	(972)	—
Gain on sale of property and equipment	—	5	—	5
Net loss	$(42,370)	$(15,073)	$(54,715)	$(22,125)

Basic and diluted net loss per common share	$(4.04)	$(1.42)	$(5.22)	$(2.10)

Weighted average number of basic and diluted common shares outstanding	10,485	10,586	10,485	10,546

See accompanying notes.

PRAECIS PHARMACEUTICALS INCORPORATED
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2005	2006

Operating activities:
Net loss	$(54,715)	$(22,125)
Adjustments to reconcile net loss to cash used in operating activities:
Non-cash restructuring and asset impairment	19,676	6,999
Amortization of deferred gain on sale-leaseback of building	—	(909)
Gain on sale of property and equipment	—	(5)
Depreciation	1,747	632
Stock-based compensation	—	1,842
Changes in operating assets and liabilities:
Accounts receivable	372	119
Inventory	2,693	—
Prepaid expenses, other current assets and other assets	(262)	(366)
Accounts payable	(1,189)	219
Accrued expenses	(2,342)	(1,144)
Accrued restructuring	7,817	(1,618)
Deferred revenue	(83)	—
Net cash used in operating activities	(26,286)	(16,356)

Investing activities:
Purchase of available-for-sale securities	(13,094)	—
Sales and maturities of available-for-sale securities	75,797	5,582
Proceeds from disposition of property and equipment	—	5
Purchase of property and equipment	(555)	(726)
Net cash provided by investing activities	62,148	4,861

Financing activities:
Repayments of long-term debt	(294)	—
Proceeds from the issuance of Common Stock under employee compensation plans	95	77
Proceeds from the sale of Common Stock in connection with pilot study	—	500
Net cash (used in) provided by financing activities	(199)	577

Increase (decrease) in cash and cash equivalents	35,663	(10,918)
Cash and cash equivalents at beginning of period	11,178	57,088
Cash and cash equivalents at end of period	$46,841	$46,170

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

All share and per share amounts, including all common stock equivalents (stock options and the exercise prices thereof) have been adjusted for all periods presented to reflect a 1-for-5 reverse split of the Company’s common stock, par value $.01 per share (“Common Stock”), effected on November 1, 2005. The number of authorized shares of Common Stock was not changed by the reverse stock split and remains at 200,000,000. The par value of the Common Stock was also not affected by the reverse stock split.

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

Inventory

Inventory is stated at the lower of cost or market with cost determined under the first-in, first-out method. The Company writes down any obsolete, excess or otherwise unmarketable inventory to its estimated net realizable value, as necessary. Inventory for all periods presented consists of materials used to produce Plenaxis®.

The components of inventory are as follows (in thousands):

	December 31, 2005	June 30, 2006
Work-in-process	$1,532	$—
Finished goods	154	—
Total inventory	1,686	—
Less current portion	(154)	—
Long-term inventory	$1,532	$—

Raw materials, work-in-process and finished goods inventories consist of materials, labor and manufacturing overhead. The Company classifies any inventory that is estimated to be sold in the next twelve months as current inventory, with the remaining amount classified as long-term inventory.

In connection with the Company’s strategic restructuring announced in May 2005, the Company voluntarily discontinued promotional activities related to Plenaxis® and the sale of Plenaxis® for new patients in the United States. As a result, the Company wrote down approximately $3.5 million of inventory during the three months ended June 30, 2005 that it estimated to be in excess of its expected requirements. This amount was classified in cost of goods sold in the consolidated statement of operations for that period. The remaining inventory balance, approximately $1.7 million at December 31, 2005, consisted of materials that were expected to be used in connection with the commercialization of Plenaxis® by a third party in Europe and other territories following a license or sale transaction relating to the product. In September 2005, the Company received marketing authorization for Plenaxis® in Germany. As previously disclosed, the Company retained an investment banking firm to actively pursue the disposition of the Company’s Plenaxis® assets through a license or sale transaction. In June 2006, the Company announced that it would cease its active efforts to license or sell its Plenaxis® assets. As a result, the Company recorded a non-cash impairment charge of approximately $1.7 million during the three months ended June 30, 2006 to write down the remaining inventory balance to zero. This amount was classified in cost of goods sold in the condensed consolidated statement of operations for that period.

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

Stock-Based Compensation

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, Share-Based Payment—An Amendment of FASB Statements No. 123 and 95 (“SFAS No. 123R”), which requires all companies to measure compensation cost for all share-based payments, including employee stock options, at fair value. Generally, the approach in SFAS No. 123R is similar to the approach described in SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”). However, SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair value over the requisite service period. Pro forma disclosure is no longer an alternative.  In March 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107 (“SAB No. 107”), which expressed the views of the SEC regarding the interaction between SFAS No. 123R and certain rules and regulations of the SEC. SAB No. 107 provides guidance related to the valuation of share-based payment arrangements for public companies, including assumptions such as expected volatility and expected term.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R, using the modified prospective transition method. Under this transition method, compensation cost recognized in the statement of operations during 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123; and (b) compensation cost for all share-based payments granted, modified or settled subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R. In accordance with the modified prospective transition method, results for prior periods have not been restated.

For the three months ended June 30, 2006, the Company recorded stock-based compensation expense of approximately $962,000 for stock options granted under the Company’s Fourth Amended and Restated 1995 Stock Plan (the “Plan”) and approximately $8,000 related to the Company’s Second Amended and Restated Employee Stock Purchase Plan, as amended (the “ESPP”), of which $720,000 was included in research and development expenses and $250,000 was included in general and administrative expenses. The stock-based compensation expense for the three months ended June 30, 2006 includes approximately $78,000 recorded in connection with the acceleration of vesting of the unvested portion of two outstanding option grants to purchase an aggregate of 33,998 shares of Common Stock at a weighted average exercise price of $5.80 per share. For the six months ended June 30, 2006, the Company recorded stock-based compensation expense of approximately $1,826,000 for stock options granted under Plan and approximately $16,000 related to the ESPP, of which $1,367,000 was included in research and development expenses and $475,000 was included in general and administrative expenses. No amounts relating to stock-based compensation have been capitalized.

The Company currently has the following stock-based employee compensation plans which are subject to the provisions of SFAS No. 123R:

Stock Option Plan - The Plan allows for the granting of incentive and nonqualified options, restricted stock awards and awards of, or awards to purchase, shares of Common Stock. Historically, incentive options granted to employees under the Plan generally vested over a five-year period, with 20% vesting on the first anniversary of the date of grant and the remainder vesting in equal monthly installments thereafter. During 2005 and thereafter, the Company began granting options to employees which generally vest over a four-year period, with 25% vesting on the first anniversary of the date of grant and the remainder vesting in equal monthly installments thereafter. Nonqualified options issued to non-employee directors and consultants under the Plan generally vest during their period of service with the Company. Options granted under the Plan have a maximum term of ten years from the date of grant. In March 2006, the Company’s Board of Directors approved the Plan, subject to stockholder approval, which was obtained in May 2006. The Plan amends and restates the Company’s Third Amended and Restated 1995 Stock Plan to increase by 500,000 the number of shares of Common Stock authorized for issuance under the Plan, permit the grant of restricted stock awards and include certain performance goals for purposes of Section 162(m) of the Internal Revenue Code of 1986, as amended. At June 30, 2006, a total of 3,675,000 shares of Common Stock were authorized for issuance under the Plan, 1,667,151 of which were reserved for issuance upon the exercise of outstanding stock options and 1,016,057 of which remained available for issuance of new awards under the Plan.

Employee Stock Purchase Plan - Under the ESPP, eligible employees may purchase shares of Common Stock at a price per share equal to 85% of the lower of the fair market value per share of Common Stock at the beginning or the end of each six-month period during the term of the ESPP. Participation is limited to the lesser of 10% of the employee’s compensation or $25,000 in any calendar year. In May 2005, the Company’s Board of Directors approved an amendment and restatement of the employee stock purchase plan to extend its term through June 25, 2007 and provide for withdrawal by employees during a six-month exercise period. In March 2006, the Company’s Board of Directors approved an amendment, subject to stockholder approval, which was obtained in May 2006, to increase by 80,000 shares the number of shares of Common Stock reserved for issuance under the ESPP. At June 30, 2006, a total of 82,645 shares of Common Stock had been issued under the ESPP and 77,355 shares remained available for issuance.

The Company uses the Black-Scholes option pricing model to calculate the fair value on the grant date of stock-based compensation for both stock options granted under the Plan and options to purchase shares granted under the ESPP. The fair value of stock options granted during the three and six months ended June 30, 2005 and 2006 was calculated using the following estimated weighted-average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2006	2005	2006
Expected term (years)	6.2	4.5	6.2	4.5
Volatility	87.1%	65.6%	86.5%	66.0%
Risk-free interest rate	3.8%	5.0%	3.8%	5.0%

Expected term: The expected term of options granted represents the period of time for which the options are expected to be outstanding and is derived from the Company’s historical stock option exercise experience and option expiration data. To estimate the expected term, the Company excluded options granted to employees whose employment was terminated in connection with the Company’s strategic restructuring announced in May 2005, which included a reduction of the Company’s then 182-person headcount by approximately 60%. The Company believes that this adjusted historical data is currently the best estimate of the expected term of a new option. In addition, for purposes of estimating the expected term, the Company has aggregated all individual option awards into one group as the Company does not expect substantial differences in exercise behavior among its employees.

Expected volatility: The expected volatility is a measure of the amount by which the Company’s stock price is expected to fluctuate during the expected term of options granted. The Company determines the expected volatility based solely upon the historical volatility of the Company’s Common Stock over a period commensurate with the option’s expected term. The Company does not believe that the future volatility of its Common Stock over an option’s expected term is likely to differ significantly from the past.

Risk-free interest rate: The risk-free interest rate is the implied yield available on U.S. Treasury zero-coupon issues with a remaining term equal to the option’s expected term on the grant date.

Expected dividend yield: The Company has never declared or paid any cash dividends on any of its capital stock and does not expect to do so in the foreseeable future. Accordingly, the Company uses an expected dividend yield of zero to calculate the grant-date fair value of a stock option.

The assumptions used to calculate the grant-date fair value for options to purchase shares granted under the ESPP for the three and six months ended June 30, 2006 include the following: an expected term of six months, representing the current exercise period for purchases under the ESPP; an expected annual volatility of 64.5%; an annualized risk-free interest rate of 4.4%; and a zero expected dividend yield. The weighted-average per share fair value of options to purchase shares granted under the ESPP during the three and six months ended June 30, 2006 was $1.30.

The Company recognizes compensation expense on a straight-line basis over the requisite service period based upon options that are ultimately expected to vest, and accordingly, such compensation expense has been adjusted by an amount of estimated forfeitures. Forfeitures represent only the unvested portion of a surrendered option. SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Prior to the adoption of SFAS No. 123R, the Company accounted for forfeitures upon occurrence as permitted under SFAS No. 123. Based on an analysis of historical data, excluding the impact of options granted to employees whose employment was terminated in connection with the Company’s strategic restructuring announced in May 2005, the Company has calculated a 6.0% annual forfeiture rate, which it believes is a reasonable assumption to estimate forfeitures. However, the estimation of forfeitures requires significant judgment, and to the extent actual results or updated estimates differ from the Company’s current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised.

The weighted average per share fair value of stock options granted under the Plan was $2.48 and $3.31 during the three months ended June 30, 2005 and 2006, respectively, and $2.84 and $3.34 during the six months ended June 30, 2005 and 2006, respectively.

Prior to January 1, 2006, the Company applied the pro forma disclosure requirements under SFAS No. 123 and accounted for its stock-based employee compensation plans using the intrinsic value method under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations. Accordingly, no stock-based employee compensation cost was recognized in the statement of operations for the three and six months ended June 30, 2005, as all stock options granted under the Plan had an exercise price equal to the fair market value of the underlying Common Stock on the date of grant as determined in accordance with the Plan.

The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to options granted under the Plan for the three and six months ended June 30, 2005. Since stock-based compensation expense for the three and six months ended June 30, 2006 was recorded under the provisions of SFAS No. 123R, there is no disclosure of pro forma net loss and net loss per share for these periods. For purposes of the pro forma disclosure for the three and six months ended June 30, 2005 set forth in the table below, the value of the options is estimated using a Black-Scholes option pricing model and amortized on a straight-line basis to expense over the options’ vesting periods.

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
	(in thousands, except per share data)
Net loss, as reported	$(42,370)	$(54,715)
Deduct: Stock-based employee compensation cost that would have been included in the determination of net loss as reported if the fair value method had been applied to all awards	(1,536)	(3,080)
Pro forma net loss	$(43,906)	$(57,795)
Basic and diluted net loss per common share, as reported	$(4.04)	$(5.22)
Basic and diluted net loss per common share, pro forma (1)	$(4.19)	$(5.51)

(1)             The amounts for the three and six months ended June 30, 2005 were originally reported as $(4.30) and $(5.75), respectively, and have been adjusted due to an error in the calculations.

Information regarding option activity for the three months ended June 30, 2006 under the Plan is summarized below (in thousands, except price per share data):

	Options Outstanding	Weighted- Average Exercise Price Per Share

Options outstanding at April 1, 2006	1,651	$26.77
Granted	69	5.81
Exercised	—	—
Forfeited	(38)	12.53
Expired	(5)	48.00
Options outstanding at June 30, 2006	1,677	$26.18

Information regarding option activity for the six months ended June 30, 2006 under the Plan is summarized below (in thousands, except price per share data):

	Options Outstanding	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Options outstanding at January 1, 2006	1,682	$26.62
Granted	82	5.80
Exercised	(10)	1.33
Forfeited	(50)	11.28
Expired	(27)	28.63

Options outstanding at June 30, 2006	1,677	$26.18	5.8	$201

Options exercisable at June 30, 2006	1,166	$31.17	4.7	$200
Options vested or expected to vest at June 30, 2006	1,628	$26.76	5.8	$201

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the closing price of the Common Stock on June 30, 2006 of $3.04 and the exercise price of each in-the-money option) that would have been received by the option holders had all option holders exercised their vested and unvested options on June 30, 2006. Total intrinsic value of stock options exercised under the Plan for the three and six months ended June 30, 2006 was $44,000.

As of June 30, 2006, there was $5,035,000 of total unrecognized compensation cost related to unvested share-based awards. That cost is expected to be recognized over a period of 4.0 years with a weighted-average of 1.2 years.

Revenue Recognition

The Company follows the provisions of SAB No. 104, Revenue Recognition. The Company recognizes revenues from product sales in the period when the product is delivered, provided there is persuasive evidence that an arrangement exists, the price is fixed or determinable and collection of the related receivable is reasonably assured. Revenues are recorded net of applicable allowances as provision is made for estimated sales returns, rebates, distributor fees and other applicable discounts and allowances. Shipping and other distribution costs are charged to cost of product sales. Product revenues are related solely to Plenaxis® for all periods presented in this report. In connection with the Company’s strategic restructuring announced in May 2005, the Company voluntarily discontinued promotional activities related to Plenaxis® and the sale of Plenaxis® for new patients in the United States. In June 2006, the Company announced that it would voluntarily discontinue the limited sale and distribution of Plenaxis® to all patients. The Company expects that the product will continue to be available in the United States through August 31, 2006.

The Company currently provides substantially all of its distributors with payment terms of up to 120 days on purchases of Plenaxis®. Through June 30, 2006, payments have generally been made in a timely manner.

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

Net Loss Per Share

Basic net loss per share is based on the weighted average number of shares of Common Stock outstanding. For all periods presented, diluted net loss per share of Common Stock is the same as basic net loss per share of Common Stock as the inclusion of Common Stock equivalents, including the effect of stock options, would be antidilutive due to the Company’s net loss position for all periods presented. Diluted net loss per share of Common Stock excluded 1,924,767 and 1,677,151 Common Stock options for the periods ended June 30, 2005 and 2006, respectively, as their impact would have been antidilutive.

Comprehensive Loss

SFAS No. 130, Reporting Comprehensive Income, establishes standards for the reporting and display of comprehensive income or loss and its components in the condensed consolidated financial statements. The Company’s accumulated other comprehensive loss is comprised of net unrealized gains or losses on available-for-sale securities. For the three and six months ended June 30, 2005 and 2006, comprehensive loss was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2006	2005	2006
Net loss	$(42,370)	$(15,073)	$(54,715)	$(22,125)
Changes in comprehensive loss:
Net unrealized holding gain on investments	21	9	30	90
Total comprehensive loss	$(42,349)	$(15,064)	$(54,685)	$(22,035)

3.                 Restructuring and Asset Impairment

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

During the year ended December 31, 2005, the Company recorded approximately $28.7 million of restructuring and asset impairment expenses under SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS No. 146”). Included in these restructuring and asset impairment expenses were cash charges of approximately $2.6 million for employee severance, benefits and related costs, approximately $0.2 million associated with the termination of various contracts and approximately $0.2 million of other associated costs. The Company also recorded a non-cash impairment charge in cost of goods sold of approximately $3.5 million related to inventory due to the discontinuation of promotional activities relating to Plenaxis® and the sale of Plenaxis® for new patients in the United States. At December 31, 2005, the Company’s condensed consolidated balance sheet included approximately $1.9 million of Plenaxis®-related equipment and approximately $1.7 million of Plenaxis®-related inventory.

In connection with the restructuring, the Company also determined that its commitments under certain manufacturing and supply agreements with third parties exceeded the Company’s estimated future Plenaxis® requirements by approximately $7.2 million. During the year ended December 31, 2005, the Company recorded a charge of approximately $6.0 million which represented the net present value of such excess future commitments at that time. Under SFAS No. 146, the remaining $1.2 million of these excess commitments was required to be expensed over the remaining respective terms of the applicable manufacturing and supply agreements, which ranged from two to five years.

In addition, the Company performed an assessment and determined that its corporate headquarters and research facility (the “Facility”) was impaired. As a result, a non-cash impairment charge of approximately $19.7 million related to the Facility was recorded as part of restructuring and asset impairment expenses under SFAS No. 144 during the year ended December 31, 2005. The Company obtained an independent appraisal that was based upon a fee simple expected present value technique in combination with an evaluation of comparable assets in the geographic area in order to estimate the fair value of its Facility.

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

On June 19, 2006, the Company’s Board of Directors determined to cease the Company’s previously announced process of actively seeking to dispose of the Company’s Plenaxis® assets through a license or sale transaction. The Company currently intends to voluntarily discontinue the limited sale and distribution of the product in the United States as of August 31, 2006 and will not pursue further the commercialization of Plenaxis® outside the United States. The Company will also discontinue any remaining Plenaxis®-related activities, except as necessary to support the wind-down of product distribution in the United States. During this wind-down, the Company will continue to evaluate potential opportunities for this asset to the extent such opportunities arise.

Due to the cessation of its active efforts to license or sell its Plenaxis® assets, the Company recorded charges of approximately $7.5 million during the three months ended June 30, 2006. Of this amount, non-cash charges of approximately $1.9 million and $1.7 million were incurred with respect to Plenaxis®-related equipment and Plenaxis® inventory, respectively, to write down these assets to their net realizable or salvage value. At June 30, 2006, the estimated net realizable value of Plenaxis® inventory was zero and the estimated salvage value of Plenaxis®-related equipment was $45,000. The Company had anticipated that these assets would be used in connection with the commercialization of Plenaxis® outside of the United States by a third party following a license or sale transaction. During the three months ended June 30, 2006, the Company also recorded a charge of approximately $3.8 million related to commitments under certain Plenaxis® manufacturing and supply agreements, which the Company concluded will provide no future economic benefit to the Company, and other associated costs of approximately $0.1 million. The $3.8 million charge represents the net present value of approximately $4.9 million of the aggregate future cash commitments under these agreements. The Company expects to expense the balance of $1.1 million over the remaining respective terms of the applicable manufacturing and supply agreements, which range from one to four years. The Company currently has an aggregate of approximately $9.2 million in minimum annual obligations under third-party manufacturing and supply agreements which become payable in varying annual amounts through 2010.

During the six months ended June 30, 2006, the Company also recorded additional restructuring expenses of approximately $0.2 million related to the amortization of the net present value of excess future manufacturing commitments. In addition, in January 2006, the Company amended a manufacturing and supply agreement to provide for the suspension of certain manufacturing activities in exchange for a reduced payment by the Company of $1.5 million of a $2.1 million excess future commitment. Accordingly, during the six months ended June 30, 2006, the Company reduced the excess accrued restructuring liability by $0.6 million through a reduction to restructuring expense. Cash disbursements of approximately $1.6 million were made during the six months ended June 30, 2006 related to restructuring charges.

The following table sets forth the activity and components of the Company’s restructuring and asset impairment expenses for the six months ended June 30, 2006 (in thousands):

		Activity During the Six Months Ended June 30, 2006
	Amounts Accrued as of December 31, 2005	Additional Charges		Reversal of Charges	Non-Cash Write-off		Amounts Paid	Amounts Accrued as of June 30, 2006
Employee severance, benefits and related costs	$118	$—		$—	$—		$118	$—
Other costs	50	90		—	50		—	90
Impairment on fixed assets	—	1,878		—	1,878		—	—
Manufacturing commitments restructuring expense	5,274	210		(600)	—		1,500	3,384
Total restructuring and asset impairment	5,442	2,178		(600)	1,928		1,618	3,474
Manufacturing commitments	—	3,785	*	—	—		—	3,785	*
Impairment on inventory	—	1,686	*	—	1,686	*	—	—
Total	$5,442	$7,649		$(600)	$3,614		$1,618	7,259
Less current portion								(4,154)
Long-term restructuring accrual								$3,105

*                     Amounts were recorded in cost of goods sold.

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

On August 1, 2005, lead plaintiffs filed a consolidated amended complaint. Lead plaintiffs generally allege securities fraud during the period from November 25, 2003 through December 6, 2004. The consolidated amended complaint purports to assert claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, and alleges that the Company and the individually named defendants made materially false and misleading public statements concerning the Company’s business and financial results, particularly relating to statements regarding the commercialization of Plenaxis®, thereby allegedly causing plaintiffs to purchase the Company’s securities at artificially inflated prices. At this time, plaintiffs have not specified the amount of damages they are seeking in the actions. On September 12, 2005, the Company and the individual defendants filed a Motion to Dismiss the consolidated amended complaint in its entirety. On October 24, 2005, lead plaintiffs filed an Opposition to the Company’s Motion to Dismiss and the defendants filed a reply on November 14, 2005. On January 17, 2006, the Court heard oral argument on the Motion to Dismiss and took the matter under advisement.

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

5.                 Stock Purchase Agreement

On April 7, 2006, the Company entered into a pilot study and option agreement with SmithKline Beecham Corporation (“SBC”) and Glaxo Group Limited (“GGL”), relating to the Company’s DirectSelect™ drug discovery technology (the “Pilot Study Agreement”). In connection with the execution of the Pilot Study Agreement, the Company concurrently entered into a stock purchase agreement (the “Stock Purchase Agreement”) with SBC and GGL (SBC and GGL together, the “Investor”). Under the Stock Purchase Agreement, on April 28, 2006 the Investor purchased 102,538 unregistered shares of Common Stock at $4.88 per share, for an aggregate purchase price of $500,000. Under the terms of the Stock Purchase Agreement, the per share price was determined based upon the average of the daily closing prices per share of the Common Stock on The NASDAQ Global Market, as reported in the Wall Street Journal, over the trading days during the period beginning on, and including, March 11, 2006, and ending on, and including, April 25, 2006.

ITEM 2.                    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of our financial condition and results of operations should be read together with the condensed consolidated financial statements and accompanying notes to those statements included elsewhere in this Form 10-Q. This Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties. All statements other than statements of historical information set forth herein are forward-looking and may contain information about financial results, expected or anticipated events, economic conditions, trends and known uncertainties. Actual results and events could differ materially from those discussed in these forward-looking statements as a result of a number of factors, which include those discussed in this section and elsewhere in this report under Part II, Item 1A — Risk Factors, and the risks discussed in our other filings with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis, judgment, belief or expectation only as of the date hereof. PRAECIS undertakes no obligation to publicly reissue or modify these forward-looking statements to reflect events or circumstances that arise after the date hereof.

Overview

We are a biopharmaceutical company focused on utilizing our DirectSelect™ and other proprietary technologies to discover, in a rapid and efficient manner, novel, orally-available compounds with the potential to address unmet medical needs or improve existing therapies. We are seeking to collaborate with pharmaceutical and biotechnology companies on the discovery and development of these compounds across a broad range of therapeutic areas, and we entered into two pilot agreements during the first half of 2006. We also intend to select promising compounds that we discover for internal development and will partner these compounds at various stages of development to optimize their value to the Company. We have a novel methionine aminopeptidase type 2, or MetAP-2, inhibitor, PPI-2458, in clinical development for cancer indications, including non-Hodgkin’s lymphoma and solid tumors.  Preclinical data also supports the use of this compound in inflammatory and autoimmune disorders. We currently do not intend to independently market the products that may ultimately result from our discovery and development efforts. The key elements of our strategy include:

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

In addition to our discovery efforts utilizing our DirectSelect™ technology, we are also conducting preclinical research, using conventional medicinal chemistry lead optimization, aimed at the identification of a selective S1P1 (sphingosine-1-phosphate) receptor agonist.  S1P1 receptor agonists are ligands for a specific G-protein coupled receptor which mediates immunomodulatory effects, potentially making them candidates for treating autoimmune disorders such as multiple sclerosis and in connection with improved outcome of solid organ transplant.  We are currently evaluating multiple preclinical candidates with a goal of identifying one or more lead candidates to take forward into clinical testing.

In June 2006, we reported that we were ceasing our active efforts to license or sell our Plenaxis® assets. We currently intend to voluntarily discontinue the limited sale and distribution of the product in the United States as of August 31, 2006 and will not pursue further the commercialization of Plenaxis® outside the United States. Due to the cessation of our license or sale process, we recorded charges of approximately $7.5 million during the three months ended June 30, 2006.

As previously announced, we are actively exploring strategic options which may be available to the Company. These options include principally a financing transaction or a business combination with a public or private company. We have engaged an investment banking firm to advise and assist us in these efforts. No decision has been made as to whether we will engage in a financing, a business combination or any other transaction. There can be no assurance that these efforts will result in a successful financing, a business combination or in any other transaction. We do not currently intend to disclose developments or anticipated timing regarding these efforts unless and until our board of directors has approved a specific transaction.

DirectSelect™

We are focusing our research efforts on developing and enhancing a novel drug discovery technology, DirectSelect™, which we believe may be an important tool for the future of drug discovery and development. We believe that DirectSelect™, which enables the generation and practical use of ultra-large libraries for the discovery of orally active compounds for drug development, will allow us to more rapidly and directly identify orally available compounds with high affinity and specificity than has routinely been possible using traditional drug discovery methods. During the first half of 2006, we continued to expand our library collection to greater than 5.5 billion compounds and we are focusing on the creation of novel drug-like molecules in unpatented chemical space. We continue to incorporate multiple new chemistries and scaffolds into these libraries. We are applying DirectSelect™ to a number of therapeutic targets of interest to us and in connection with these efforts, we have identified inhibitors to four targets: one protease and three separate kinase targets. We intend to use this technology to expand our own proprietary development pipeline.

In addition to our internal efforts to develop and enhance DirectSelect™, our strategic operating plan includes entering into drug discovery and development partnerships utilizing DirectSelect™. In March 2006, we entered into a technology transfer and option agreement with Gilead Sciences, Inc. Under the agreement, we are utilizing DirectSelect™ to identify lead drug candidates for an antiviral target supplied by Gilead. We will collaborate with Gilead to identify lead molecules that have defined activities against the antiviral target. Each company is funding its own efforts during the course of the research collaboration. We will own any lead molecules identified during the course of the research collaboration. Gilead has an exclusive option to enter into a license agreement for any lead molecules so identified.

In addition, in April 2006, we entered into a two year pilot study and option agreement with SmithKline Beecham Corporation and Glaxo Group Limited, which we refer to together as GSK, through GSK’s recently established Center of Excellence for External Drug Discovery, or CEEDD. The goal of this pilot study is to apply DirectSelect™ to identify small molecule lead drug candidates against a diverse set of four targets selected by GSK. Under the terms of the agreement, following our identification of lead compounds meeting pre-established success criteria against at least one of the specified targets, GSK will have the exclusive option to enter into a broader strategic alliance for further discovery and development of such lead compounds. The pilot agreement contemplates that any broader strategic alliance could cover one or more of the targets included in the pilot study, as well as additional targets as may be agreed upon by the parties. During the pilot study, we will be entitled to receive a $500,000 milestone payment with respect to each of the first two targets for which lead compounds are identified meeting the pre-established success criteria.

In connection with the execution of the pilot study agreement, we concurrently entered into a stock purchase agreement with GSK, pursuant to which we sold, on April 28, 2006, 102,538 unregistered shares of our common stock at $4.88 per share, for an aggregate purchase price of $500,000.

We are continuing to initiate and advance research collaboration discussions with other major pharmaceutical companies with respect to DirectSelect™.

PPI-2458

We are also focusing our research and development efforts on PPI-2458, a novel, proprietary oral compound targeted at the inhibition of the enzyme MetAP-2. We believe that, due to its antiproliferative and antiangiogenic activity, PPI-2458 has the potential to address broad therapeutic areas, and we are currently in the process of establishing a plan for additional clinical studies for this compound. In late 2004, we opened a phase 1 clinical trial of PPI-2458 in non-Hodgkin’s lymphoma patients. During the first quarter of 2005, we expanded the enrollment criteria of this trial to include patients with solid tumors. While the clinical trial is still in its early stages, thus far oral dosing of PPI-2458 has been well tolerated and has produced substantial inhibition of molecular targeted MetAP-2 activity in most subjects evaluated. Our goal is to present interim data from our phase 1 trial during the fourth quarter of 2006. In addition, based on preclinical data we have generated, we believe PPI-2458 could be a potential treatment with disease modifying activity for rheumatoid arthritis and other inflammatory and autoimmune disorders, and we are actively investigating various strategic partnering and clinical development alternatives for PPI-2458 in these indications. In light of the anticipated development costs associated with the PPI-2458 clinical program, we anticipate seeking a partner for this program in one or more indications as clinical development advances.

2005 Strategic Restructuring

During 2005, we fundamentally altered our strategic operating plan to focus our efforts on early stage research and development activities. On May 19, 2005, our board of directors approved a strategic restructuring to focus the Company’s resources on our most promising assets and programs and significantly reduce our cost structure. The strategic restructuring included voluntarily discontinuing promotional activities related to Plenaxis® and the sale of Plenaxis® for new patients in the United States; voluntarily suspending the ongoing clinical development of Apan™, our drug candidate for Alzheimer’s disease; and implementing a reduction of our 182-person headcount by approximately 60% to approximately 75 full-time employees. As of June 30, 2006, we had 76 full-time employees, 60 of whom were research and development personnel and 16 of whom were general and administrative personnel. This compares to 77 full-time employees as of June 30, 2005.

We currently intend to voluntarily discontinue the limited sale and distribution of Plenaxis® in the United States as of August 31, 2006. Plenaxis® was approved by the FDA in November 2003. We launched the product in the United States using our own dedicated marketing and sales team in early 2004, but product sales were significantly lower than expected. In September 2005, we received marketing authorization for Plenaxis® from German regulatory authorities.

During 2005, we recorded approximately $28.7 million of restructuring and asset impairment expenses under Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities, or SFAS No. 146. Included in these restructuring and asset impairment expenses were cash charges of approximately $2.6 million for employee severance, benefits and related costs, approximately $0.2 million associated with the termination of various contracts and approximately $0.2 million of other associated costs. We also recorded a non-cash impairment charge of approximately $3.5 million related to inventory due to the discontinuation of promotional activities relating to Plenaxis® in the United States and the sale of Plenaxis® for new patients. In addition, a non-cash impairment charge of approximately $19.7 million was recorded under Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, or SFAS No. 144, relating to the impairment of our corporate headquarters and research facility.

We also determined that our commitments under certain manufacturing and supply agreements with third parties exceeded our estimated future Plenaxis® requirements by approximately $7.2 million. Accordingly, during 2005, we recorded a charge of approximately $6.0 million which represented the net present value of these excess commitments at that time. Under SFAS No. 146, the remaining $1.2 million of these excess commitments was required to be expensed over the remaining respective terms of the applicable manufacturing and supply agreements, which ranged from two to five years. We recorded restructuring expenses of $0.2 million related to the amortization of the net present value for these excess commitments during the six months ended June 30, 2006. In addition, in January 2006, we amended a manufacturing and supply agreement to provide for the suspension of certain manufacturing activities in exchange for a reduced payment of $1.5 million of a $2.1 million excess future commitment. Accordingly, during the six months ended June 30, 2006, we reduced the excess accrued restructuring liability by $0.6 million through a reduction to restructuring expense.

In October 2005, we sold our corporate headquarters and research facility for $51.25 million. We realized proceeds, net of fees and expenses, of approximately $50.4 million from this sale, and used approximately $31.6 million of the proceeds to retire the outstanding debt obligation related to the facility. In connection with the sale of the facility, we executed a lease for approximately 65,000 square feet of office and laboratory space in this facility. As a result of the sale and partial leaseback of the facility, we realized a total gain of approximately $10.5 million, of which we recognized approximately $1.4 million as a gain during 2005. The remaining amount of approximately $9.1 million will be recorded as a reduction of rent expense over the initial term of the lease. During the six months ended June 30, 2006, we recorded a reduction of approximately $0.9 million to rent expense related to this deferred gain.

Plenaxis® Disposition

As noted above, on June 19, 2006, our board of directors determined to cease our previously announced process of actively seeking to dispose of our Plenaxis® assets through a license or sale transaction. We currently intend to voluntarily discontinue the limited sale and distribution of the product in the United States as of August 31, 2006 and will not pursue further the commercialization of Plenaxis® outside the United States. We will also discontinue any remaining Plenaxis®-related activities, except as necessary to support the wind-down of product distribution in the United States. During this wind-down, we will continue to evaluate potential opportunities for this asset to the extent such opportunities arise.

Due to the termination of our active efforts to license or sell our Plenaxis® assets, we recorded charges of approximately $7.5 million during the three months ended June 30, 2006. Of this amount, non-cash charges of approximately $1.9 million and $1.7 million were incurred with respect to Plenaxis®-related equipment and Plenaxis® inventory, respectively, to write down these assets to their net realizable or salvage value. We had anticipated that these assets would be used in connection with the commercialization of Plenaxis® outside of the United States by a third party following a license or sale transaction. At June 30, 2006, the estimated net realizable value of Plenaxis® inventory was zero and the estimated salvage value of Plenaxis®-related equipment was $45,000.

During the three months ended June 30, 2006, we also recorded a charge of approximately $3.8 million related to commitments under certain Plenaxis® manufacturing and supply agreements, which we concluded will provide no future economic benefit to us, and other associated costs of approximately $0.1 million. The $3.8 million charge represents the net present value of approximately $4.9 million of the aggregate future cash commitments under these agreements. We expect to expense the balance of $1.1 million over the remaining respective terms of the applicable manufacturing and supply agreements, which range from one to four years. We currently have an aggregate of approximately $9.2 million in outstanding cash obligations under third-party manufacturing and supply agreements which are due in varying annual amounts through 2010.

Accumulated Deficit

Most of our expenditures to date have been for drug development, the development of our drug discovery technologies, commercialization activities related to Plenaxis® and for general and administrative expenses. Our accumulated deficit as of June 30, 2006 was approximately $327.2 million. We have incurred net operating losses since fiscal 2000 and expect to continue to incur such losses for at least the next several years.

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

Restructuring and Asset Impairment Expenses. On May 19, 2005, our board of directors approved a strategic restructuring to focus the Company’s resources on our most promising assets and programs and significantly reduce our cost structure. The strategic restructuring included voluntarily discontinuing promotional activities related to Plenaxis® and the sale of Plenaxis® for new patients in the United States; voluntarily suspending the ongoing clinical development of Apan™; and implementing a reduction of our 182-person headcount by approximately 60%. The restructuring charges were accounted for in accordance with SFAS No. 146. In determining the manufacturing commitments restructuring expense and inventory impairment, various assumptions were made with respect to future Plenaxis® sales. These assumptions will be reviewed periodically and should these estimates change, adjustments to the net present value of remaining commitments as well as inventory may be necessary in future periods.

On June 19, 2006, our board of directors determined to cease our previously announced process of actively seeking to dispose of our Plenaxis® assets through a license or sale transaction. We currently intend to voluntarily discontinue the limited sale and distribution of the product in the United States as of August 31, 2006 and will not pursue further the commercialization of Plenaxis® outside the United States. We will also promptly discontinue any remaining Plenaxis®-related activities, except as necessary to support the wind-down of product distribution in the United States. During this wind-down, we will continue to evaluate potential opportunities for this asset to the extent such opportunities arise. Please refer to the discussion of Impairment or Disposal of Long-Lived Assets and Inventory appearing directly below, as well as Note 3 — Restructuring and Asset Impairment, included in our condensed consolidated financial statements appearing elsewhere in this report, for additional information regarding our strategic restructuring and the cessation of our active efforts to dispose of our Plenaxis® assets.

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

We believe that the application of SFAS No. 144 and the method used to determine the impairment of our property, plant and equipment involve critical accounting estimates because they are highly susceptible to change from period to period and because they require management to make assumptions about future cash flows, including residual values. In addition, we believe that had alternative assumptions been used, the impact on the assets reported on our balance sheet, as well as our net loss, may have been material.

Inventory. We value inventory at cost or, if lower, market value. We determine cost using the first-in, first-out method. We analyze our inventory levels quarterly and write down inventory that has become obsolete, inventory that has a cost basis in excess of its expected net realizable value and inventory in excess of expected requirements, to cost of goods sold. Expired inventory is disposed of and the related costs are written off. If actual market conditions are less favorable than as estimated by us, additional write-downs of existing inventory may be required in future periods. We classify any inventory that we estimate to be sold in the next twelve months as current with the remaining amount classified as long-term inventory. In connection with our strategic restructuring announced in May 2005, we discontinued promotional activities related to Plenaxis® and the sale of Plenaxis® for new patients in the United States. As a result, we wrote down approximately $3.5 million of inventory during the three months ended June 30, 2005 that we estimated to be in excess of expected requirements. The remaining inventory balance consisted of materials that were expected to be used in connection with the commercialization of Plenaxis® in Europe and other territories by a third party following a license or sale transaction relating to the product. Due to the cessation in June 2006 of our active efforts to license or sell our Plenaxis® assets, we wrote down the remaining inventory of approximately $1.7 million to zero during the three months ended June 30, 2006. This amount was classified in cost of goods sold in the condensed consolidated statement of operations for that period.

Revenue Recognition. We follow the provisions of the Securities and Exchange Commission’s Staff Accounting Bulletin No. 104, Revenue Recognition. We recognize revenues from product sales in the period when the product is delivered, provided there is persuasive evidence that an arrangement exists, the price is fixed or determinable and collection of the related receivable is reasonably assured. Revenues are recorded net of applicable allowances as provision is made for estimated sales returns, rebates, distributor fees and other applicable discounts and allowances. Shipping and other distribution costs are charged to cost of product sales. Product revenues are related solely to Plenaxis® for all periods presented in this report. In connection with our strategic restructuring announced in May 2005, we voluntarily discontinued promotional activities related to Plenaxis® and the sale of Plenaxis® for new patients in the United States. In June 2006, we announced that we were ceasing our previously announced process of actively seeking to dispose of our Plenaxis® assets, and that we intended to voluntarily discontinue the sale and distribution of Plenaxis® to all patients. We expect that the product will continue to be available in the United States through August 31, 2006.

We currently provide substantially all of our distributors with payment terms of up to 120 days on purchases of Plenaxis®. Through June 30, 2006, payments have generally been made in a timely manner.

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

Stock-based Compensation. Effective January 1, 2006, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123R, Share-Based Payment — An Amendment of FASB Statements No. 123 and 95,or SFAS No. 123R. SFAS No. 123R requires companies to measure compensation cost for all share-based awards at fair value on the date of grant and recognize it as expense ratably over the requisite service period of the award. We use the Black-Scholes option pricing model to calculate the fair value of share-based awards on the grant date. This option pricing model requires the input of highly subjective assumptions, including the term during which the awards are expected to be outstanding and the price volatility of the underlying stock. In addition, SFAS No. 123R requires forfeitures, which represent only the unvested portion of a surrendered award, to be estimated at the time of the grant and revised, if necessary, in subsequent periods. Please refer to Note 2 — Summary of Significant Accounting Principles — Stock-Based Compensation, included in the condensed consolidated financial statements appearing elsewhere in this report, for additional information regarding our adoption of SFAS No. 123R.

Management has discussed the development, selection and disclosure of these critical accounting policies with the audit committee of our board of directors.

Results of Operations

Three Months Ended June 30, 2006 Compared To Three Months Ended June 30, 2005

Revenues from sales of Plenaxis® for the three months ended June 30, 2006 were approximately $73,000 compared to approximately $0.4 million for the corresponding period in 2005. The decrease in revenues was due to the voluntary discontinuation of promotional activities related to Plenaxis® and the sale of Plenaxis® for new patients in the United States in May 2005. We expect to have an insignificant amount of revenues from Plenaxis® sales through August 2006. Other sources of revenues during 2006 and thereafter may include potential payments under our current or future partnerships relating to our DirectSelect™ drug discovery technology, or future partnerships relating to PPI-2458 or our other research programs or technologies, in each case if consummated. The amount and timing of these other potential sources of revenues will depend on the success of our DirectSelect™ technology and our PPI-2458 clinical development program, and our ability to enter into partnerships with respect to these and other programs which provide cash to us. We cannot assure investors as to if or when we will receive any such revenues.

Cost of goods sold for the three months ended June 30, 2006 was approximately $5.5 million compared to approximately $3.6 million for the corresponding period in 2005. During the three months ended June 30, 2006, we recorded a charge of $3.8 million related to excess Plenaxis®-related manufacturing and supply commitments and a non-cash impairment charge of approximately $1.7 million related to inventory due to the cessation of our active efforts to license or sell our Plenaxis® assets, which charges were recorded in cost of goods sold. During the three months ended June 30, 2005, we recorded a non-cash impairment charge of approximately $3.5 million related to inventory due to the discontinuation of promotional activities relating to Plenaxis® in the United States. We expect cost of goods sold to be substantially lower for the remainder of 2006.

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

Members of our research and development team typically work on a number of projects concurrently. In addition, a substantial amount of our fixed costs such as facility and equipment depreciation, utilities and maintenance are shared by our various programs. Accordingly, we have not specifically identified, and do not plan to specifically identify, all costs related to each of our research and development programs. During the three months ended June 30, 2006 and 2005, the majority of our research and development expenses consisted of salaries, benefits, clinical trial costs, manufacturing costs and lab supplies related to the development of our DirectSelect™ technology, as well as our PPI-2458, Plenaxis® and Apan™ clinical development programs and other research programs. In addition, research and development expenses for the three months ended June 30, 2006 include stock-based compensation expense due to our adoption of SFAS No. 123R effective January 1, 2006.

Research and development expenses for the three months ended June 30, 2006 decreased 2% to approximately $6.1 million, from approximately $6.3 million for the corresponding period in 2005. Total personnel-related research and development expenses for the three months ended June 30, 2006 increased approximately $0.2 million due to our adoption of SFAS No. 123R effective January 1, 2006. Stock-based compensation expense of approximately $0.7 million for the three months ended June 30, 2006 more than offset lower personnel-related expenses resulting from our strategic restructuring announced in May 2005. The decrease in research and development expenses reflects reduced spending in our clinical and preclinical development programs. Due to our strategic restructuring, spending on the Plenaxis® and Apan™ programs during the three months ended June 30, 2006 decreased by approximately $78,000 and $36,000, respectively, and spending on the PPI-2458 program increased by approximately $16,000. The remaining decrease in research and development expenses during the three months ended June 30, 2006 reflects lower depreciation and equipment maintenance expense of approximately $0.6 million, which was due primarily to the sale of our corporate headquarters and research facility in October 2005, offset by a net increase in third-party laboratory services and supply expenses of approximately $0.4 million. Although we are unable to predict the precise level of spending on individual research and development or clinical programs due to the uncertain nature of these activities, we expect our research and development expenses to increase slightly during 2006 and thereafter, as we continue to develop and enhance our DirectSelect™ technology and utilize this technology to support partnerships and internal programs, continue our clinical trial of PPI-2458 and advance our other research programs.

There were no sales and marketing expenses for the three months ended June 30, 2006, compared to sales and marketing expenses of approximately $2.1 million for the corresponding period in 2005. The decrease resulted from the voluntary discontinuation of promotional activities related to Plenaxis® in the United States. Beginning in 2004 through May 2005, we promoted Plenaxis® in the United States through our own marketing and sales team. In the future, we intend to partner products that may ultimately result from our discovery and development efforts at the appropriate time in an effort to maximize the value of the product to the Company. Accordingly, we currently do not intend to independently market future products and do not expect to incur significant sales and marketing expenses during 2006 or thereafter.

General and administrative expenses were approximately $2.0 million for the three months ended June 30, 2006 and 2005. Increases in total personnel-related general and administrative expenses for the three months ended June 30, 2006 were offset by decreased professional service expenses and lower occupancy costs due to the sale of our corporate headquarters and research facility in October 2005. Total personnel-related general and administrative expenses increased $0.4 million compared to the corresponding period in 2005 due primarily to our adoption of SFAS No. 123R effective January 1, 2006. Stock-based compensation expense was approximately $0.3 million for the three months ended June 30, 2006. We expect that general and administrative expenses will remain consistent with current levels for the remainder of 2006.

As described in more detail in Note 4—Litigation, included in our condensed consolidated financial statements appearing elsewhere in this report, in December 2004 and January 2005, the Company and certain of its current and former executive officers were named as defendants in three purported class action securities lawsuits filed in the United States District Court for the District of Massachusetts. The complaints were consolidated into one action in April 2005. Management believes that the allegations against the Company are without merit, and the Company intends to vigorously defend against the plaintiffs’ claims. As this litigation is in an early stage, management is unable to predict its outcome or its ultimate effect, if any, on our financial condition. However, we expect that the costs and expenses related to this litigation may be significant. Our current director and officer liability insurance policies (which, subject to the terms and conditions thereof, also provide “entity coverage” for the Company for this litigation) provide that the Company is responsible for the first $2.5 million of such costs and expenses. Also, a judgment in or settlement of these actions could exceed our insurance coverage. Accordingly, if we are not successful in defending these actions, our business and financial condition could be adversely affected.

Restructuring and asset impairment expenses for the three months ended June 30, 2006 and 2005 were $2.1 million and $28.7 million, respectively. Please refer to the discussion under “Overview — 2005 Strategic Restructuring” and “Critical Accounting Policies” in this Item 2, as well as Note 3 — Restructuring and Asset Impairment, included in our condensed consolidated financial statements appearing elsewhere in this report, for additional information regarding these expenses.

Net interest income for the three months ended June 30, 2006 was approximately $0.6 million compared to net interest expense of approximately $78,000 for the corresponding period in 2005. This change was due primarily to the retirement of the outstanding debt related to our corporate headquarters and research facility, which we sold in October 2005.

The provision for income taxes for the three months ended June 30, 2006 and 2005 was zero. We anticipate that we will continue to be in a net operating loss carryforward position for the next several years. Therefore, no tax benefit from our operating losses was recognized.

For the three months ended June 30, 2006, net loss was approximately $15.1 million, or $1.42 per share, compared to a net loss of approximately $42.4 million, or $4.04 per share, for the three months ended June 30, 2005.

Six Months Ended June 30, 2006 Compared To Six Months Ended June 30, 2005

Revenues for the six months ended June 30, 2006 were approximately $0.2 million compared to approximately $1.3 million for the corresponding period in 2005. Revenues in both periods were related primarily to sales of Plenaxis®. The decrease in revenues was due to the voluntary discontinuation of promotional activities related to Plenaxis® and the sale of Plenaxis® for new patients in the United States in May 2005.

Cost of goods sold for the six months ended June 30, 2006 was approximately $5.6 million compared to approximately $3.8 million for the corresponding period in 2005. During the six months ended June 30, 2006, we recorded a charge of $3.8 million related to excess Plenaxis®-related manufacturing and supply commitments and a non-cash impairment charge of approximately $1.7 million related to inventory due to the termination of our active efforts to license or sell our Plenaxis® assets, which charges were recorded in cost of goods sold. During the six months ended June 30, 2005, we recorded a non-cash impairment charge of approximately $3.5 million related to inventory due to the discontinuation of promotional activities relating to Plenaxis® in the United States.

Research and development expenses for the six months ended June 30, 2006 decreased 7% to approximately $12.5 million, from approximately $13.6 million for the corresponding period in 2005. Total personnel-related research and development expenses for the six months ended June 30, 2006 increased approximately $0.3 million due to our adoption of SFAS No. 123R effective January 1, 2006. Stock-based compensation expense of approximately $1.4 million for the six months ended June 30, 2006 more than offset lower personnel-related expenses resulting from our strategic restructuring announced in May 2005. The decrease in research and development expenses reflects reduced spending in our clinical and preclinical development programs. Due to our strategic restructuring, spending on the Plenaxis® and Apan™ programs during the six months ended June 30, 2006 decreased by approximately $0.7 million and $0.2 million, respectively, and spending on the PPI-2458 program increased by approximately $0.5 million. The remaining decrease in research and development expenses during the six months ended June 30, 2006 reflects lower depreciation and equipment maintenance expense of approximately $1.2 million, which was due primarily to the sale of our corporate headquarters and research facility in October 2005, and lower allocation of both corporate personnel and related expenses of approximately $0.2 million, offset by a net increase in third-party laboratory services and supply expenses of approximately $0.7 million.

There were no sales and marketing expenses for the six months ended June 30, 2006, compared to sales and marketing expenses of approximately $5.8 million for the corresponding period in 2005. The decrease resulted from the voluntary discontinuation of promotional activities related to Plenaxis® in the United States.

General and administrative expenses were approximately $3.9 million for the six months ended June 30, 2006 compared to approximately $4.0 million for the corresponding period in 2005. Total personnel-related general and administrative expenses for the six months ended June 30, 2006 increased approximately $0.4 million due to our adoption of SFAS No. 123R effective January 1, 2006. Stock-based compensation expense of approximately $0.5 million for the six months ended June 30, 2006 more than offset lower personnel-related expenses resulting from our strategic restructuring announced in May 2005. The decrease in general and administrative expenses reflects reduced spending of approximately $0.3 million for professional services and lower occupancy costs of approximately $0.2 million due to the sale of our corporate headquarters and research facility in October 2005.

Restructuring and asset impairment expenses for the six months ended June 30, 2006 and 2005 were $1.6 million and $28.7 million, respectively. Please refer to the discussion under “Overview — 2005 Strategic Restructuring” and “Critical Accounting Policies” in this Item 2, as well as Note 3 — Restructuring and Asset Impairment, included in our condensed consolidated financial statements appearing elsewhere in this report, for additional information regarding these expenses.

Net interest income for the six months ended June 30, 2006 was approximately $1.2 million compared to net interest expense of approximately $0.2 million for the corresponding period in 2005. This change was due primarily to the retirement of the outstanding debt related to our corporate headquarters and research facility, which we sold in October 2005.

The provision for income taxes for the six months ended June 30, 2006 and 2005 was zero. We anticipate that we will continue to be in a net operating loss carryforward position for the next several years. Therefore, no tax benefit from our operating losses was recognized.

For the six months ended June 30, 2006, net loss was approximately $22.1 million, or $2.10 per share, compared to a net loss of approximately $54.7 million, or $5.22 per share, for the six months ended June 30, 2005.

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

At June 30, 2006, we had cash and cash equivalents of approximately $46.2 million and working capital of approximately $38.1 million, compared to cash, cash equivalents and marketable securities of approximately $62.6 million and working capital of approximately $54.1 million at December 31, 2005.

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

We expect to continue to have net operating losses for the next several years as we invest in developing and enhancing our DirectSelect™ technology, and advancing PPI-2458 and potentially other proprietary compounds through clinical and preclinical development. In order to achieve our business objective, we must successfully carry out the following key elements of our operating plan: continue development and enhancement of our DirectSelect™ technology and use this technology to support pharmaceutical partnerships in drug discovery and development that will provide significant cash to us, as well as to expand our own proprietary development pipeline; and advance PPI-2458 through a phase 1 trial in cancer patients and continue preclinical evaluation of the compound in inflammatory and autoimmune disorders, including rheumatoid arthritis, with the goal of partnering this program in one or more indications as clinical development advances. Given the uncertainty of timing related to the key elements of our strategy, we are not providing earnings or cash guidance for quarterly or annual periods.

We believe that our existing cash and investments of approximately $46.2 million at June 30, 2006 will be sufficient to meet our working capital and capital expenditure needs, at current levels, through approximately the end of 2007. If we are able to successfully carry out key elements of our strategic operating plan by establishing partnerships relating to our DirectSelect™ technology or our PPI-2458 program that provide significant cash to us, we may have available resources to allow us to pursue our strategic operating plan beyond the end of 2007. However, we cannot assure investors that we will be able to enter into appropriate collaborative arrangements relating to our DirectSelect™ technology or our PPI-2458 program that will provide significant cash to us. If we are unable to successfully and in a timely manner carry out key elements of our strategic operating plan, we will have to obtain additional funding in 2007 or significantly modify our strategic operating plan, including by curtailing, eliminating or disposing of certain elements of our operations. We have no committed sources of capital and do not know whether additional financing will be available when needed, or, if available, that the terms will be acceptable to us. If we are required to raise money in the future and we experience difficulties or are unable to do so, it could become necessary for us to cease operations or seek protection under state or federal insolvency or bankruptcy laws.

In June 2006, we announced that we are actively exploring strategic options which may be available to the Company. These options include principally a financing transaction or a business combination with a public or private company. We have engaged an investment banking firm to advise and assist us in these efforts. No decision has been made as to whether we will engage in a financing, a business combination or any other transaction. There can be no assurance that these efforts will result in a successful financing, a business combination or in any other transaction.

For the six months ended June 30, 2006, net cash of approximately $16.4 million was used in operating activities, compared to approximately $26.3 million used in operating activities during the six months ended June 30, 2005. During the six months ended June 30, 2006, our use of cash in operations was due principally to our net loss of approximately $22.1 million and the impact of non-cash charges such as restructuring and asset impairment charges of approximately $7.0 million, depreciation of approximately $0.6 million and stock-based compensation of approximately $1.8 million, offset by non-cash gains of approximately $0.9 million related to the amortization of the deferred gain on the sale of our facility. Our use of cash in operations for the six months ended June 30, 2006 also includes a reduction of approximately $0.9 million in accounts payable and accrued expenses. In addition, we made cash payments of approximately $1.6 million associated with accrued restructuring charges during the six months ended June 30, 2006. During the six months ended June 30, 2005, our use of cash in operations was due principally to our net loss of approximately $54.7 million and the reduction in accounts payable and accrued expenses of approximately $3.5 million, offset by non-cash asset impairment expenses of approximately $19.7 million, an increase in accrued restructuring costs of approximately $7.8 million, a reduction in inventory of approximately $2.7 million and depreciation of approximately $1.7 million.

Our cash utilization will continue for 2006 and thereafter as we continue to develop and advance our research and development initiatives. The actual amount of overall expenditures will depend on numerous factors, including the timing of expenses, the timing and terms of collaboration agreements or other strategic transactions, if any, the timing and progress of our research and development efforts, and the timing of potential costs and expenses associated with the defense of the pending purported class action securities lawsuit.

Net cash provided by investing activities of approximately $4.9 million for the six months ended June 30, 2006 consisted primarily of maturities of marketable securities of approximately $5.6 million offset by purchases of property and equipment of approximately $0.7 million. This compares to net cash provided by investing activities of approximately $62.1 million for the corresponding period in 2005, which was related primarily to net sales and maturities of marketable securities of approximately $62.7 million.

Our financing activities for the six months ended June 30, 2006 consisted of approximately $0.6 million in proceeds from the issuance of common stock. Our financing activities for the six months ended June 30, 2005 consisted of $0.3 million in debt principal repayments offset by approximately $95,000 in proceeds from the issuance of common stock.

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

ITEM 3.                    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. We have not entered into any instruments for trading purposes. Some of the securities that we invest in may have market risk. This means that an increase in prevailing interest rates may cause the principal amount of the investment to decrease. To minimize this risk in the future, we maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds and government and non-government debt securities. As of June 30, 2006, we did not own any marketable securities. As of December 31, 2005, we owned approximately $5.5 million of marketable securities with a weighted-average maturity of approximately four months. An immediate hypothetical 100 basis point increase in interest rates would have resulted in an approximate $5,000 decrease in the fair value of our marketable securities as of December 31, 2005. Due to the conservative nature of our investments and relatively short duration, interest rate risk is mitigated.

ITEM 4.                    CONTROLS AND PROCEDURES.

(a)          Disclosure Controls and Procedures.

The Company’s management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2006. Based on such evaluation, our chief executive officer and chief financial officer have concluded that, as of June 30, 2006, the Company’s disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms of the Securities and Exchange Commission, and is accumulated and communicated to the Company’s management, including the Company’s chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b)          Changes in Internal Control Over Financial Reporting.

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.

As previously disclosed, in December 2004 and January 2005, the Company, Chairman and (now former) Chief Executive Officer Malcolm Gefter, President and (now former) Chief Operating Officer Kevin F. McLaughlin, Chief Financial Officer and Treasurer Edward C. English, and former President and Chief Operating Officer William K. Heiden, were named as defendants in three purported class action securities lawsuits filed in the United States District Court for the District of Massachusetts.  In April 2005, these actions were consolidated, and the Court appointed lead plaintiffs and approved such plaintiffs' selection of co-lead counsel.  The consolidated actions are captioned IN RE PRAECIS PHARMACEUTICALS, INC. SECURITIES LITIGATION, Civil Action No. 04-12581-GAO.  In August 2005, lead plaintiffs filed a consolidated amended complaint.  The lead plaintiffs generally allege securities fraud during the period from November 25, 2003 through December 6, 2004.  In September 2005, the Company and the individual defendants moved to dismiss the consolidated amended complaint in its entirety.  In January 2006, the Court heard oral argument on this motion and took the matter under advisement.

There have been no material developments with respect to this litigation since the filing of our Quarterly Report on Form 10-Q for the three months ended March 31, 2006, which was filed with the Securities and Exchange Commission on May 5, 2006.

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

To date, we have derived substantially all of our revenues from payments under corporate collaboration and license agreements, and from product sales. Our marketing and selling efforts with regard to Plenaxis® in the United States were not commercially successful and we currently intend to voluntarily discontinue the limited sale and distribution of the product in the United States in August 2006. Moreover, in June 2006, we announced the termination of our active efforts to license or sell our Plenaxis® assets. We may be unable to successfully discover, develop or market any other products in the future. In addition, we may be unable to enter into research collaborations or partnerships with respect to DirectSelect™ or PPI-2458 that provide significant cash to us. Our current strategic operating plan includes significant ongoing expenditures to support the continued enhancement of our DirectSelect™ technology and the continuation of our PPI-2458 clinical development program, and for general and administrative purposes. As of June 30, 2006, we had an accumulated deficit of approximately $327.2 million. We expect that we will continue to incur significant operating losses for at least the next several years, and we may not be profitable in the future.

If we are unable to successfully and in a timely manner carry out key elements of our strategic operating plan, we will have to obtain additional funding in 2007 or significantly modify our strategic operating plan.

If we are unable to successfully carry out key elements of our strategic operating plan described in the immediately preceding risk factor, we believe that our existing cash and investments of approximately $46.2 million at June 30, 2006 will be sufficient to meet our working capital and capital expenditure needs, at current levels, through approximately the end of 2007. If we are able to successfully carry out key elements of our strategic operating plan by establishing partnerships relating to our DirectSelect™ technology or our PPI-2458 program that provide significant cash to us, we may have available resources to allow us to pursue our strategic operating plan beyond the end of 2007, although we cannot provide any assurances as to if or for how long we would be able to do so. If we are unable to successfully and in a timely manner carry out key elements of our strategic operating plan, we will have to obtain additional funding in 2007 or significantly modify our strategic operating plan, including by curtailing, eliminating or disposing of certain elements of our operations. We have no committed sources of capital and do not know whether additional financing will be available when needed, or, if available, that the terms will be acceptable to us.

To date, our operations and capital requirements have been financed primarily with the proceeds of public and private sales of common stock and preferred stock, payments under research and development partnerships and collaborative agreements, investment income, revenues from product sales and the net proceeds from the sale of our facility. However, there can be no assurance that we will be able to sell any securities, enter into additional partnerships and collaborative agreements or borrow funds in the future on favorable terms, or at all. If we raise additional funds by issuing equity securities, further dilution to existing stockholders will result, which could be substantial. In addition, as a condition to investing in us, future investors may demand, and may be granted, rights superior to those of existing stockholders. We may also be required to take other actions, which may lessen the value of our common stock or dilute our common stockholders, including borrowing money on terms that are not favorable to us. If we are required to raise money in the future and we experience difficulties or are unable to do so, it could become necessary for us to cease operations or seek protection under state or federal insolvency or bankruptcy laws.

The outcome of our exploration of strategic options is uncertain and this process entails numerous risks and uncertainties.

In June 2006, we announced that we are actively exploring strategic options which may be available to the Company. These options include principally a financing transaction or a business combination with a public or private company. We have engaged an investment banking firm to advise and assist us in these efforts. No decision has been made as to whether we will engage in a financing, a business combination or other transaction as a result of our exploration of available alternatives, and there can be no assurance that any transaction will occur or, if a transaction does occur, the terms or timing thereof or the impact thereof on our operating results or stock price. The process of exploring strategic options entails numerous risks and uncertainties, including the following:

•                    the process will likely be time-consuming and may disrupt our operations and divert management’s attention;

•                    perceived uncertainties as to our future direction may result in the loss of, or our inability to attract, key employees or business partners;

•                    the process will likely increase expenditures for professional advisors to assist in reviewing and evaluating possible strategic alternatives which may be presented; and

•                    we may not be able to identify a financing, a business combination or other transaction that we determine is appropriate to pursue or that would achieve and enhance shareholder value.

If we are unable to identify and conclude in a timely manner a financing, a business combination or other transaction, we will need to consider other alternatives for the Company. Such alternatives would likely include significantly modifying our strategic operating plan, including by curtailing, eliminating or disposing of certain elements of our operations.

If we engage in a strategic transaction, we will incur a variety of costs and may never realize the anticipated benefits of such a transaction.

We have announced that we are actively exploring strategic options which may be available to the Company. If we proceed with a strategic transaction other than a financing transaction, the process of integrating our business with another business or consummating some other strategic transaction may result in unforeseen operating difficulties and expenditures and may absorb significant management attention that would otherwise be available for the ongoing development of our business, which could diminish the value of any interest that our stockholders may have in a combined or continuing company resulting from such a transaction. In addition to the risks associated with our business as it is currently constituted, reasons for the failure of any strategic transaction could include risks associated with the other party’s business, including all the risks associated with a development-stage biotechnology or biopharmaceutical company. Moreover, we may fail to realize the anticipated benefits of any transaction of this sort. To the extent we issue stock in a transaction, the ownership interest of our stockholders will be diluted and such dilution could be substantial. Transactions of this kind could also cause us to incur debt, expose us to future liabilities and result in expenses related to goodwill and other intangible assets.

If we lose our key personnel or are unable to attract and retain additional skilled personnel, we may be unable to pursue the development of our drug discovery technology or our product research and development efforts, and our ongoing process of exploring strategic options could be adversely affected.

We depend substantially on the principal members of our management and scientific staff, including Kevin F. McLaughlin, our President and Chief Executive Officer, and Richard W. Wagner, Ph.D., our Executive Vice President, Discovery Research. We do not have employment agreements with any of our executive officers. Any officer or employee can terminate his or her relationship with us at any time and work for one of our competitors. The loss of these key individuals could result in competitive harm because we could spend a significant amount of time and resources to replace them and could experience delays in the development of our drug discovery technology or our product research and development efforts without their expertise.

Retaining our current employees and recruiting and retaining qualified personnel to perform future research and development work also will be critical to our success. Competition for skilled personnel is intense and the turnover rate can be high. We compete with numerous companies and academic and other research institutions for experienced scientists. This competition may limit our ability to recruit and retain qualified personnel on acceptable terms. Moreover, due to our strategic restructuring in May 2005, our recent announcement of our exploration of strategic options for the Company and our limited resources compared to many of our competitors, we may face additional challenges retaining our current employees, including, possibly, key members of our management and scientific staff, and recruiting qualified personnel in the future. The failure of any key employee to perform in his or her current position, or our inability to attract and retain qualified personnel, as needed, would prevent us from continuing to develop and enhance our DirectSelect™ technology and using this technology to support pharmaceutical partnerships that will provide significant cash to us, as well as expanding our own proprietary development pipeline and advancing our PPI-2458 clinical development program. Such a failure or inability could also hinder or delay, or adversely affect the outcome of, our ongoing process of exploring strategic options. Depending on the outcome of this process, we may also incur significant costs relating to retention or severance of employees.

Our DirectSelect™ drug discovery technology is still under development, and we may not be able to enter into pharmaceutical partnerships with respect to this technology and/or discover compounds that will provide significant cash to us.

We are focusing our early stage drug discovery efforts on our proprietary DirectSelect™ drug discovery technology, and our future success depends in large part on the successful development of this technology, as well as our ability to enter into collaborations relating to this technology that will provide significant cash to us. If we are unable to obtain and maintain adequate patent protection for our DirectSelect™ technology, another party could offer drug discovery capabilities that directly compete with our capabilities or could attempt to block our ability to practice our technology. For example, there are published U.S. patent applications that disclose variations of certain aspects of our DirectSelect™ technology. Furthermore, we cannot assure investors that this technology will allow us to offer significant advantages over traditional drug discovery methods or competing technologies. For example, the feasibility of creating and screening ultra-large advanced combinatorial chemistry libraries resulting in successful leads is still in the development stage. Moreover, we may not be able to identify novel compounds from the libraries that we create that can address a broad spectrum of targets or that can be rapidly taken into clinical development and that ultimately lead to marketable products. If we are not successful in continuing to enhance this technology and in identifying product candidate(s) using this technology for either a partner or for internal development, and in realizing significant proceeds through partnerships with respect to, or capital infusions facilitated by, our DirectSelect™ technology or such product candidate(s), we would need to significantly modify our operating plan.

Given our strategic focus on forming partnerships with respect to our DirectSelect™ technology, we are also dependent upon the extent to which pharmaceutical and biotechnology companies continue to collaborate with outside companies to obtain drug discovery expertise. Our revenue will depend, in part, on research and development expenditures by pharmaceutical and biotechnology companies, particularly companies outsourcing research and development projects and adding new and improved technologies to accelerate their drug discovery and development initiatives. Our capabilities include aspects of the drug discovery process that pharmaceutical companies have traditionally performed internally. Although there is a history among pharmaceutical and biotechnology companies of outsourcing drug research and development functions, this practice may not continue. Our ability to convince one or more of these companies to use and pay for our drug discovery technology and capabilities rather than develop them internally will depend on many factors, including our ability to:

•                    continue to enhance and refine our DirectSelect™ technology resulting in the identification of high-quality drug candidates under our current pilot study agreements, potentially leading to broader collaborations with the counter-parties to these agreements or with other parties, and in connection with our internal drug discovery programs;

•                    identify and retain scientists and discover and utilize technology that are of the highest caliber; and

•                    achieve intended results in a timely fashion, with acceptable quality and cost.

We also face and will continue to face intense competition from other companies for such collaborative arrangements, and technological and other developments by our competitors may make it more difficult for us to establish such relationships. In addition, perceived uncertainties as to our future direction following our recent announcement regarding the exploration of financing alternatives and other strategic options may make it more difficult for us to attract collaborators. If we are unable to continue to attract collaborators, we may never generate revenues from our DirectSelect™ technology and would be forced to significantly modify our operating plan.

We may be unable to enter into and maintain corporate collaborations necessary to support the discovery and development of products using our DirectSelect™ technology or the further development and potential commercialization of PPI-2458 or other potential products in the future.

One of our key business objectives is to utilize our DirectSelect™ and other proprietary technologies to discover, in a rapid and efficient manner, novel, orally-available compounds with the potential to address unmet medical needs or improve existing therapies. We intend to collaborate with pharmaceutical and biotechnology companies on the discovery and development stages for these compounds across a broad range of therapeutic areas. We also intend to select promising compounds that we discover to retain for internal development and will seek to partner these compounds at various stages of development in an effort to optimize their value to the Company. In addition, we have announced our intention to partner our PPI-2458 program in one or more indications as development advances. We do not currently intend to independently market the products that may ultimately result from our discovery and development efforts. We cannot assure investors that we will be able to enter into and maintain partnerships and corporate collaborations in a timely manner and on favorable terms, if at all. Moreover, perceived uncertainties as to our future direction following our recent announcement regarding our exploration of financing alternatives and other strategic options may make it more difficult for us to attract collaborators. Even if we are able to enter into such arrangements, we cannot assure our investors that our future collaborators will meet their obligations to us under our collaboration agreements. If a partner terminates its agreement with us or fails to perform its obligations, it may delay the discovery and development of product candidates. As a result, we could have to devote unforeseen additional resources to drug discovery and development or be forced to significantly modify our operating plan.

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

In addition, many factors could delay or result in termination of our ongoing or future clinical trials. For example, results from ongoing preclinical studies or analyses could raise concerns over the safety or efficacy of a product candidate. In March 2004, the FDA placed our phase 1 clinical trial of PPI-2458 on clinical hold due to non-clinical study findings with PPI-2458. Although we subsequently received clearance from the FDA to resume clinical testing of PPI-2458 in June 2004, we cannot assure investors that the FDA will not place this or other clinical trials on hold in the future or that we will be able to resolve any such clinical hold in a timely manner, or at all. A clinical trial may also experience slow patient enrollment. A study could also be delayed due to lack of sufficient drug supply. Patients may experience adverse medical events or side effects, and there may be a real or perceived lack of effectiveness of, or of safety issues associated with, the drug we are testing. Future governmental action or existing or changes in FDA or foreign regulatory authority policies or precedents, may also result in delays or rejection of an application for marketing approval. The FDA, and comparable foreign regulatory authorities, have considerable discretion in determining whether to grant marketing approval for a drug, and may delay or deny approval even in circumstances where the applicant’s clinical trials have proceeded in compliance with established procedures and regulations and have met the established end-points of the trials. Challenges to regulatory determinations are generally time-consuming and costly, and rarely, if ever, succeed. Although we received FDA approval to market Plenaxis® in the United States in November 2003 and in Germany in September 2005, we can give no assurance that we will obtain marketing approval for PPI-2458 or any other potential product candidate.

Any regulatory approval may be conditioned upon significant labeling requirements and, as in the case of the FDA approval of Plenaxis®, marketing restrictions and post-marketing study commitments. Such labeling and marketing restrictions could, and in the case of Plenaxis® in the United States, did, materially adversely affect the marketability and/or value of the product. As part of our strategic restructuring announced in May 2005, we voluntarily discontinued promotional activities related to Plenaxis® and the sale of Plenaxis® for new patients in the United States. In addition, although Plenaxis® was approved in Germany, our former partner elected to terminate its agreement with us. In June 2006, we announced that we will cease the limited sale and distribution of Plenaxis in the United States and will not pursue further the commercialization of Plenaxis® outside the United States.

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

We currently have contracts with a limited number of research organizations to design and conduct our laboratory testing, preclinical evaluations and human clinical studies. If we cannot contract for data analysis and  testing activities on acceptable terms, or at all, we may not complete our drug discovery and development efforts in a timely manner. To the extent we rely on third parties for these activities, we may lose some control over these activities. For example, third parties may not complete data analysis and testing activities on schedule or when we request them to do so. In addition, these third parties may conduct these contracted tasks in a manner inconsistent with regulatory requirements or otherwise in a manner that yields misleading or unreliable data. This, or other failures of these third parties to carry out their duties, could result in significant additional costs and expenses and could delay or prevent our ability to effectively perform our responsibilities under existing or future third-party agreements or utilize our DirectSelect™ technology for internal programs, or further develop PPI-2458 or other future product candidates.

If we fail to develop and maintain our relationships with third-party manufacturers, or if these manufacturers fail to perform adequately, we may be unable to develop and commercialize PPI-2458 or any other future product candidate.

Our ability to conduct large clinical trials for, or to commercialize, PPI-2458 or any future product candidate, will depend in part on our ability to manufacture, or arrange for third-party manufacture of, PPI-2458 or any such future product on a large scale, at a competitive cost and in accordance with regulatory requirements. We must establish and maintain a commercial scale formulation and manufacturing process for each of our potential products for which we seek marketing approval. We or third-party manufacturers may encounter difficulties with these processes at any time that could result in delays in clinical trials, regulatory submissions or in the commercialization of potential products.

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

A biopharmaceutical company such as ours faces intense competition. We face competition from companies that are pursuing the same or similar technologies for drug discovery. We also face significant competition from organizations that are pursuing drugs that would compete with the product candidates we are now developing or may pursue in the future. We may not be able to compete successfully against these organizations, which include many large and well-financed and experienced pharmaceutical and biotechnology companies, as well as academic institutions and government-based agencies. These entities may have greater financial resources and more experience than we do in developing and improving drug discovery technologies and identifying and completing collaborations with respect thereto with interested parties, and in discovering and developing drugs, obtaining regulatory approvals, manufacturing and marketing. In addition, academic, government and industry-based research is intense, resulting in considerable competition in obtaining qualified research personnel, submitting patent filings for protection of intellectual property rights and establishing strategic corporate alliances.

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

We also expect to encounter competition from other companies with drug discovery technologies similar to our technologies. For example, we are aware of competitors or potential competitors that may be able to offer technologies that would compete with our DirectSelect™ technology and there may also be other competitors of which we are not aware. Moreover, if we are unable to obtain adequate patent protection for our DirectSelect™ technology, another company could offer drug discovery capabilities that directly compete with our capabilities or could attempt to block our ability to practice our technology. Given our strategic focus on forming partnerships with respect to our DirectSelect™ technology, we are also dependent upon the extent to which pharmaceutical and biotechnology companies continue to collaborate with outside companies to obtain drug discovery expertise and our ability to establish and maintain partnerships with such companies. We also face and will continue to face intense competition from other companies for such collaborative arrangements, and technological and other developments by our competitors may make it more difficult for us to establish such relationships.

The success or continued success of our competitors in any of these efforts may adversely affect our ability to further enhance and refine and partner on favorable terms our DirectSelect™ technology, to develop, partner on favorable terms and commercialize PPI-2458 or other future product candidates, and to ultimately attain and maintain profitability.

If we are unable to obtain and enforce valid patents, we could lose any competitive advantage we may have.

Our success will depend in part on our ability to obtain patents and maintain adequate protection of our technologies and potential products. If we do not adequately protect our intellectual property, competitors may be able to use our technologies and erode any competitive advantage we may have. If we are unable to obtain adequate patent protection for our DirectSelect™ technology, another party could offer drug discovery capabilities that directly compete with our capabilities or could attempt to block our ability to practice our technology. For example, there are published U.S. patent applications that disclose variations of certain aspects of our DirectSelect™ technology. Some foreign countries lack rules and methods for defending intellectual property rights and do not protect proprietary rights to the same extent as the United States. Many companies have had difficulty protecting their proprietary rights in certain foreign countries.

Patent positions are sometimes uncertain and usually involve complex legal and factual questions. We can protect our proprietary rights from unauthorized use by third parties only to the extent that our proprietary technologies are covered by valid and enforceable patents or are effectively maintained as trade secrets. We currently own or have exclusively licensed 33 issued United States patents and 116 granted foreign patents. We have applied, and will continue to apply, for patents covering both our technologies and products as we deem appropriate. Others may challenge our patent applications or our patent applications may not result in issued patents. Moreover, any issued patents on our own inventions, or those licensed from third parties, may not provide us with adequate protection, or others may challenge the validity of, or seek to narrow or circumvent, these patents. Third-party patents may impair or block our ability to conduct our business. Additionally, third parties may independently develop products similar to our products, duplicate our unpatented products, or design around any patented products we develop.

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

As described in more detail in Note 4—Litigation, included in our condensed consolidated financial statements appearing elsewhere in this report, in December 2004 and January 2005, the Company, Chairman and (now former) Chief Executive Officer Malcolm Gefter, President and (now former) Chief Operating Officer Kevin F. McLaughlin, Chief Financial Officer and Treasurer Edward C. English, and former President and Chief Operating Officer William K. Heiden, were named as defendants in three purported class action securities lawsuits filed in the United States District Court for the District of Massachusetts. The complaints were consolidated into one action in April 2005. In August 2005, lead plaintiffs filed a consolidated amended complaint. The lead plaintiffs generally allege securities fraud during the period from November 25, 2003 through December 6, 2004.

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

The market price of our common stock may fluctuate substantially due to a variety of factors, including, but not limited to:

•                     our announcement of a financing, a business combination or other transaction, the terms of such a transaction and its implications for our existing stockholders, or other announcement regarding the outcome of our ongoing exploration of strategic options;

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

•                     our ability to identify and complete, and our announcement of, the disposition of our Plenaxis® assets;

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

In addition, the stock market has experienced extreme price and volume fluctuations. The market prices of the securities of biotechnology companies, particularly companies like ours with limited product revenues and without earnings, have been highly volatile, and may continue to be highly volatile in the future. This volatility has often been unrelated to the operating performance of particular companies. In the past, securities class action litigation has often been brought against companies that experience volatility in the market price of their securities. We are currently a defendant in a purported class action lawsuit. Whether or not meritorious, this or other litigation brought against us could result in substantial costs and a diversion of management’s attention and resources.

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

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(a)           On April 7, 2006, we entered into a pilot study and option agreement with SmithKline Beecham Corporation, or SBC, and Glaxo Group Limited, or GGL, relating to our DirectSelect™ drug discovery technology. In connection with the execution of the pilot study agreement, we concurrently entered into a stock purchase agreement with SBC and GGL, which we refer to together as the Investor. Under the stock purchase agreement, on April 28, 2006 the Investor purchased 102,538 unregistered shares of our common stock at $4.88 per share, for an aggregate purchase price of $500,000. Under the terms of the stock purchase agreement, the per share price was determined based upon the average of the daily closing prices per share of our common stock on The NASDAQ Global Market, as reported in the Wall Street Journal, over the trading days during the period beginning on, and including, March 11, 2006, and ending on, and including, April 25, 2006.

The shares of common stock issued to the Investor under the stock purchase agreement were not registered under the Securities Act of 1933, as amended, as such shares were issued in a transaction not involving a public offering under Section 4(2) of the Securities Act of 1933.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

We held our Annual Meeting of Stockholders on May 11, 2006 to (i) elect eight directors; (ii) approve our Fourth Amended and Restated 1995 Stock Plan, which amends and restates the Third Amended and Restated 1995 Stock Plan, to increase by 500,000 the number of shares of Common Stock authorized for issuance under the plan, permit the grant of restricted stock awards and include certain performance goals for purposes of Section 162(m) of the Internal Revenue Code of 1986, as amended; (iii) approve an amendment to our Second Amended and Restated Employee Stock Purchase Plan to increase by 80,000 the number of shares of Common Stock authorized for issuance under the Plan; and (iv) ratify the appointment of Ernst & Young LLP as our independent registered public accounting firm for fiscal year 2006.

The following nominees for director were elected, by the vote set forth below, to hold office until the 2007 annual meeting of stockholders and until their successors are duly elected and qualified:

Nominee:	Number of Votes For:	Number of Votes Withheld:
Malcolm L. Gefter, Ph.D.	7,374,540	2,065,452
Kevin F. McLaughlin	7,381,683	2,058,309
G. Leonard Baker, Jr.	7,388,484	2,051,508
Garen G. Bohlin	7,797,307	1,642,685
Henry F. McCance	7,387,984	2,052,008
Leonard E. Post, Ph.D.	7,799,207	1,640,785
David B. Sharrock	7,388,764	2,051,228
Patrick J. Zenner	7,000,670	2,439,322

The stockholders approved our Fourth Amended and Restated 1995 Stock Plan by the following vote:

For:	Against:	Abstain:	Broker- Non-Votes:
3,190,885	2,618,144	12,697	3,618,266

The stockholders approved an amendment to our Second Amended and Restated Employee Stock Purchase Plan by the following vote:

For:	Against:	Abstain:	Broker- Non-Votes:
4,866,672	946,718	8,337	3,618,265

The stockholders also ratified the appointment of Ernst & Young LLP as our independent registered public accounting firm for fiscal year 2006 by the following vote:

For:	Against:	Abstain:	Broker- Non-Votes:
8,863,317	564,483	12,191	—

ITEM 6.   EXHIBITS.

Exhibit Number	Exhibit
3.1	Amended and Restated Certificate of Incorporation (1)
3.2	Certificate of Amendment of the Amended and Restated Certificate of Incorporation (effecting reverse stock split) (4)
3.3	Third Amended and Restated By-Laws (3)
4.1	Specimen certificate representing shares of common stock (post-reverse stock split) (4)
4.2	Rights Agreement between the Registrant and American Stock Transfer & Trust Company, as Rights Agent (2)
4.3	Form of Certificate of Designations of Series A Junior Participating Preferred Stock (attached as Exhibit A to the Rights Agreement identified as Exhibit 4.2 hereto) (2)
4.4	Form of Rights Certificate (attached as Exhibit B to the Rights Agreement identified as Exhibit 4.2 hereto) (2)
10.1*	Fourth Amended and Restated 1995 Stock Plan (5)
10.2*	Amendment to Second Amended and Restated Employee Stock Purchase Plan (5)
10.3*	Consulting and Termination Agreement and General Release dated June 19, 2006 between PRAECIS and Marc B. Garnick, M.D. (6)
10.4	Stock Purchase Agreement dated as of April 7, 2006 by and between PRAECIS, SmithKline Beecham Corporation and Glaxo Group Limited
31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

(5)             Incorporated by reference to Registration Statement on Form S-8 (Registration No. 333-134397) filed with the Securities and Exchange Commission on May 23, 2006.

(6)             Incorporated by reference to Current Report on Form 8-K filed with the Securities and Exchange Commission on June 20, 2006.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

PRAECIS PHARMACEUTICALS INCORPORATED

Date: August 4, 2006	By	/s/ Edward C. English
Edward C. English
Chief Financial Officer, Vice President,
Treasurer and Assistant Secretary
(Duly Authorized Officer and Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit
3.1	Amended and Restated Certificate of Incorporation (1)
3.2	Certificate of Amendment of the Amended and Restated Certificate of Incorporation (effecting reverse stock split) (4)
3.3	Third Amended and Restated By-Laws (3)
4.1	Specimen certificate representing shares of common stock (post-reverse stock split) (4)
4.2	Rights Agreement between the Registrant and American Stock Transfer & Trust Company, as Rights Agent (2)
4.3	Form of Certificate of Designations of Series A Junior Participating Preferred Stock (attached as Exhibit A to the Rights Agreement identified as Exhibit 4.2 hereto) (2)
4.4	Form of Rights Certificate (attached as Exhibit B to the Rights Agreement identified as Exhibit 4.2 hereto) (2)
10.1*	Fourth Amended and Restated 1995 Stock Plan (5)
10.2*	Amendment to Second Amended and Restated Employee Stock Purchase Plan (5)
10.3*	Consulting and Termination Agreement and General Release dated June 19, 2006 between PRAECIS and Marc B. Garnick, M.D. (6)
10.4	Stock Purchase Agreement dated as of April 7, 2006 by and between PRAECIS, SmithKline Beecham Corporation and Glaxo Group Limited
31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

(5)          Incorporated by reference to Registration Statement on Form S-8 (Registration No. 333-134397) filed with the Securities and Exchange Commission on May 23, 2006.

(6)          Incorporated by reference to Current Report on Form 8-K filed with the Securities and Exchange Commission on June 20, 2006.