Form 10-Q
period 2006-09-30
PRAECIS PHARMACEUTICALS INC
filed 2006-11-09
CIK 1033025

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Yes ☐  No ☒

As of October 31, 2006, there were 10,708,417 shares of the registrant’s common stock, $.01 par value, outstanding.

All share and per share amounts, including all common stock equivalents (stock options and the exercise prices thereof), reported in this Quarterly Report on Form 10-Q have been have adjusted for all periods presented to reflect a 1-for-5 reverse split of the registrant’s common stock effected on November 1, 2005.

PRAECIS PHARMACEUTICALS INCORPORATED
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2006

INDEX

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

PRAECIS PHARMACEUTICALS INCORPORATED
Condensed Consolidated Balance Sheets
(In thousands, except share data)

(Unaudited)

	December 31, 2005	September 30, 2006
Assets
Current assets:
Cash and cash equivalents	$57,088	$40,370
Marketable securities	5,492	—
Accounts receivable	184	70
Inventory	154	—
Prepaid expenses and other current assets	742	943
Total current assets	63,660	41,383
Property and equipment, net	3,559	1,595
Inventory	1,532	—
Restricted cash	793	793
Total assets	$69,544	$43,771

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$780	$627
Accrued expenses	3,373	2,740
Accrued restructuring	3,608	4,217
Deferred gain on sale-leaseback of building	1,818	1,818
Total current liabilities	9,579	9,402

Long-term accrued restructuring, less current portion	1,834	3,152
Long-term deferred gain on sale-leaseback of building, less current portion	6,968	5,605

Commitments and contingencies

Stockholders’ equity:
Common Stock, $0.01 par value; 200,000,000 shares authorized; 10,494,174 shares issued and outstanding in 2005; 10,749,289 shares issued and 10,708,417 outstanding in 2006	105	107
Treasury Stock, at cost; 40,872 shares in 2006	—	(123)
Additional paid-in capital	356,234	359,592
Accumulated other comprehensive loss	(90)	—
Accumulated deficit	(305,086)	(333,964)
Total stockholders’ equity	51,163	25,612
Total liabilities and stockholders’ equity	$69,544	$43,771

See accompanying notes.

PRAECIS PHARMACEUTICALS INCORPORATED
Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2006	2005	2006
Revenues:
Product sales	$282	$—	$1,437	$209
Licensing and other revenues	1,806	—	1,924	35
Total revenues	2,088	—	3,361	244
Costs and expenses:
Cost of goods sold	97	45	3,889	5,615
Research and development	5,333	5,610	18,892	18,157
Sales and marketing	203	—	5,988	—
General and administrative	1,489	1,560	5,456	5,433
Restructuring and asset impairment	—	110	28,680	1,688
Total costs and expenses	7,122	7,325	62,905	30,893

Operating loss	(5,034)	(7,325)	(59,544)	(30,649)

Interest income	378	572	1,145	1,766
Interest expense	(512)	—	(1,484)	—
Gain on sale of property and equipment	—	—	—	5
Net loss	$(5,168)	$(6,753)	$(59,883)	$(28,878)

Basic and diluted net loss per common share	$(0.49)	$(0.63)	$(5.71)	$(2.73)

Weighted average number of basic and diluted common shares outstanding	10,494	10,687	10,488	10,594

See accompanying notes.

PRAECIS PHARMACEUTICALS INCORPORATED
Condensed Consolidated Statements of Cash Flows
(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2005	2006
Operating activities:
Net loss	$(59,883)	$(28,878)
Adjustments to reconcile net loss to cash used in operating activities:
Non-cash restructuring and asset impairment	23,169	7,109
Amortization of deferred gain on sale-leaseback of building	—	(1,363)
Gain on sale of property and equipment	—	(5)
Depreciation	2,165	872
Stock-based compensation	—	2,627
Changes in operating assets and liabilities:
Accounts receivable	770	114
Inventory	(793)	—
Prepaid expenses, other current assets and other assets	21	(201)
Accounts payable	(857)	(153)
Accrued expenses	(2,921)	(633)
Accrued restructuring	6,372	(1,618)
Deferred revenue	(1,889)	—
Net cash used in operating activities	(33,846)	(22,129)

Investing activities:
Purchase of available-for-sale securities	(13,094)	—
Sales and maturities of available-for-sale securities	78,853	5,582
Proceeds from disposition of property and equipment	15	5
Purchase of property and equipment	(1,184)	(786)
Net cash provided by investing activities	64,590	4,801

Financing activities:
Repayments of long-term debt	(396)	—
Proceeds from the issuance of Common Stock under employee compensation plans	95	110
Proceeds from the sale of Common Stock in connection with pilot study	—	500
Net cash (used in) provided by financing activities	(301)	610

Increase (decrease) in cash and cash equivalents	30,443	(16,718)
Cash and cash equivalents at beginning of period	11,178	57,088

Cash and cash equivalents at end of period	$41,621	$40,370

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

Principles of Consolidation

The accompanying condensed consolidated financial statements include the Company’s accounts and the accounts of its wholly owned subsidiaries, 830 Winter Street LLC and PRAECIS Europe Limited. In August 2006, the Company dissolved 830 Winter Street LLC as it was formed solely to engage in real estate activity related to the acquisition and ownership of the Company’s corporate headquarters and research facility, which was sold in October 2005.  All significant intercompany account balances and transactions between the companies have been eliminated.

Inventory

Inventory is stated at the lower of cost or market with cost determined under the first-in, first-out method. The Company writes down any obsolete, excess or otherwise unmarketable inventory to its estimated net realizable value, as necessary.  Inventory as of December 31, 2005 consisted of materials used to produce Plenaxis®.

The components of inventory are as follows (in thousands):

December 31, 2005
Work-in-process	$1,532
Finished goods	154
Total inventory	1,686
Less current portion	(154)
Long-term inventory	$1,532

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

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R, using the modified prospective transition method.  Under this transition method, compensation cost recognized in the statement of operations during 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of, January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123; and (b) compensation cost for all share-based payments granted, modified or settled subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R.  In accordance with the modified prospective transition method, results for prior periods have not been restated.

For the three months ended September 30, 2006, the Company recorded stock-based compensation expense of approximately $0.8 million for stock options granted under the Company’s Fourth Amended and Restated 1995 Stock Plan (the “Plan”) and approximately $10,000 related to the Company’s Second Amended and Restated Employee Stock Purchase Plan, as amended (the “ESPP”), of which $0.6 million was included in research and development expenses and $0.2 million was included in general and administrative expenses.  For the nine months ended September 30, 2006, the Company recorded stock-based compensation expense of approximately $2.6 million for stock options granted under the Plan and approximately $26,000 related to the ESPP, of which $1.9 million was included in research and development expenses and $0.7 million was included in general and administrative expenses.  The stock-based compensation expense for the nine months ended September 30, 2006 includes approximately $78,000 recorded in connection with the acceleration of vesting of the unvested portion of two outstanding option grants to purchase an aggregate of 33,998 shares of Common Stock at a weighted average exercise price of $5.80 per share.  No amounts relating to stock-based compensation have been capitalized.

The Company currently has the following stock-based employee compensation plans which are subject to the provisions of SFAS No. 123R:

Stock Option Plan - The Plan allows for the granting of incentive and nonqualified options, restricted stock awards and awards of, or awards to purchase, shares of Common Stock. Historically, incentive options granted to employees under the Plan generally vested over a five-year period, with 20% vesting on the first anniversary of the date of grant and the remainder vesting in equal monthly installments thereafter. During 2005 and thereafter, the Company began granting options to employees which generally vest over a four-year period, with 25% vesting on the first anniversary of the date of grant and the remainder vesting in equal monthly installments thereafter. Nonqualified options issued to non-employee directors and consultants under the Plan generally vest during their period of service with the Company. Options granted under the Plan have a maximum term of ten years from the date of grant.  In March 2006, the Company’s Board of Directors approved the Plan, subject to stockholder approval, which was obtained in May 2006.  The Plan amends and restates the Company’s Third Amended and Restated 1995 Stock Plan to increase by 500,000 the number of shares of Common Stock authorized for issuance under the Plan, permit the grant of restricted stock awards and include certain performance goals for purposes of Section 162(m) of the Internal Revenue Code of 1986, as amended.  At September 30, 2006, a total of 3,675,000 shares of Common Stock were authorized for issuance under the Plan, 1,534,369 of which were reserved for issuance upon the exercise of outstanding stock options and 1,042,114 of which remained available for issuance of new awards under the Plan.

Employee Stock Purchase Plan - Under the ESPP, eligible employees may purchase shares of Common Stock at a price per share equal to 85% of the lower of the fair market value per share of Common Stock at the beginning or the end of each six-month period during the term of the ESPP. Participation is limited to the lesser of 10% of the employee’s compensation or $25,000 in any calendar year. In May 2005, the Company’s Board of Directors approved an amendment and restatement of the employee stock purchase plan to extend its term through June 25, 2007 and provide for withdrawal by employees during a six-month exercise period.  In March 2006, the Company’s Board of Directors approved an amendment, subject to stockholder approval, which was obtained in May 2006, to increase by 80,000 shares the number of shares of Common Stock reserved for issuance under the ESPP.  At September 30, 2006, a total of 82,645 shares of Common Stock had been issued under the ESPP and 77,355 shares remained available for issuance.

The Company uses the Black-Scholes option pricing model to calculate the fair value on the grant date of stock-based compensation for both stock options granted under the Plan and options to purchase shares granted under the ESPP.  The fair value of stock options granted under the Plan during the three and nine months ended September 30, 2005 and 2006 was calculated using the following estimated weighted-average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2006	2005	2006
Expected term (years)	5.0	4.5	6.2	4.5
Volatility	86.2%	67.5%	86.5%	67.1%
Risk-free interest rate	4.1%	4.9%	3.8%	4.9%

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

Expected volatility:  The expected volatility is a measure of the amount by which the Company’s stock price is expected to fluctuate during the expected term of options granted. The Company determines the expected volatility based solely upon the historical volatility of the Common Stock over a period commensurate with the option’s expected term.  The Company does not believe that the future volatility of its Common Stock over an option’s expected term is likely to differ significantly from the past.

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

The assumptions used to calculate the grant-date fair value for options to purchase shares granted under the ESPP for the three and nine months ended September 30, 2006 include the following: an expected term of six months, representing the current exercise period for purchases under the ESPP; an expected annual volatility of 85.4% and 76.9% for the three and nine months ended September 30, 2006, respectively; an annualized risk-free interest rate of 5.3% and 5.0% for the three and nine months ended September 30, 2006, respectively; and a zero expected dividend yield.  The weighted-average per share fair value of options to purchase shares granted under the ESPP during the three and nine months ended September 30, 2006 was $1.13 and $1.20, respectively.

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

The weighted average per share fair value of stock options granted under the Plan was $1.91 and $1.34 during the three months ended September 30, 2005 and 2006, respectively, and $2.83 and $1.90 during the nine months ended September 30, 2005 and 2006, respectively.

Prior to January 1, 2006, the Company applied the pro forma disclosure requirements under SFAS No. 123 and accounted for its stock-based employee compensation plans using the intrinsic value method under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations.  Accordingly, no stock-based employee compensation cost was recognized in the statement of operations for the three and nine months ended September 30, 2005, as all stock options granted under the Plan had an exercise price equal to the fair market value of the underlying Common Stock on the date of grant as determined in accordance with the Plan.

The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to options granted under the Plan for the three and nine months ended September 30, 2005.  Since stock-based compensation expense for the three and nine months ended September 30, 2006 was recorded under the provisions of SFAS No. 123R, there is no disclosure of pro forma net loss and net loss per share for these periods.  For purposes of the pro forma disclosure for the three and nine months ended September 30, 2005 set forth in the table below, the value of the options is estimated using a Black-Scholes option pricing model and amortized on a straight-line basis to expense over the options’ vesting periods.

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
	(in thousands, except per share data)
Net loss, as reported	$(5,168)	$(59,883)
Deduct: Stock-based employee compensation cost that would have been included in the determination of net loss as reported if the fair value method had been applied to all awards	(1,212)	(4,292)
Pro forma net loss	$(6,380)	$(64,175)
Basic and diluted net loss per common share, as reported	$(0.49)	$(5.71)
Basic and diluted net loss per common share, pro forma (1)	$(0.61)	$(6.12)

(1)       The amounts for the three and nine months ended September 30, 2005 were originally reported as $(0.66) and $(6.40), respectively, and have been adjusted due to an error in the calculations.

Information regarding option activity for the three months ended September 30, 2006 under the Plan is summarized below (in thousands, except price per share data):

	Options Outstanding	Weighted- Average Exercise Price Per Share
Options outstanding at June 30, 2006	1,677	$26.18
Granted	215	2.31
Exercised	(117)	1.33
Forfeited	(16)	9.56
Expired	(224)	38.86
Options outstanding at September 30, 2006	1,535	$23.05

Information regarding option activity for the nine months ended September 30, 2006 under the Plan is summarized below (in thousands, except price per share data):

	Options Outstanding	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2005	1,682	$26.62
Granted	297	3.28
Exercised	(127)	1.33
Forfeited	(66)	10.87
Expired	(251)	37.77
Options outstanding at September 30, 2006	1,535	$23.05	6.9	$—

Options exercisable at September 30, 2006	911	$31.29	5.7	$—

At September 30, 2006, options vested or expected to vest	1,460	$23.94	6.9	$—

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the closing price of the Common Stock on September 30, 2006 of $2.05 and the exercise price of each in-the-money option) that would have been received by the option holders had all option holders exercised their vested and unvested options on September 30, 2006.  Total intrinsic value of stock options exercised under the Plan for the three and nine months ended September 30, 2006 was $0.2 million.  In July 2006, an employee exercised an option to purchase 92,500 shares of Common Stock at $1.33 per share and paid the exercise price by tendering to the Company 40,872 shares of Common Stock previously acquired by the employee more than six months prior to such exercise, as provided for in the Plan and approved by the Company’s Compensation Committee.  The fair market value of the 40,872 shares of Common Stock on the date of exercise was equal to the option exercise price.

As of September 30, 2006, there was $4.5 million of total unrecognized compensation cost related to unvested share-based awards.  That cost is expected to be recognized over a period of 4.0 years with a weighted-average period of 1.1 years.

Revenue Recognition

The Company follows the provisions of SAB No. 104, Revenue Recognition.  The Company recognizes revenues from product sales in the period when the product is delivered, provided there is persuasive evidence that an arrangement exists, the price is fixed or determinable and collection of the related receivable is reasonably assured.  Revenues are recorded net of applicable allowances as provision is made for estimated sales returns, rebates, distributor fees and other applicable discounts and allowances.  Shipping and other distribution costs are charged to cost of product sales. Product revenues are related solely to Plenaxis® for all periods presented in this report.  In connection with the Company’s strategic restructuring announced in May 2005, the Company voluntarily discontinued promotional activities related to Plenaxis® and the sale of Plenaxis® for new patients in the United States.  In June 2006, the Company announced that it would voluntarily discontinue the limited sale and distribution of Plenaxis® to all patients.  As of August 31, 2006, the Company ceased all commercial distribution of the product in the United States.

The Company has historically provided substantially all of its distributors with payment terms of up to 120 days on purchases of Plenaxis®.  Through September 30, 2006, payments have generally been made in a timely manner.

The Company analyzes its multiple element arrangements to determine whether the elements can be separated and accounted for individually as separate units of accounting in accordance with EITF No. 00-21, Revenue Arrangements with Multiple Deliverables.  Nonrefundable upfront licensing fees and certain guaranteed, time-based payments that require continuing involvement in the form of development, manufacturing or other commercialization efforts by the Company are recognized as licensing revenue ratably over the period during which the Company is obligated to perform those services.  Milestone payments are recognized as licensing revenue or product sales when the performance obligations, as defined in the contract, are achieved.  Performance milestones typically consist of significant milestones in the development and/or commercialization of a product such as obtaining approval from regulatory agencies or the achievement of targeted sales levels. Reimbursements of development costs are recognized as licensing revenue as the related costs are incurred.

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

Net Loss Per Share

Basic net loss per share is based on the weighted average number of shares of Common Stock outstanding.  For all periods presented, diluted net loss per share of Common Stock is the same as basic net loss per share of Common Stock as the inclusion of Common Stock equivalents, including the effect of stock options, would be antidilutive due to the Company’s net loss position for all periods presented.  Diluted net loss per share of Common Stock excluded 1,747,277 and 1,534,369 Common Stock options for the periods ended September 30, 2005 and 2006, respectively, as their impact would have been antidilutive.

Comprehensive Loss

SFAS No. 130, Reporting Comprehensive Income, establishes standards for the reporting and display of comprehensive income or loss and its components in the condensed consolidated financial statements.  The Company’s accumulated other comprehensive loss is comprised of net unrealized gains or losses on available-for-sale securities.  For the three and nine months ended September 30, 2005 and 2006, comprehensive loss was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2006	2005	2006
Net loss	$(5,168)	$(6,753)	$(59,883)	$(28,878)
Changes in comprehensive loss:
Net unrealized holding gain on investments	25	—	55	90
Total comprehensive loss	$(5,143)	$(6,753)	$(59,828)	$(28,788)

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurement (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value and expands disclosures on fair value measurements.  SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements and is effective for fiscal years beginning after November 15, 2007.  The Company is evaluating SFAS No. 157 and has not yet determined the effect, if any, the adoption of this statement will have on the Company’s results of operations or financial position.

In September 2006, the SEC issued SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB No 108”).  Traditionally, there have been two common approaches used to accumulate and quantify the effects of financial statement misstatements:  (1) the roll-over approach which quantifies a misstatement based on the amount of error, including the reversing effect of prior year misstatements, originating in the current year income statement and (2) the iron-curtain approach which quantifies a misstatement based on the effects of correcting a misstatement existing in the current period-end balance sheet, irrespective of when the misstatement occurred.  SAB No. 108 states that registrants should use both approaches when quantifying and evaluating the materiality of a misstatement on current year financial statements.  SAB No. 108 is effective for fiscal years ending after November 15, 2006.  The Company is evaluating SAB No. 108 and has not yet determined the effect, if any, this guidance will have on the Company’s results of operations or financial position.

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

In addition, in connection with the restructuring, the Company performed an assessment and determined that its corporate headquarters and research facility (the “Facility”) was impaired.  As a result, a non-cash impairment charge of approximately $19.7 million related to the Facility was recorded as part of restructuring and asset impairment expenses under SFAS No. 144 during the year ended December 31, 2005. The Company obtained an independent appraisal that was based upon a fee simple expected present value technique in combination with an evaluation of comparable assets in the geographic area in order to estimate the fair value of its Facility.

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

On June 19, 2006, the Company’s Board of Directors determined to cease the Company’s previously announced process of actively seeking to dispose of the Company’s Plenaxis® assets through a license or sale transaction. The Company voluntarily discontinued the limited sale and distribution of the product in the United States as of August 31, 2006 and will not pursue further the commercialization of Plenaxis® outside the United States. The Company is also discontinuing any remaining Plenaxis®-related activities, except as necessary to support the wind-down of product distribution in the United States. During this wind-down, the Company is continuing to evaluate potential opportunities for its Plenaxis® assets to the extent such opportunities arise.

Due to the cessation of its previously announced process of actively seeking to license or sell its Plenaxis® assets, the Company recorded charges of approximately $7.5 million during the three months ended June 30, 2006.  Of this amount, non-cash charges of approximately $1.9 million and $1.7 million were incurred with respect to Plenaxis®-related equipment and inventory, respectively, to write down these assets to their net realizable or salvage value.  At September 30, 2006, the estimated net realizable value of Plenaxis®-related inventory was zero and the estimated salvage value of Plenaxis®-related equipment was $45,000.  During the three months ended June 30, 2006, the Company also recorded a charge of approximately $3.8 million related to commitments under certain Plenaxis® manufacturing and supply agreements, which the Company concluded will provide no future economic benefit to the Company, and other associated costs of approximately $0.1 million.  The $3.8 million charge represents the net present value of approximately $4.9 million of the aggregate future cash commitments under these agreements. The Company expects to expense the balance of $1.1 million over the remaining respective terms of the applicable manufacturing and supply agreements, which range from one to four years. The Company currently has an aggregate of approximately $9.2 million in cash obligations under third-party Plenaxis® manufacturing and supply agreements, which become payable in varying annual amounts through 2010.

During the nine months ended September 30, 2006, the Company also recorded additional restructuring expenses of approximately $0.3 million related to the amortization of the net present value of excess future Plenaxis® manufacturing commitments.  In addition, in January 2006, the Company amended a Plenaxis® manufacturing and supply agreement to provide for the suspension of certain manufacturing activities in exchange for a reduced payment by the Company of $1.5 million of a $2.1 million excess future commitment.  Accordingly, during the nine months ended September 30, 2006, the Company reduced the excess accrued restructuring liability by $0.6 million through a reduction to restructuring expense.  Cash disbursements of approximately $1.6 million were made during the nine months ended September 30, 2006 related to restructuring charges.

The following table sets forth the activity and components of the Company’s restructuring and asset impairment expenses for the nine months ended September 30, 2006 (in thousands):

	Amounts Accrued as of	Activity During the Nine Months Ended September 30, 2006						Amounts Accrued as of
	December 31, 2005	Additional Charges		Reversal of Charges	Non-Cash Write-off		Amounts Paid	September 30, 2006
Employee severance, benefits and related costs	$118	$—		$—	$—		$118	$—

Other costs	50	90		—	50		—	90

Impairment on fixed assets	—	1,878		—	1,878		—	—

Manufacturing commitments restructuring expense	5,274	320		(600)	—		1,500	3,494

Total restructuring and asset impairment	5,442	2,288		(600)	1,928		1,618	3,584

Manufacturing commitments	—	3,785	*	—	—		—	3,785	*

Impairment on inventory	—	1,686	*	—	1,686	*	—	—

Total	$5,442	$7,759		$(600)	$3,614		$1,618	7,369

Less current portion								(4,217)

Long-term restructuring accrual								$3,152

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

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF  OPERATIONS.

The following discussion of our financial condition and results of operations should be read together with the condensed consolidated financial statements and accompanying notes to those statements included elsewhere in this Form 10-Q.  This Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties.  All statements other than statements of historical information set forth herein are forward-looking and may contain information about financial results, expected or anticipated events, economic conditions, trends and known uncertainties.  Actual results and events could differ materially from those discussed in these forward-looking statements as a result of a number of factors, which include those discussed in this section and elsewhere in this report under Part II, Item 1A – Risk Factors, and the risks discussed in our other filings with the Securities and Exchange Commission.  Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis, judgment, belief or expectation only as of the date hereof.  PRAECIS undertakes no obligation to publicly reissue or modify these forward-looking statements to reflect events or circumstances that arise after the date hereof.

Overview

We are a biopharmaceutical company focused on utilizing our proprietary technologies to discover, in a rapid and efficient manner, and develop, novel, orally-available compounds with the potential to address unmet medical needs or improve existing therapies.  We are seeking to collaborate with pharmaceutical and biotechnology companies on the discovery and development of these compounds across a broad range of therapeutic areas.  To that end, we entered into two pilot agreements relating to our DirectSelect™ drug discovery technology during the first half of 2006. We also intend to select for internal development promising compounds that we discover and will partner these compounds at various stages of development in an effort to optimize their value to the Company.  We have a novel methionine aminopeptidase type 2, or MetAP-2, inhibitor, PPI-2458, in clinical development for cancer indications, including non-Hodgkin’s lymphoma and solid tumors.  Preclinical data also supports the use of PPI-2458 in inflammatory and autoimmune disorders and we are evaluating the potential initiation of clinical studies of PPI-2458 in rheumatoid arthritis.  We currently do not intend to independently market the products that may ultimately result from our discovery and development efforts. The key elements of our strategic operating plan include:

•                  Advancing PPI-2458 through a phase 1 trial in cancer patients and continuing preclinical evaluation of the compound in inflammatory and autoimmune disorders, including rheumatoid arthritis, with a goal of partnering this program in one or more indications as clinical development advances;

•                  Entering into pharmaceutical partnerships for drug discovery and development utilizing, or other transactions with respect to, our DirectSelect™ technology that will provide cash and/or cost reduction benefits to us, and, through DirectSelect™, potentially expanding our own proprietary development pipeline; and

•                  Selecting one or more lead candidates from sphingosine-1-phosphate receptor-1 (S1P-1) agonist compounds we have previously identified and entering into a collaborative arrangement for the development and commercialization of such compound(s) on terms that include upfront, as well as milestone and other downstream, cash payments.

As previously announced, we are actively exploring strategic options which may be available to the Company.  We have engaged an investment banking firm to advise and assist us in this process.  No decision has been made as to whether we will engage in a strategic transaction, and there can be no assurance as to whether or when this process will result in a successful transaction.  We do not currently intend to disclose developments or anticipated timing regarding the status or outcome of this process unless and until our board of directors has approved a specific transaction.

In June 2006, we reported that we were ceasing our previously announced process of actively seeking to license or sell our Plenaxis® assets.  We voluntarily discontinued the limited sale and distribution of the product in the United States as of August 31, 2006 and will not pursue further the commercialization of Plenaxis® outside the United States.  We are also discontinuing any remaining Plenaxis®-related activities, except as necessary to support the wind-down of product distribution in the United States.  During this wind-down, we are continuing to evaluate potential opportunities for our Plenaxis® assets to the extent such opportunities arise.  Due to the cessation of our process of actively seeking to license or sell our Plenaxis® assets, we recorded charges of approximately $7.5 million during the three months ended June 30, 2006.

PPI-2458

PPI-2458 is a novel, proprietary oral compound targeted at the inhibition of the enzyme MetAP-2.  We believe that, due to its antiproliferative and antiangiogenic activity, PPI-2458 has the potential to address broad therapeutic areas.  In late 2004, we opened a phase 1 clinical trial of PPI-2458 in non-Hodgkin’s lymphoma patients.  During the first quarter of 2005, we expanded the enrollment criteria of this trial to include patients with solid tumors. The study is a multi-center, open-label, dose-escalation study designed to determine the maximum tolerated dose of PPI-2458 in patients. PPI-2458 is administered to subjects orally every other day for two 28 day cycles.  Subjects are allowed to continue treatment, in the absence of unacceptable toxicity, until evidence of disease progression. The primary endpoint of the study is safety, with disease response being evaluated as a secondary endpoint. Additional secondary endpoints include pharmacokinetic and pharmacodynamic data. On November 9, 2006, we presented interim data from this clinical trial at the 18th EORTC-NCI-AACR Symposium. Interim results presented include data for 32 subjects that have been treated across 4 dose cohorts ranging from 2 mg to 8 mg.  Data to date suggests that PPI-2458 is well tolerated at doses up to 8 mg. The maximum tolerated dose has not been determined and treatment is currently ongoing in a fifth cohort of subjects receiving a 12 mg dose. Results reported for this trial also include investigation of pharmacokinetics, pharmacodynamics and tumor assessments.  The pharmacodynamic endpoint is assessed using PRAECIS’ proprietary MetAP-2 assay. Results reported show that MetAP-2 in white blood cells is substantially inhibited by PPI-2458 in patients across each cohort.  In addition, 7 subjects across the first 4 cohorts have been reported by the clinical investigators to have stable disease at the end of the first 2 cycles of treatment.

We are currently planning our phase 2 clinical development protocols in oncology.  In addition, based on preclinical data we have generated, we believe PPI-2458 could be a potential treatment with disease modifying activity for rheumatoid arthritis and other inflammatory and autoimmune disorders, and we are currently evaluating the potential initiation of clinical studies for PPI-2458 in rheumatoid arthritis.  In light of the anticipated development costs associated with the PPI-2458 clinical program, we anticipate seeking a partner for this program in one or more indications as clinical development advances.

DirectSelect™

We believe our novel drug discovery technology, DirectSelect™, can be an important tool for the future of drug discovery and development.  We believe that DirectSelect™, which enables the generation and practical use of ultra-large libraries for the discovery of orally active compounds for drug development, will allow us to more rapidly and directly identify orally available compounds with high affinity and specificity than has routinely been possible using traditional drug discovery methods.  During 2006, we have continued to expand our library collection to greater than 6.5 billion compounds and we are focusing on the creation of novel drug-like molecules that are patentable.  We continue to incorporate new chemistries and scaffolds into these libraries.  We are applying DirectSelect™ to a number of therapeutic targets.  In connection with these efforts, we have identified inhibitors to eight targets including three proteases, four kinases and one additional proprietary target. During the course of these studies, we have demonstrated that DirectSelect™ libraries can generate molecules with nanomolar potency, high selectively and lead-like properties directly from the primary screen in a period of months.  Furthermore, we have demonstrated that DirectSelect™ succeeds in identifying molecules for targets where high throughput screening has failed; moreover, DirectSelect™ has been utilized to identify highly specific allosteric inhibitors and inhibitors of protein:protein interactions.

Our strategic operating plan includes entering into pharmaceutical partnerships for drug discovery and development utilizing, or other transactions with respect to, our DirectSelect™ technology that will provide cash and/or cost reduction benefits to us.  In March 2006, we entered into a technology transfer and option agreement with Gilead Sciences, Inc.  Under the agreement, we are utilizing DirectSelect™ to identify lead drug candidates for an antiviral target supplied by Gilead.  We will collaborate with Gilead to identify lead molecules that have defined activities against the antiviral target.  Each company is funding its own efforts during the course of the research collaboration.  We will own any lead molecules identified during the course of the research collaboration.  Gilead has an exclusive option to enter into a license agreement for any lead molecules so identified.

In addition, in April 2006, we entered into a two year pilot study and option agreement with SmithKline Beecham Corporation and Glaxo Group Limited, which we refer to together as GSK, through GSK’s Center of Excellence for External Drug Discovery, or CEEDD.  The goal of this pilot study is to apply DirectSelect™ to identify small molecule lead drug candidates against a diverse set of four targets selected by GSK.  Under the terms of the agreement, following our identification of lead compounds meeting pre-established success criteria against at least one of the specified targets, GSK will have the exclusive option to enter into a broader strategic alliance for further discovery and development of such lead compounds.  The pilot agreement contemplates that any broader strategic alliance could cover one or more of the targets included in the pilot study, as well as additional targets as may be agreed upon by the parties.  During the pilot study, we will be entitled to receive a $500,000 milestone payment with respect to each of the first two targets for which lead compounds are identified meeting the pre-established success criteria.

In connection with the execution of the pilot study agreement, we concurrently entered into a stock purchase agreement with GSK, pursuant to which we sold, on April 28, 2006, 102,538 unregistered shares of our common stock at $4.88 per share, for an aggregate purchase price of $500,000.

We are continuing to initiate and advance research collaboration discussions with other major pharmaceutical companies with respect to DirectSelect™ and, we may also, through DirectSelect™, expand our own proprietary development pipeline.

S1P-1 Agonist

In parallel with the development of our DirectSelect™ technology, we have also been conducting a highly focused discovery research effort to identify small molecules that interact with S1P-1. S1P-1 is a G-protein coupled receptor that is implicated in immunomodulation, making it an attractive therapeutic target for treating autoimmune disorders such as multiple sclerosis and for preventing rejection in solid organ transplants. Utilizing conventional medicinal chemistry lead optimization techniques, we have identified a number of selective S1P-1 agonist compounds. We are currently evaluating several preclinical candidates with a goal of identifying one or more lead compounds to advance into clinical testing.  Our goal is to enter into a collaborative arrangement for the development and commercialization of such lead compound(s) on terms that include upfront, as well as milestone and other downstream, cash payments.

2005 Strategic Restructuring

During 2005, we fundamentally altered our strategic operating plan to focus our efforts on early stage research and development activities.  On May 19, 2005, our board of directors approved a strategic restructuring to focus the Company’s resources on our most promising assets and programs and significantly reduce our cost structure.  The strategic restructuring included voluntarily discontinuing promotional activities related to Plenaxis® and the sale of Plenaxis® for new patients in the United States; voluntarily suspending the ongoing clinical development of Apan™, our drug candidate for Alzheimer’s disease; and implementing a reduction of our 182-person headcount by approximately 60% to approximately 75 full-time employees.  We voluntarily discontinued the limited sale and distribution of Plenaxis® in the United States as of August 31, 2006.  As of September 30, 2006, we had 75 full-time employees, 60 of whom were research and development personnel and 15 of whom were general and administrative personnel.  This compares to 72 full-time employees as of September 30, 2005.

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

We also determined that our commitments under certain manufacturing and supply agreements with third parties exceeded our estimated future Plenaxis® requirements by approximately $7.2 million.  Accordingly, during 2005, we recorded a charge of approximately $6.0 million which represented the net present value of these excess commitments at that time.  Under SFAS No. 146, the remaining $1.2 million of these excess commitments was required to be expensed over the remaining respective terms of the applicable manufacturing and supply agreements, which ranged from two to five years.  We recorded restructuring expenses of $0.3 million related to the amortization of the net present value for these excess commitments during the nine months ended September 30, 2006.  In addition, in January 2006, we amended a Plenaxis® manufacturing and supply agreement to provide for the suspension of certain manufacturing activities in exchange for a reduced payment of $1.5 million of a $2.1 million excess future commitment.

In October 2005, we sold our corporate headquarters and research facility for $51.25 million.  We realized proceeds, net of fees and expenses, of approximately $50.4 million from this sale, and used approximately $31.6 million of the proceeds to retire the outstanding debt obligation related to the facility.  In connection with the sale of the facility, we executed a lease for approximately 65,000 square feet of office and laboratory space in this facility.  As a result of the sale and partial leaseback of the facility, we realized a total gain of approximately $10.5 million, of which we recognized approximately $1.4 million as a gain during 2005.  The remaining amount of approximately $9.1 million will be recorded as a reduction of rent expense over the initial term of the lease.  During the nine months ended September 30, 2006, we recorded a reduction of approximately $1.4 million to rent expense related to this deferred gain.

Plenaxis® Assets

As noted above, on June 19, 2006, our board of directors determined to cease our previously announced process of actively seeking to dispose of our Plenaxis® assets through a license or sale transaction. We voluntarily discontinued the limited sale and distribution of the product in the United States as of August 31, 2006 and will not pursue further the commercialization of Plenaxis® outside the United States. We are also discontinuing any remaining Plenaxis®-related activities, except as necessary to support the wind-down of product distribution in the United States. During this wind-down, we are continuing to evaluate potential opportunities for our Plenaxis® assets to the extent such opportunities arise.

Due to the cessation of our previously announced process of actively seeking to license or sell our Plenaxis® assets, we recorded charges of approximately $7.5 million during the three months ended June 30, 2006.  Of this amount, non-cash charges of approximately $1.9 million and $1.7 million were incurred with respect to Plenaxis®-related equipment and inventory, respectively, to write down these assets to their net realizable or salvage value.  At September 30, 2006, the estimated net realizable value of Plenaxis®-related inventory was zero and the estimated salvage value of Plenaxis®-related equipment was $45,000.

During the three months ended June 30, 2006, we also recorded a charge of approximately $3.8 million related to commitments under certain Plenaxis® manufacturing and supply agreements, which we concluded will provide no future economic benefit to us, and other associated costs of approximately $0.1 million.  The $3.8 million charge represents the net present value of approximately $4.9 million of the aggregate future cash commitments under these agreements. We expect to expense the balance of $1.1 million over the remaining respective terms of the applicable manufacturing and supply agreements, which range from one to four years. We currently have an aggregate of approximately $9.2 million in cash obligations under third-party Plenaxis® manufacturing and supply agreements, which become payable in varying annual amounts through 2010.

Accumulated Deficit

Most of our expenditures to date have been for drug development, the development of our drug discovery technologies, commercialization activities related to Plenaxis® and for general and administrative expenses.  Our accumulated deficit as of September 30, 2006 was approximately $334.0 million.  We have incurred net operating losses since fiscal 2000 and expect to continue to incur such losses for at least the next several years.

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

Restructuring and Asset Impairment Expenses.  On May 19, 2005, our board of directors approved a strategic restructuring to focus the Company’s resources on our most promising assets and programs and significantly reduce our cost structure.  The strategic restructuring included voluntarily discontinuing promotional activities related to Plenaxis® and the sale of Plenaxis® for new patients in the United States; voluntarily suspending the ongoing clinical development of Apan™; and implementing a reduction of our 182-person headcount by approximately 60%. The restructuring charges were accounted for in accordance with SFAS No. 146.  In determining the manufacturing commitments restructuring expense and inventory impairment, various assumptions were made with respect to future Plenaxis® sales. These assumptions will be reviewed periodically and should these estimates change, adjustments to the net present value of remaining commitments may be necessary in future periods.

On June 19, 2006, our board of directors determined to cease our previously announced process of actively seeking to dispose of our Plenaxis® assets through a license or sale transaction. We voluntarily discontinued the limited sale and distribution of the product in the United States as of August 31, 2006 and will not pursue further the commercialization of Plenaxis® outside the United States. We are also discontinuing any remaining Plenaxis®-related activities, except as necessary to support the wind-down of product distribution in the United States. During this wind-down, we are continuing to evaluate potential opportunities for our Plenaxis® assets to the extent such opportunities arise. Please refer to the discussion of Impairment or Disposal of Long-Lived Assets appearing directly below, as well as Note 3 – Restructuring and Asset Impairment, included in our condensed consolidated financial statements appearing elsewhere in this report, for additional information regarding our strategic restructuring and the cessation of our process of actively seeking to dispose of our Plenaxis® assets.

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

Stock-based Compensation.  Effective January 1, 2006, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123R, Share-Based Payment – An Amendment of FASB Statements No. 123 and 95,or SFAS No. 123R.  SFAS No. 123R requires companies to measure compensation cost for all share-based awards at fair value on the date of grant and recognize it as expense ratably over the requisite service period of the award.  We use the Black-Scholes option pricing model to calculate the fair value of share-based awards on the grant date.  This option pricing model requires the input of highly subjective assumptions, including the term during which the awards are expected to be outstanding and the price volatility of the underlying stock.  In addition, SFAS No. 123R requires forfeitures, which represent only the unvested portion of a surrendered award, to be estimated at the time of the grant and revised, if necessary, in subsequent periods.  Please refer to Note 2 – Summary of Significant Accounting Principles – Stock-Based Compensation, included in the condensed consolidated financial statements appearing elsewhere in this report, for additional information regarding our adoption of SFAS No. 123R.

Management has discussed the development, selection and disclosure of these critical accounting policies with the audit committee of our board of directors.

Results of Operations

Three Months Ended September 30, 2006 Compared To Three Months Ended September 30, 2005

During the three months ended September 30, 2006, there were no revenues compared to revenues of approximately $2.1 million for the corresponding period in 2005.  Licensing and other revenues for the three months ended September 30, 2005 included approximately $1.8 million representing the remaining deferred revenue under a license, supply and distribution agreement which was terminated in September 2005.  Revenues from Plenaxis® sales for the three months ended September 30, 2005 were approximately $0.3 million.  The decrease in revenues from Plenaxis® sales was due to the voluntary discontinuation of promotional activities related to Plenaxis® and the sale of Plenaxis® for new patients in the United States in May 2005 and ultimately the cessation of all commercial distribution of the product as of August 31, 2006.  Due to our discontinuation of commercial distribution, we will no longer have any revenues from Plenaxis® sales.  Other sources of revenues during 2006 and thereafter may include potential payments under our current or future partnerships relating to our DirectSelect™ drug discovery technology, or future partnerships relating to PPI-2458, an S1P-1 agonist compound(s) or our other research programs or technologies, in each case if consummated.  The amount and timing of these other potential sources of revenues will depend on the success of our DirectSelect™ technology, our PPI-2458 clinical development program and our S1P-1 research and development program, and our ability to enter into partnerships with respect to these and other programs which provide cash to us.  We cannot assure investors as to if or when we will receive any such revenues.

Cost of goods sold for the three months ended September 30, 2006 was approximately $45,000 compared to approximately $97,000 for the corresponding period in 2005.  We expect cost of goods sold to be consistent with current levels for the remainder of 2006.

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

Members of our research and development team typically work on a number of projects concurrently. In addition, a substantial amount of our fixed costs such as facility and equipment depreciation, utilities and maintenance are shared by our various programs. Accordingly, we have not specifically identified, and do not plan to specifically identify, all costs related to each of our research and development programs.  During the three months ended September 30, 2006 and 2005, the majority of our research and development expenses consisted of salaries, benefits, clinical trial costs, manufacturing costs and lab supplies related to the development of our DirectSelect™ technology, as well as our clinical development programs and other research programs.  In addition, research and development expenses for the three months ended September 30, 2006 include stock-based compensation expense due to our adoption of SFAS No. 123R effective January 1, 2006.

Research and development expenses for the three months ended September 30, 2006 increased 5% to approximately $5.6 million, from approximately $5.3 million for the corresponding period in 2005.  Total personnel-related research and development expenses for the three months ended September 30, 2006 increased approximately $0.8 million due to our adoption of SFAS No. 123R effective January 1, 2006. Stock-based compensation expense for the three months ended September 30, 2006 was approximately $0.6 million.  The increase in personnel-related research and development expenses was offset by reduced spending in our clinical and preclinical development programs.  Due to our strategic restructuring, spending on the Plenaxis® and Apan™ programs during the three months ended September 30, 2006 decreased by approximately $0.1 million and $0.5 million, respectively, and spending on the PPI-2458 program increased by approximately $0.4 million, in each case as compared to the corresponding period in 2005.  Other decreases in research and development expenses of approximately $0.4 million during the three months ended September 30, 2006 include lower depreciation and equipment maintenance expense of approximately $0.3 million, which was due primarily to the sale of our corporate headquarters and research facility in October 2005.  Although we are unable to predict the precise level of spending on individual research and development or clinical programs due to the uncertain nature of these activities, we expect our research and development expenses to increase slightly during 2006 and thereafter, consisting principally of expenses related to DirectSelect™ as we seek to enter into pharmaceutical partnerships for drug discovery and development utilizing, or other transactions with respect to, this technology, the continuing clinical development of PPI-2458, and our other research and development programs, including our S1P-1 program.

There were no sales and marketing expenses for the three months ended September 30, 2006, compared to sales and marketing expenses of approximately $0.2 million for the corresponding period in 2005.  The decrease resulted from the voluntary discontinuation of promotional activities related to Plenaxis® in the United States.  Beginning in 2004 through May 2005, we promoted Plenaxis® in the United States through our own marketing and sales team.  In the future, we intend to partner products that may ultimately result from our discovery and development efforts at the appropriate time in an effort to maximize the value of the product to the Company.  Accordingly, we currently do not intend to independently market future products and do not expect to incur significant sales and marketing expenses during 2006 or thereafter.

General and administrative expenses were approximately $1.6 million for the three months ended September 30, 2006 compared to approximately $1.5 million for the corresponding period in 2005.  Total personnel-related general and administrative expenses increased $0.4 million compared to the corresponding period in 2005 due primarily to our adoption of SFAS No. 123R effective January 1, 2006. Stock-based compensation expense was approximately $0.2 million for the three months ended September 30, 2006. The increase in total personnel-related general and administrative expenses for the three months ended September 30, 2006 was partially offset by reduced spending of approximately $0.2 million for professional services and lower occupancy costs of approximately $0.1 million compared to the corresponding period in 2005 due to the sale of our corporate headquarters and research facility in October 2005.  We expect that general and administrative expenses will remain consistent with current levels for the remainder of 2006.

As described in more detail in Note 4 – Litigation, included in our condensed consolidated financial statements appearing elsewhere in this report, in December 2004 and January 2005, the Company and certain of its current and former executive officers were named as defendants in three purported class action securities lawsuits filed in the United States District Court for the District of Massachusetts.  The complaints were consolidated into one action in April 2005.  Management believes that the allegations against the Company are without merit, and the Company intends to vigorously defend against the plaintiffs’ claims.  As this litigation is in an early stage, management is unable to predict its outcome or its ultimate effect, if any, on our financial condition.  However, we expect that the costs and expenses related to this litigation may be significant.  Our current director and officer liability insurance policies (which, subject to the terms and conditions thereof, also provide “entity coverage” for the Company for this litigation) provide that the Company is responsible for the first $2.5 million of such costs and expenses.  Also, a judgment in or settlement of these actions could exceed our insurance coverage.  Accordingly, if we are not successful in defending these actions, our business and financial condition could be adversely affected.

Restructuring and asset impairment expenses for the three months ended September 30, 2006 were $0.1 million.  There were no restructuring and asset impairment expenses accrued during the three months ended September 30, 2005.  Please refer to the discussion under “Overview – 2005 Strategic Restructuring” and “Critical Accounting Policies” in this Item 2, as well as Note 3 – Restructuring and Asset Impairment, included in our condensed consolidated financial statements appearing elsewhere in this report, for additional information regarding these expenses.

Interest income for the three months ended September 30, 2006 was approximately $0.6 million compared to net interest expense of approximately $0.1 million for the corresponding period in 2005. This change was due primarily to the retirement of the outstanding debt related to our corporate headquarters and research facility, which we sold in October 2005.

The provision for income taxes for the three months ended September 30, 2006 and 2005 was zero.  We anticipate that we will continue to be in a net operating loss carryforward position for the next several years.  Therefore, no tax benefit from our operating losses was recognized.

For the three months ended September 30, 2006, net loss was approximately $6.8 million, or $0.63 per share, compared to a net loss of approximately $5.2 million, or $0.49 per share, for the three months ended September 30, 2005.

Nine Months Ended September 30, 2006 Compared To Nine Months Ended September 30, 2005

Revenues for the nine months ended September 30, 2006 were approximately $0.2 million compared to approximately $3.4 million for the corresponding period in 2005.  Licensing and other revenues for the nine months ended September 30, 2006 and 2005 were approximately $35,000 and $1.9 million, respectively.  Due to the termination of a license, supply and distribution agreement in September 2005, we recognized approximately $1.8 million in license and other revenues for the nine months ended September 30, 2005, representing the remaining deferred revenue related to this agreement.  Revenues from Plenaxis® sales for the nine months ended September 30, 2006 decreased to $0.2 million compared to approximately $1.4 million for the corresponding period in 2005.  The decrease in revenues from Plenaxis® sales was due to the voluntary discontinuation of promotional activities related to Plenaxis® and the sale of Plenaxis® for new patients in the United States in May 2005 and ultimately the cessation of all commercial distribution of the product as of August 31, 2006.  Due to this discontinuation of commercial distribution, we will no longer have any revenues from Plenaxis® sales.

Cost of goods sold for the nine months ended September 30, 2006 was approximately $5.6 million compared to approximately $3.9 million for the corresponding period in 2005.  During the nine months ended September 30, 2006, we recorded a charge of $3.8 million related to excess Plenaxis®-related manufacturing and supply commitments and a non-cash impairment charge of approximately $1.7 million related to inventory due to the cessation of our previously announced process to actively seek to license or sell our Plenaxis® assets, which charges were recorded in cost of goods sold.  During the nine months ended September 30, 2005, we recorded a non-cash impairment charge of approximately $3.5 million related to inventory due to the discontinuation of promotional activities relating to Plenaxis® in the United States.

Research and development expenses for the nine months ended September 30, 2006 decreased to approximately $18.2 million, from approximately $18.9 million for the corresponding period in 2005. Total personnel-related research and development expenses for the nine months ended September 30, 2006 increased approximately $1.1 million due to our adoption of SFAS No. 123R effective January 1, 2006. Stock-based compensation expense of approximately $1.9 million for the nine months ended September 30, 2006 more than offset lower personnel-related expenses resulting from our strategic restructuring announced in May 2005.  The decrease in research and development expenses for the nine months ended September 30, 2006 reflects reduced spending in our clinical and preclinical development programs.  Due to our strategic restructuring, spending on the Plenaxis® and Apan™ programs during the nine months ended September 30, 2006 decreased, compared to the corresponding period in 2005, by approximately $0.8 million on each program and spending on the PPI-2458 program increased by approximately $0.9 million.  The remaining decrease in research and development expenses during the nine months ended September 30, 2006 reflects lower depreciation and equipment maintenance expense of approximately $1.5 million, which was due primarily to the sale of our corporate headquarters and research facility in October 2005, and lower allocation of both corporate personnel and related expenses of approximately $0.3 million, offset by a net increase in third-party laboratory services and supply expenses of approximately $0.7 million.

There were no sales and marketing expenses for the nine months ended September 30, 2006, compared to sales and marketing expenses of approximately $6.0 million for the corresponding period in 2005.  The decrease resulted from the voluntary discontinuation of promotional activities related to Plenaxis® in the United States.

General and administrative expenses were approximately $5.4 million for the nine months ended September 30, 2006 compared to approximately $5.5 million for the corresponding period in 2005.  Total personnel-related general and administrative expenses for the nine months ended September 30, 2006 increased $0.8 million compared to the corresponding period in 2005 due primarily to our adoption of SFAS No. 123R, effective January 1, 2006, and increased recruiting costs. Stock-based compensation expense was approximately $0.7 million for the nine months ended September 30, 2006. The increase in total personnel-related general and administrative expenses for the nine months ended September 30, 2006 was offset by reduced spending of approximately $0.2 million for professional services, lower depreciation and equipment maintenance expense of approximately $0.2 million and lower occupancy costs of approximately $0.4 million due to the sale of our corporate headquarters and research facility in October 2005.

Restructuring and asset impairment expenses for the nine months ended September 30, 2006 and 2005 were $1.7 million and $28.7 million, respectively.  Please refer to the discussion under “Overview – 2005 Strategic Restructuring” and “Critical Accounting Policies” in this Item 2, as well as Note 3 – Restructuring and Asset Impairment, included in our condensed consolidated financial statements appearing elsewhere in this report, for additional information regarding these expenses.

Interest income for the nine months ended September 30, 2006 was approximately $1.8 million compared to net interest expense of approximately $0.3 million for the corresponding period in 2005. This change was due primarily to the retirement of the outstanding debt related to our corporate headquarters and research facility, which we sold in October 2005.

The provision for income taxes for the nine months ended September 30, 2006 and 2005 was zero.  We anticipate that we will continue to be in a net operating loss carryforward position for the next several years.  Therefore, no tax benefit from our operating losses was recognized.

For the nine months ended September 30, 2006, net loss was approximately $28.9 million, or $2.73 per share, compared to a net loss of approximately $59.9 million, or $5.71 per share, for the nine months ended September 30, 2005.

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

At September 30, 2006, we had cash and cash equivalents of approximately $40.4 million and working capital of approximately $32.0 million, compared to cash, cash equivalents and marketable securities of approximately $62.6 million and working capital of approximately $54.1 million at December 31, 2005.

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

We expect to continue to have net operating losses for the next several years as a result of continued expenditures related to: DirectSelect™, as we seek to enter into pharmaceutical partnerships for drug discovery and development utilizing, or other transactions with respect to, this technology; the continuing clinical development of PPI-2458; and other research and development programs, including our S1P-1 program.  The key elements of our current strategic operating plan include:  advancing PPI-2458 through a phase 1 trial in cancer patients, continuing preclinical evaluation of the compound in inflammatory and autoimmune disorders, including rheumatoid arthritis, and partnering this program in one or more indications as clinical development advances; entering into pharmaceutical partnerships for drug discovery and development utilizing, or other transactions with respect to, our DirectSelect™ technology that would provide cash and/or cost reduction benefits to us; and selecting one or more lead candidates from previously identified S1P-1 agonist compounds and entering into a collaborative arrangement for the development and commercialization of such compound(s) on terms that include upfront, as well as milestone and other downstream, cash payments.  Given the uncertainty of timing related to the key elements of our strategic operating plan, we are not providing earnings or cash guidance for quarterly or annual periods.

We believe that our existing cash and investments of approximately $40.4 million at September 30, 2006 will be sufficient to meet our working capital and capital expenditure needs, at current levels, through approximately the end of 2007.  If we are able to successfully and in a timely manner carry out key elements of our strategic operating plan described in the immediately preceding paragraph, we may have available resources to allow us to meet our operating needs beyond the end of 2007.  However, we cannot assure investors that we will be able to successfully and in a timely manner carry out key elements of our current strategic operating plan.  If we are unable to successfully and in a timely manner carry out key elements of our current strategic operating plan, we will have to obtain additional funding in 2007 or significantly modify that plan, including by curtailing, eliminating or disposing of certain elements of our operations.  We have no committed sources of capital and do not know whether additional financing will be available when needed, or, if available, that the terms will be acceptable to us.  If we are required to raise money in the future and we experience difficulties or are unable to do so, it could become necessary for us to cease operations or seek protection under state or federal insolvency or bankruptcy laws.

As previously disclosed, we are actively exploring strategic options which may be available to the Company.  We have engaged an investment banking firm to advise and assist us in this process.  No decision has been made as to whether we will engage in a strategic transaction, and there can be no assurance as to whether or when this process will result in a successful transaction.

For the nine months ended September 30, 2006, net cash of approximately $22.1 million was used in operating activities, compared to approximately $33.8 million used in operating activities during the nine months ended September 30, 2005. During the nine months ended September 30, 2006, our use of cash in operations was due principally to our net loss of approximately $28.9 million and the impact of non-cash charges such as restructuring and asset impairment charges of approximately $7.1 million, depreciation of approximately $0.9 million and stock-based compensation of approximately $2.6 million, offset by non-cash gains of approximately $1.4 million related to the amortization of the deferred gain on the sale of our facility.  Our use of cash in operations for the nine months ended September 30, 2006 also includes a reduction of approximately $0.8 million in accounts payable and accrued expenses.  In addition, we made cash payments of approximately $1.6 million associated with accrued restructuring charges during the nine months ended September 30, 2006.  During the nine months ended September 30, 2005, our use of cash in operations was due principally to our net loss of approximately $59.9 million and the reduction in accounts payable and accrued expenses of approximately $3.8 million, offset by non-cash asset impairment expenses of approximately $23.2 million, an increase in accrued restructuring costs of approximately $6.4 million, and depreciation of approximately $2.2 million.

Our cash utilization will continue for 2006 and thereafter as we continue to develop and advance our research and development initiatives.  The actual amount of overall expenditures will depend on numerous factors, including the timing of expenses, the timing and terms of collaboration agreements or other strategic actions or transactions, if any, the timing and progress of our research and development efforts, and the timing of potential costs and expenses associated with the defense of the pending purported class action securities lawsuit.

Net cash provided by investing activities of approximately $4.8 million for the nine months ended September 30, 2006 consisted primarily of maturities of marketable securities of approximately $5.6 million offset by purchases of property and equipment of approximately $0.8 million.  This compares to net cash provided by investing activities of approximately $64.6 million for the corresponding period in 2005, which was related primarily to net sales and maturities of marketable securities of approximately $65.8 million.

Our financing activities for the nine months ended September 30, 2006 consisted of approximately $0.5 million in proceeds from the issuance of common stock in connection with a pilot study relating to the Company’s DirectSelect™ drug discovery technology in the second quarter of 2006 and approximately $0.1 million in proceeds from the issuance of common stock under employee compensation plans.  Our financing activities for the nine months ended September 30, 2005 consisted of $0.4 million in debt principal repayments offset by approximately $0.1 million in proceeds from the issuance of common stock under employee compensation plans.

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

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157, Fair Value Measurement, or SFAS No. 157, which defines fair value, establishes a framework for measuring fair value and expands disclosures on fair value measurements.  SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements and is effective for fiscal years beginning after November 15, 2007.  We are evaluating SFAS 157 and have not yet determined the effect, if any, the adoption of this statement will have on our results of operations or financial position.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, or SAB No. 108.  Traditionally, there have been two common approaches used to accumulate and quantify the effects of financial statement misstatements:  (1) the roll-over approach which quantifies a misstatement based on the amount of error, including the reversing effect of prior year misstatements, originating in the current year income statement and (2) the iron-curtain approach which quantifies a misstatement based on the effects of correcting a misstatement existing in the current period-end balance sheet, irrespective of when the misstatement occurred.  SAB No. 108 states that registrants should use both approaches when quantifying and evaluating the materiality of a misstatement on current year financial statements.  SAB No. 108 is effective for fiscal years ending after November 15, 2006.  We are evaluating SAB No. 108 and have not yet determined the effect, if any, this guidance will have on our results of operations or financial position.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk.  We have not entered into any instruments for trading purposes.  Some of the securities that we invest in may have market risk. This means that an increase in prevailing interest rates may cause the principal amount of the investment to decrease. To minimize this risk in the future, we maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds and government and non-government debt securities. As of September 30, 2006, we did not own any marketable securities.  As of December 31, 2005, we owned approximately $5.5 million of marketable securities with a weighted-average maturity of approximately four months.  An immediate hypothetical 100 basis point increase in interest rates would have resulted in an approximate $5,000 decrease in the fair value of our marketable securities as of December 31, 2005.  Due to the conservative nature of our investments and relatively short duration, interest rate risk is mitigated.

ITEM 4.     CONTROLS AND PROCEDURES.

(a)       Disclosure Controls and Procedures.

The Company’s management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2006.  Based on such evaluation, our chief executive officer and chief financial officer have concluded that, as of September 30, 2006, the Company’s disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms of the Securities and Exchange Commission, and is accumulated and communicated to the Company’s management, including the Company’s chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b)       Changes in Internal Control Over Financial Reporting.

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

As previously disclosed, in December 2004 and January 2005, the Company, Chairman and (now former) Chief Executive Officer Malcolm Gefter, President and (now former) Chief Operating Officer Kevin F. McLaughlin, Chief Financial Officer and Treasurer Edward C. English, and former President and Chief Operating Officer William K. Heiden, were named as defendants in three purported class action securities lawsuits filed in the United States District Court for the District of Massachusetts.  In April 2005, these actions were consolidated, and the Court appointed lead plaintiffs and approved such plaintiffs’ selection of co-lead counsel.  The consolidated actions are captioned IN RE PRAECIS PHARMACEUTICALS, INC. SECURITIES LITIGATION, Civil Action No. 04-12581-GAO.  In August 2005, lead plaintiffs filed a consolidated amended complaint.  The lead plaintiffs generally allege securities fraud during the period from November 25, 2003 through December 6, 2004.  In September 2005, the Company and the individual defendants moved to dismiss the consolidated amended complaint in its entirety.  In January 2006, the Court heard oral argument on this motion and took the matter under advisement.

There have been no material developments with respect to this litigation since the filing of our Quarterly Report on Form 10-Q for the three months ended June 30, 2006, which was filed with the Securities and Exchange Commission on August 4, 2006.

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

As previously disclosed, we are actively exploring strategic options which may be available to the Company.  We have engaged an investment banking firm to advise and assist us in this process.  No decision has been made as to whether we will engage in a strategic transaction as a result of our exploration of available alternatives, and there can be no assurance that any transaction will occur or, if a transaction does occur, the terms or timing thereof or the impact thereof on our operating results or stock price.  The process of exploring strategic options entails numerous risks and uncertainties, including the following:

•                  the process is time-consuming and may disrupt our operations and divert management’s attention;

•                  perceived uncertainties as to our future direction may result in the loss of, or our inability to attract, key employees or business partners;

•                  the process will increase expenditures for professional advisors to assist in reviewing and evaluating possible strategic alternatives which may be presented and advising our board of directors and management with respect thereto; and

•                  we may not be able to identify in the near term a strategic transaction that our board of directors determines is the best means reasonably available to achieve and enhance shareholder value, as compared to other alternatives available to the Company.

If  we do not identify and conclude in a timely manner a strategic transaction, or successfully and in a timely manner carry out the key elements of our strategic operating plan such that our capital resources are enhanced, we will need to consider other alternatives for the Company.  Such alternatives would likely include significantly modifying our current strategic operating plan, including by curtailing, eliminating or disposing of certain elements of our operations.

If we engage in a strategic transaction, we will incur a variety of costs and may never realize the anticipated benefits of such a transaction.

We have announced that we are actively exploring strategic options which may be available to the Company.  If we identify and proceed with a business combination transaction, the process of integrating our business with another business may result in unforeseen operating difficulties and expenditures and may absorb significant management attention that would otherwise be available for the ongoing development of our business, which could diminish the value of any interest that our stockholders may have in a combined or continuing company resulting from such a transaction.  In addition to the risks associated with our business as it is currently constituted, reasons for the failure of any business combination transaction could include risks associated with the other party’s business, including all the risks associated with a development-stage biotechnology or biopharmaceutical company.  Moreover, we may fail to realize the anticipated benefits of any transaction of this sort.  To the extent we issue stock in a transaction, the ownership interest of our stockholders will be diluted and such dilution could be substantial.  Transactions of this kind could also cause us to incur debt, expose us to future liabilities and result in expenses related to goodwill and other intangible assets.

If we lose our key personnel or are unable to attract and retain additional skilled personnel, we may be unable to enter into pharmaceutical partnerships for drug discovery and development utilizing, or other transactions with respect to, our drug discovery technology or may experience delays in our product research and development programs, and our ongoing process of exploring strategic options could be adversely affected.

We depend substantially on the principal members of our management and scientific staff, including but not limited to Kevin F. McLaughlin, our President and Chief Executive Officer, and Richard W. Wagner, Ph.D., our Executive Vice President, Discovery Research.  We do not have employment agreements with any of our executive officers.  Any officer or employee can terminate his or her relationship with us at any time and work for one of our competitors. The loss of these key individuals could result in competitive harm because we could spend a significant amount of time and resources to replace them and could be unable, without their involvement and expertise, to enter into pharmaceutical partnerships for drug discovery and development utilizing, or other transactions with respect to, our drug discovery technology or may experience delays in our product research and development programs.

Retaining our current employees and recruiting and retaining qualified personnel to perform future research and development work also will be critical to our success. Competition for skilled personnel is intense and the turnover rate can be high. We compete with numerous companies and academic and other research institutions for experienced scientists. This competition may limit our ability to recruit and retain qualified personnel on acceptable terms.  Moreover, due to our strategic restructuring in May 2005, our announcement in June 2006 of our exploration of strategic options for the Company and our limited resources compared to many of our competitors, we may face additional challenges retaining our current employees, including, possibly, key members of our management and scientific staff, and recruiting qualified personnel in the future.  The failure of any key employee to perform in his or her current position, or our inability to attract and retain qualified personnel, as needed, could result in our being unable to successfully and in a timely manner carry out the key elements of our current strategic operating plan.  Such a failure or inability could also hinder or delay, or adversely affect the outcome of, our ongoing process of exploring strategic options. Depending on the outcome of this process, we may also incur significant costs relating to retention or severance of employees.

We have a history of losses and we may not be profitable in the future.

We cannot assure investors that we will be profitable in the future or, if we attain profitability, that it will be sustainable.  In May 2005, our board of directors approved a strategic restructuring to focus the Company’s resources on our most promising assets and programs and significantly reduce our cost structure.

To date, we have derived substantially all of our revenues from payments under corporate collaboration and license agreements, and from product sales.  Our marketing and selling efforts with regard to Plenaxis® in the United States were not commercially successful and, as of August 31, 2006, we voluntarily discontinued the limited sale and distribution of the product in the United States.  We have also ceased our previously announced process to actively seek to license or sell our Plenaxis® assets.  We may be unable to successfully discover, develop or market any other products in the future.  In addition, we may be unable to successfully and in a timely manner carry out the key elements of our current strategic operating plan which could require us to significantly modify that plan as described below in the next succeeding risk factor.  As of September 30, 2006, we had an accumulated deficit of approximately $334.0 million.  We expect that we will continue to incur significant operating losses for at least the next several years, and we may not be profitable in the future.

If we are unable to successfully and in a timely manner carry out key elements of our current strategic operating plan, we will have to obtain additional funding in 2007 or significantly modify our current strategic operating plan.

If we are unable to successfully carry out key elements of our current strategic operating plan described in Item 2 of this report in the first paragraph under “Overview,” we believe that our existing cash and investments of approximately $40.4 million at September 30, 2006 will be sufficient to meet our working capital and capital expenditure needs, at current levels, through approximately the end of 2007.  If we are able to successfully carry out key elements of our current strategic operating plan, we may have available resources to allow us to meet our operating needs beyond the end of 2007, although we cannot provide any assurances as to if or for how long we would be able to do so.  If we are unable to successfully and in a timely manner carry out key elements of our current strategic operating plan, we will have to obtain additional funding in 2007 or significantly modify our current strategic operating plan, including by curtailing, eliminating or disposing of certain elements of our operations.  We have no committed sources of capital and do not know whether additional financing will be available when needed, or, if available, that the terms will be acceptable to us.

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

We may not be able to enter into pharmaceutical partnerships or other transactions with respect to our DirectSelect™ drug discovery technology and/or discover compounds that will provide cash and/or cost reduction benefits to us.

A key element of our current strategic operating plan is entering into pharmaceutical partnerships for drug discovery and development utilizing, or other transactions with respect to, our DirectSelect™ technology that will provide cash and/or cost reduction benefits to us.  If we are unable to obtain and maintain adequate patent protection for our DirectSelect™ technology, another party could offer drug discovery capabilities that directly compete with our capabilities or could attempt to block our ability to practice our technology.  For example, there are published U.S. patent applications that disclose variations of certain aspects of our DirectSelect™ technology.  Furthermore, we cannot assure investors that this technology will allow us to offer significant advantages over traditional drug discovery methods or competing technologies.  For example, the feasibility of creating and screening ultra-large advanced combinatorial chemistry libraries resulting in successful leads is still in the development stage.  Moreover, we may not be able to identify novel compounds from the libraries that we create that can address a broad spectrum of targets or that can be rapidly taken into clinical development and that ultimately lead to marketable products.  If we are not successful in identifying product candidate(s) using this technology and in realizing cash or cost reduction benefits through partnerships or other actions or transactions with respect to this technology or such product candidate(s), we would likely need to significantly modify our current strategic operating plan to reduce overall costs and expenses.

Given that forming partnerships with respect to our DirectSelect™ technology is a key element of our current strategic operating plan, we are also dependent upon the extent to which pharmaceutical and biotechnology companies continue to collaborate with outside companies to obtain drug discovery expertise.  Our revenue will depend, in part, on research and development expenditures by pharmaceutical and biotechnology companies, particularly companies outsourcing research and development projects and adding new and improved technologies to accelerate their drug discovery and development initiatives.  Our capabilities include aspects of the drug discovery process that pharmaceutical companies have traditionally performed internally.  Although there is a history among pharmaceutical and biotechnology companies of outsourcing drug research and development functions, this practice may not continue.  Our ability to convince one or more of these companies to use and pay for our drug discovery technology and capabilities rather than develop them internally will depend on many factors, including our ability to:

•                  rapidly identify using our DirectSelect™ technology high-quality drug candidates under our current pilot study agreements, potentially leading to broader collaborations with the counter-parties to these agreements or with other parties, and in connection with our internal drug discovery programs;

•                  identify and retain scientists and discover and utilize technology that are of the highest caliber; and

•                  achieve intended results in a timely fashion, with acceptable quality and cost.

We also face and will continue to face intense competition from other companies for such collaborative arrangements, and technological and other developments by our competitors may make it more difficult for us to establish such relationships.  In addition, perceived uncertainties as to our future direction following our announcement in June 2006 regarding our exploration of strategic options may make it more difficult for us to attract collaborators.  If we are unable to continue to attract collaborators, we may never generate revenues from our DirectSelect™ technology and would be forced to significantly modify our current strategic operating plan to reduce overall costs and expenses.

We may be unable to enter into and maintain corporate collaborations necessary to support the continued clinical development and potential commercialization of PPI-2458, or the development and commercialization of other potential products in the future.

We have announced our intention to partner our PPI-2458 program in one or more indications as development advances.  In addition, our goal is to enter into a collaborative arrangement for the development and commercialization of S1P-1 agonist compound(s) on terms that include upfront, as well as milestone and other downstream, cash payments.  We do not currently intend to independently market the products that may ultimately result from our discovery and development efforts. We cannot assure investors that we will be able to enter into and maintain partnerships and corporate collaborations in a timely manner and on favorable terms, if at all.  Moreover, perceived uncertainties as to our future direction following our announcement in June 2006 regarding our exploration of strategic options may make it more difficult for us to attract collaborators.  Even if we are able to enter into such arrangements, we cannot assure our investors that our future collaborators will meet their obligations to us under our collaboration agreements.  If a partner terminates its agreement with us or fails to perform its obligations, it may delay the discovery and development of product candidates.  As a result, we could have to devote unforeseen additional resources to drug discovery and development or be forced to significantly modify our current strategic operating plan.

We are subject to extensive government regulation that increases our costs and could prevent us from developing, and ultimately commercializing, potential products.

The development and sale of pharmaceutical products, including PPI-2458, or other product candidates we may discover and seek to develop, is subject to extensive regulation by governmental authorities.  Obtaining regulatory approval typically is costly and takes many years; maintaining regulatory approval also requires substantial resources.  Regulatory authorities, most importantly, the FDA, have substantial discretion to place on clinical hold or terminate clinical trials, delay, withhold or withdraw registration and marketing approval in the United States, and effectively mandate product recalls. Failure to comply with regulatory requirements may result in criminal prosecution, civil penalties, recall or seizure of products, total or partial suspension of production or injunction. Outside the United States, we can market a product only if we receive marketing authorization from the appropriate regulatory authorities. This foreign regulatory approval process includes all of the risks associated with the FDA approval process, and may include additional risks.

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

Any regulatory approval may be conditioned upon significant labeling requirements and, as in the case of the FDA approval of Plenaxis®, marketing restrictions and post-marketing study commitments.  Such labeling and marketing restrictions could materially adversely affect the marketability and/or value of the product.

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

We currently have contracts with a limited number of research organizations to design and conduct our laboratory testing, preclinical evaluations and human clinical studies.  If we cannot contract for data analysis and testing activities on acceptable terms, or at all, we may not complete our drug discovery and development efforts in a timely manner.  To the extent we rely on third parties for these activities, we may lose some control over these activities.  For example, third parties may not complete data analysis and testing activities on schedule or when we request them to do so.  In addition, these third parties may conduct these contracted tasks in a manner inconsistent with regulatory requirements or otherwise in a manner that yields misleading or unreliable data.  This, or other failures of these third parties to carry out their duties, could result in significant additional costs and expenses and could delay or prevent our ability to effectively perform our responsibilities under existing or future third-party agreements or utilize our DirectSelect™ technology for internal programs, or further develop PPI-2458, or other future product candidates, including S1P-1 agonist compound(s).

If we fail to develop and maintain our relationships with third-party manufacturers, or if these manufacturers fail to perform adequately, we may be unable to develop and commercialize PPI-2458 or any other future product candidate.

Our ability to conduct large clinical trials for, or to commercialize, PPI-2458 or any future product candidate, including S1P-1 agonist compound(s), will depend in part on our ability to manufacture, or arrange for third-party manufacture of, PPI-2458 or any such future product on a large scale, at a competitive cost and in accordance with regulatory requirements.  We must establish and maintain a commercial scale formulation and manufacturing process for each of our potential products for which we seek marketing approval.  We or third-party manufacturers may encounter difficulties with these processes at any time that could result in delays in clinical trials, regulatory submissions or in the commercialization of potential products.

We have no direct experience in large-scale product manufacturing, nor do we have the resources or facilities to manufacture our own products for use in humans. We currently rely on contract manufacturers for the manufacture of PPI-2458, and expect to rely on contract manufacturers for the foreseeable future for the manufacture of any other compounds for later-stage preclinical, clinical and commercial purposes. Third-party manufacturers may not be able to meet our needs as to timing, quantity or quality of materials. If we are unable to contract for a sufficient supply of needed materials on acceptable terms, or if we encounter delays or difficulties in our relationships with manufacturers, our clinical trials may be delayed, thereby preventing or delaying the submission of product candidates for, or the granting of, regulatory approval and the commercialization of our potential products.  Any such delays may lower our future revenues and delay or prevent our attaining or maintaining profitability.

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

Our investigational compound, PPI-2458, and any other potential products in research or development, including any S1P-1 agonist compound(s) we may identify and seek to develop and commercialize through a partner, will face competition from other products.  Many companies are developing or market products for the treatment of cancer, inflammation and autoimmune disorders.  We are currently enrolling patients with non-Hodgkin’s lymphoma and solid tumors in our phase 1 trial for PPI-2458.  We are competing with many other companies that are conducting clinical trials in these indications.  We may not be able to accrue patients to our trial at the same pace as our competitors.  Even if we are able to successfully complete our clinical trials of PPI-2458 and gain regulatory approval to market the product, we will face competition from a broad range of therapeutics available for the treatment of cancer.

We also expect to encounter competition from other companies with drug discovery technologies similar to our technologies.  For example, we are aware of competitors or potential competitors that may be able to offer technologies that would compete with our DirectSelect™ technology and there may also be other competitors of which we are not aware.  Moreover, if we are unable to obtain adequate patent protection for our DirectSelect™ technology, another company could offer drug discovery capabilities that directly compete with our capabilities or could attempt to block our ability to practice our technology.  Given that forming partnerships with respect to our DirectSelect™ technology is a key element of our current strategic operating plan, we are also dependent upon the extent to which pharmaceutical and biotechnology companies continue to collaborate with outside companies to obtain drug discovery expertise and our ability to establish and maintain partnerships with such companies.  We also face and will continue to face intense competition from other companies for such collaborative arrangements, and technological and other developments by our competitors may make it more difficult for us to establish such relationships.

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

Patent positions are sometimes uncertain and usually involve complex legal and factual questions. We can protect our proprietary rights from unauthorized use by third parties only to the extent that our proprietary technologies are covered by valid and enforceable patents or are effectively maintained as trade secrets.  We currently own or have exclusively licensed 36 issued United States patents and 118 granted foreign patents.  We have applied, and will continue to apply, for patents covering both our technologies and products as we deem appropriate. Others may challenge our patent applications or our patent applications may not result in issued patents. Moreover, any issued patents on our own inventions, or those licensed from third parties, may not provide us with adequate protection, or others may challenge the validity of, or seek to narrow or circumvent, these patents.  Third-party patents may impair or block our ability to conduct our business.  Additionally, third parties may independently develop products similar to our products, duplicate our unpatented products, or design around any patented products we develop.

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

As described in more detail in Note 4 – Litigation, included in our condensed consolidated financial statements appearing elsewhere in this report, in December 2004 and January 2005, the Company, Chairman and (now former) Chief Executive Officer Malcolm Gefter, President and (now former) Chief Operating Officer Kevin F. McLaughlin, Chief Financial Officer and Treasurer Edward C. English, and former President and Chief Operating Officer William K. Heiden, were named as defendants in three purported class action securities lawsuits filed in the United States District Court for the District of Massachusetts.  The complaints were consolidated into one action in April 2005.  In August 2005, lead plaintiffs filed a consolidated amended complaint.  The lead plaintiffs generally allege securities fraud during the period from November 25, 2003 through December 6, 2004.

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

The market price of our common stock may fluctuate substantially due to a variety of factors, including, but not limited to:

•                  our announcement of a strategic transaction, the terms of such a transaction and its implications for our existing stockholders, or other announcement regarding the outcome of our ongoing exploration of strategic options;

•                  our ability to enter into partnerships for our DirectSelect™ drug discovery technology, our product candidate, PPI-2458, or our S1P-1 research and development program, and the timing and terms of such partnerships;

•                  the success rate of our discovery efforts, particularly utilizing our DirectSelect™ drug discovery technology for both external and internal programs, and progress or setbacks in our clinical trials;

•                  our ability to identify and complete, and our announcement of, a disposition of our Plenaxis® assets;

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

Our quarterly operating results have fluctuated in the past and are likely to do so in the future. These fluctuations could cause our stock price to decline.  Some of the factors that could cause our operating results to fluctuate include:

•                  the timing of partnerships relating to our DirectSelect™ drug discovery technology, our PPI-2458 program and our S1P-1 research and development program, resulting in revenues; and

•                  the timing and level of expenses related to our other research and clinical development programs.

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

As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the Securities and Exchange Commission adopted rules requiring many public companies, including the Company, to include in their annual reports on Form 10-K a report of management, based on its assessment of the company’s internal control over financial reporting, as to the effectiveness of such internal control as of the end of the most recent fiscal year.  In addition, under these rules, the independent registered public accounting firm auditing the company’s financial statements must audit and report on management’s assessment and on the effectiveness of the company’s internal control over financial reporting as of such fiscal year end.  Our management reported, based on its assessment, that as of December 31, 2004 our internal control over financial reporting was effective, and our independent registered public accounting firm provided us with an unqualified report as to management’s assessment and the effectiveness of our internal control over financial reporting as of December 31, 2004.  These reports were included in our Annual Report on Form 10-K for the year ended December 31, 2004.  Since we are no longer an “accelerated filer” under rules recently promulgated by the Securities and Exchange Commission, we were not required to include in our Annual Report on Form 10-K for the year ended December 31, 2005, and will not be required to include in our Annual Report on Form 10-K for the year ended December 31, 2006, such a report of management based on its assessment, or a report by our independent registered public accounting firm on management’s assessment and the effectiveness, of our internal control over financial reporting as of December 31, 2005.  However, under the current transition rules, as proposed to be amended, we will be required to include such a report of management in our Annual Report for the year ended December 31, 2007, and both such a report of management and such a report of our independent registered public accounting firm for the year ended December 31, 2008 and for subsequent years, and we cannot assure investors that management or our independent registered public accounting firm will be able to provide such reports, or that such reports will be unqualified.  In this event, investors could lose confidence in the reliability of our financial statements, which could result in a decrease in the market value of our common stock.

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

ITEM 6.     EXHIBITS.

Exhibit Number	Exhibit
3.1	Amended and Restated Certificate of Incorporation (1)
3.2	Certificate of Amendment of the Amended and Restated Certificate of Incorporation (effecting reverse stock split)(4)
3.3	Third Amended and Restated By-Laws(3)
4.1	Specimen certificate representing shares of common stock (post-reverse stock split)(4)
4.2	Rights Agreement between the Registrant and American Stock Transfer & Trust Company, as Rights Agent(2)
4.3	Form of Certificate of Designations of Series A Junior Participating Preferred Stock (attached as Exhibit A to the Rights Agreement identified as Exhibit 4.2 hereto)(2)
4.4	Form of Rights Certificate (attached as Exhibit B to the Rights Agreement identified as Exhibit 4.2 hereto)(2)

Exhibit Number	Exhibit
31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

PRAECIS PHARMACEUTICALS INCORPORATED

Date: November 9, 2006	By	/s/ Edward C. English
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